Form 10KSB
period 1996-06-30
PATAPSCO BANCORP INC
filed 1996-09-27
CIK 1003961

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              --------------------
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended June 30, 1996

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ______________ to _______________

                          Commission File No. 0-28032

                             PATAPSCO BANCORP, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 MARYLAND                                    52-1951797
   ---------------------------------                    -------------------
   (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

   1301 MERRITT BOULEVARD, DUNDALK, MARYLAND                  21222-2194
   -----------------------------------------            -------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (410) 285-1010

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

For the fiscal year ended June 30, 1996, the registrant had $5.4 million in revenues.

As of September 23, 1996, the aggregate market value of voting stock held by non-affiliates was approximately $7,817,940, computed by reference to the most recent sales price on September 23, 1996 reported on the National Quotation Bureau Pink Sheets. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 23, 1996:  362,553.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the registrant's Annual Report to Stockholders for the Fiscal Year ended June 30, 1996.
          (Parts II and III)
     2. Portions of Proxy Statement for registrant's 1996 Annual Meeting of Stockholders. (Part III)

                                     PART I

Item 1.  Description of Business
- --------------------------------

General

     Patapsco Bancorp, Inc. Patapsco Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland in November 1995. On April 1, 1996, Patapsco Federal Savings and Loan Association ("Patapsco Federal" or the "Association") converted from mutual to stock form (the "Stock Conversion") and reorganized into the holding company form of ownership as a wholly owned subsidiary of the Company (the "Conversion"). As a result of the Conversion, the Company issued and sold 362,553 shares of its common stock at a price of $20.00 per share to the Bank's depositors, the Company's employee stock ownership plan and the public, thereby recognizing net proceeds of $6.7 million. In connection with the Conversion, the Association adopted a Plan of Conversion which, among other things, provided that as soon as practicable after the Conversion, the Association will convert from a federal stock savings and loan association to Maryland savings and loan association and then immediately thereafter to a Maryland commercial bank (the "Bank Conversion") to be known as the "The Patapsco Bank" (the "Bank"). In response to proposed legislation affecting the amount of the Association's tax bad debt reserve that would have to be recaptured upon completion of the Bank Conversion, the Board of Directors of the Company and the Association delayed the Bank Conversion pending the outcome of the proposed legislation. On August 20, 1996, the President signed tax bad debt reserve recapture legislation into law. As a result, the Company and the Association intend to proceed with the Bank Conversion. See "Recent
Developments --Reversal of Tax Bad Debt Recapture."

     The Company has no significant assets other than the outstanding capital stock of the Association, 50% of the net proceeds of the Conversion, after deducting amounts infused into the Association and used to fund the Employee Stock Ownership Plan ("ESOP"), and a note receivable from the ESOP. The Company is primarily engaged in the business of directing, planning and coordinating the business activities of Patapsco Federal. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Initially, the Company will not maintain offices separate from those of Patapsco Federal or employ any persons other than its officers who will not be separately compensated for such service.

     The Company's and the Association's executive offices are located at 1301 Merritt Boulevard, Dundalk, Maryland 21222-2194, and its main telephone number is (410) 285-1010.

     Patapsco Federal Savings and Loan Association. The Association is a federal stock savings and loan association operating through a single office located in Dundalk, Maryland and serving eastern Baltimore County. The Association was chartered by the State of Maryland in 1910 under the name Patapsco Building and Loan Association. The Association adopted a federal charter and received federal insurance of its deposit accounts in 1957, at which time it adopted its present name of Patapsco Federal Savings and Loan Association. Upon completion of the Bank Conversion, the Association will become a Maryland commercial bank and will change its name to the "The Patapsco Bank."

     The principal business of the Association historically has consisted of attracting deposits from the general public and investing these deposits in loans secured by first mortgages on one- to four-family ("single-family") residences in the Association's market area. The Association derives its income principally from interest earned on loans and, to a lesser extent, interest earned on mortgage-backed securities and investment securities and noninterest income. Funds for these activities are provided principally by operating revenues, deposits and repayments of outstanding loans and investment securities and mortgage-backed securities.

     Historically, the Association has operated as a traditional savings and loan association, emphasizing the origination of loans secured by single-family residences. At June 30, 1996, $47.2 million, or 89.8% of the Association's gross loan portfolio, consisted of single-family residential mortgage loans in its market area. However, the Association's Board of Directors anticipates minimal growth in residential loan demand within the Association's market area. In addition, the Board of Directors believes that as a result of recent consolidations of financial institutions, the Association's market area is not adequately served by the existing financial institutions and there will be increasing local demand for commercial real estate, commercial business and consumer loans. As a result, the Board of Directors has refocused the Association's strategy. Pursuant to this new strategy, while continuing to pursue its existing business of originating single-family residential mortgage loans, the Association is seeking to take advantage of the business opportunities identified by the Board of Directors by gradually expanding into commercial real estate, commercial business and consumer lending. In furtherance of this strategy, in June 1995, the Association began offering home improvement loans and had originated $2.7 million of such loans through June 30, 1996. In addition, the Board of Directors and management have implemented other new lending programs such as small business loans, residential and non-residential construction loans, home equity and other consumer loans.

Recent Developments

     Reversal of Tax Bad Debt Recapture. Generally, savings and loan associations that convert to commercial banks must recapture some or all of their tax bad debt reserve established for federal income taxation purposes. The Association incurred a $740,000 expense for recapture of a portion of its tax bad debt reserve during the year ended June 30, 1995 in connection with the determination of the Association's Board of Directors to convert the Association to a Maryland commercial bank. After this determination was made, legislation was introduced in Congress which provided that savings and loan associations that convert to commercial banks will not be required to recapture the portion of tax bad debt reserve accumulated prior to 1988. Following the introduction of this legislation, the Board of Directors determined to delay consummation of the Bank Conversion pending the outcome of this legislation. The legislation ultimately was enacted into law on August 20, 1996. As a result of the enactment of this legislation, the Association now intends to complete the Bank Conversion on or about September 30, 1996. Further, the Company intends to reverse approximately $600,000 of the $740,000 expense previously incurred. The reversal of the tax bad debt reserve as described above will be reflected as a reduction of tax expense during the quarter ending September 30, 1996.

     Special Assessment. The Bank's savings deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The assessment rate currently ranges from 0.23% of deposits for well capitalized institutions to 0.31% of deposits for undercapitalized institutions. The FDIC also administers the Bank Insurance Fund ("BIF"). On August 8, 1995, the FDIC adopted an amendment to the BIF risk-based assessment schedule which lowered the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF to a range of from 0.31% of insured deposits for undercapitalized BIF-insured institutions to 0.04% of deposits for well-capitalized institutions, which constitute over 90% of BIF-insured institutions. The FDIC amendment became effective for the quarter ended September 30, 1995, and the assessment rate for BIF-insured institutions subsequently was lowered to the statutory minimum of $2,000 per year. The amendment created a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and could place SAIF-insured savings institutions at a significant competitive disadvantage to BIF-insured institutions.

     The Balanced Budget Act of 1995, which was passed by Congress but vetoed by the President for reasons unrelated to the SAIF recapitalization, provided for a one-time assessment currently estimated to be up to 0.68% of insured deposits that would fully capitalize the SAIF. It is unknown whether this legislation will be enacted or if premiums for either BIF or SAIF members will be adjusted in the future by the FDIC or by legislative action. If a special assessment as described above were to be required, it would result in a one-time charge to the Association of up to $430,000 on a pre-tax basis, assuming the special assessment is based on deposits held at March 31, 1995. If such a special assessment were required and the SAIF as a result was fully recapitalized, it could have the effect of reducing the Association's future deposit insurance premiums to the SAIF, thereby increasing net income in future periods.

Market Area

     The Association's market area for gathering deposits consists of eastern Baltimore County, Maryland, while the Association makes loans to customers throughout the Baltimore Metropolitan area. The economy of the Association's market area has historically been based on industry such as steel, shipyards and automobile assembly. Major employers in the area include Bethlehem Steel and General Motors. In recent years, the local economy has weakened as a result of layoffs and plant closings by local employers. The economy in the Association's market area continues to remain weak and is dependent, to some extent, on a small number of major industrial employers. Recently, however, a significant portion of eastern Baltimore County has been designated as an "Enterprise Zone." As a result, employers relocating to this area are entitled to significant tax and other economic incentives.

     According to data provided by a private marketing firm, the Association estimates the population of the area within a two-mile radius of the Association (the "Survey Area") to be approximately 62,300. This compares to a population of approximately 67,600 in 1980, representing a decrease of 7.8%. During the same period of time, Baltimore County as a whole had an estimated 5.6% population increase. The median household income of the Survey Area is approximately $32,700, as compared to $42,600 for Baltimore County. The Association estimates that median household income for the Survey Area increased approximately 9% between 1989 and 1993, compared to an increase of 12% during that period for Baltimore County. Though the Survey Area is not identical to the Association's loan and deposit market areas, a substantial percentage of the Association's loan and deposit customers are residents of or businesses located in the Survey Area and management believes that the above information is representative of the Association's loan and deposit markets.

Lending Activities

     General. The Company's gross loan portfolio totaled $52.5 million at June 30, 1996, representing 66.6% of total assets at that date. It is the Company's policy to concentrate its lending within its market area. At June 30, 1996, $47.2 million, or 89.8% of the Company's gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include multi-family residential and commercial real estate loans, which amounted to $1.2 million, or 2.3% of the Company's gross loan portfolio at June 30, 1996. In addition, the Company originates consumer and other loans, including home improvement loans, loans secured by deposits and commercial leases. At June 30, 1996, consumer and other loans totaled $4.1 million, or 7.9% of the Company's gross loan portfolio.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated. At June 30, 1996, the Company had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                At June 30,
                                    -----------------------------------
                                          1996               1995
                                    ----------------   ----------------
                                     Amount     %      Amount      %
                                    -------   ------   -------   ------
                                          (Dollars in thousands)
Real estate loans:
 Single-family residential........  $47,165    89.85%  $40,668    96.64%
 Multi-family residential and
  commercial......................    1,188     2.26     1,059     2.52
Consumer and other loans:
 Home improvement.................    2,373     4.52        --       --
 Home equity loans................       39     0.07        --       --
 Loans secured by deposits........      392     0.75       211     0.50
 Commercial leases................      179     0.34       139     0.33
 Commercial loans.................    1,020     1.94        --       --
 Other............................      143     0.27         4     0.01
                                    -------   ------   -------    -----
                                     52,499   100.00%   42,081   100.00%
                                              ======             ======
Less:
 Deferred loan origination fees,
  net of costs....................      249                173
 Allowance for loan losses........      219                159
                                    -------            -------
   Total..........................  $52,031            $41,749
                                    =======            =======

     Loan Maturities. The following table sets forth certain information at June 30, 1996 regarding the dollar amount of loans maturing or repricing in the Company's portfolio. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable- and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the periods in which they mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Company's repayment experience to differ from that shown below.

                                                    Due after
                                 Due during         1 through        Due after
                               the year ending    5 years after    5 years after
                                June 30, 1997     June 30, 1996    June 30, 1996     Total
                               ---------------    -------------    -------------    -------
                                                      (In thousands)
Single-family residential..        $18,154           $5,827           $23,184       $47,165
Multi-family residential
 and commercial............            551              550                87         1,188
Consumer and other.........          1,410              732             2,004         4,146
                                   -------           ------           -------       -------
     Total.................        $20,115           $7,109           $25,275       $52,499
                                   =======           ======           =======       =======

     The following table sets forth at June 30, 1996 the dollar amount of all loans due one year or more after June 30, 1996 which have predetermined interest rates and have floating or adjustable interest rates.

                             Predetermined      Floating or
                                 Rates        Adjustable Rates     Total
                             -------------    ----------------    -------
                                            (In thousands)
Single-family residential..     $23,808            $5,203         $29,011
Multi-family residential
 and commercial............          87               550             637
Consumer and other.........       2,736                --           2,736
                                -------            ------         -------
 Total.....................     $26,631            $5,753         $32,384
                                =======            ======         =======

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

     Originations, Purchases and Sales of Loans. The Company generally has authority to originate and purchase loans secured by real estate located throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, the Company concentrates its lending activities in its market area.

     The Company's loan originations are derived from a number of sources, including referrals by realtors, depositors and borrowers and advertising, as well as walk-in customers. The Company's solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Company's loan personnel. All of the Company's loan personnel are salaried, and the Company does not compensate loan personnel on a commission basis for loans originated. With the exception of applications for home improvement loans, which loans may be originated on an indirect basis through a limited number of approved building contractors, loan applications are accepted at the Company's offices. In addition, the Company has one salaried loan originator who travels to meet prospective borrowers and take applications. In all cases, the Company has final approval of the application.

     In recent years, the Company generally has not purchased loans. However, during the year ended June 30, 1996, the Company purchased two whole loans and three participation interests totalling $477,000 and $149,000, respectively, in single-family residential mortgage loans from local financial institutions. In addition, the Company purchased a $550,000 participant interest in a commercial construction/permanent loan from another local financial institution. In the future, management intends to consider limited purchases of whole loans or participation interests in loans secured by single-family, multi-family or commercial real estate.

     In recent years, the Company generally has retained all originated loans in its portfolio. However, beginning in the first quarter of fiscal 1995, the Company adopted a policy of selling new originations of 30-year fixed-rate residential mortgage loans. During the years ended June 30, 1996 and 1995, the Company sold $270,000 and $289,000, respectively, of such loans. Such loans are sold in the secondary market to the Federal National Mortgage Association ("FNMA") or to local financial institutions. The Company may retain servicing on such loans. In the future, the Company may consider selling participation interests in multi-family residential or commercial real estate loans where the balance of the loan is larger than desired for retention in the Company's loan portfolio.

     Loan Underwriting Policies. The Company's lending activities are subject to the Company's non-discriminatory underwriting standards and to loan origination procedures prescribed by the Company's Board of Directors and management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. First mortgage loans in amounts of up to $100,000, $207,000, $500,000 and $750,000 may be approved by the Mortgage Loan Administrator, the Mortgage Loan Vice President, the Officers Loan Committee (consisting of three officers of the Association) and the Directors Loan Committee (consisting of any two non-employee directors), respectively. Certain officers and committees have been granted authority by the Board of Directors to approve commercial business loans in varying amounts depending upon whether the loan is secured or unsecured and, with respect to secured loans, whether the collateral is liquid or illiquid. Individual officers and certain committees of the Company have been granted authority by the Board of Directors to approve consumer loans up to varying specified dollar amounts, depending upon the type of loan.

     Applications for single-family real estate loans are underwritten and closed in accordance with the standards of Federal Home Loan Mortgage Corporation ("FHLMC") and FNMA. Generally, upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is undertaken by an appraiser approved by the Company and licensed by the State of Maryland. In the case of single-family residential mortgage loans, except when the Company becomes aware of a particular risk of environmental contamination, the Company generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

     It is the Company's policy to record a lien on the real estate securing a loan and to obtain title insurance which insures that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, pay flood insurance policy premiums. Upon receipt of a loan application from a prospective borrower, a credit report generally is ordered to verify specific information relating to the loan applicant's employment, income and credit standing.

     With respect to single-family residential mortgage loans, the Company makes a loan commitment of between 30 and 60 days for each loan approved. If the borrower desires a longer commitment, the commitment may be extended for good cause and upon written approval. No fees are charged in connection with the issuance of a commitment letter. The interest rate is guaranteed until closing.

     It is the policy of the Company that appraisals be obtained in connection with all loans for the purchase of real estate or to refinance real estate loans where the existing mortgage is held by a party other than the Company. All appraisals are performed by appraisers approved by the Company's Board of Directors and licensed by the State of Maryland.

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements;
(iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and (v) the Director of OTS, by order, permits the savings institution to avail itself of this higher limit. Under these limits, the Company's loans to one borrower were limited to $1.4 million at June

30, 1996. At that date, the Company had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 1996, the Company's largest lending relationship was a $900,000 revolving line of credit secured by commercial real estate and a personal guarantee which was current and performing in accordance with its terms at June 30, 1996.

     Interest rates charged by the Company on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Single-Family Residential Real Estate Lending. The Company historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At June 30, 1996, single-family residential mortgage loans, excluding home improvement loans, totaled $47.2 million, or 89.8% of the Company's gross loan portfolio. Of such loans, $6.1 million were secured by nonowner-occupied investment properties.

     The Company originates fixed-rate mortgage loans at competitive interest rates. At June 30, 1996, $23.9 million, or 45.5% of the Company's gross loan portfolio was comprised of fixed-rate mortgage loans. Single-family mortgage loans with adjustable rates comprised 44.5% of the Company's gross loan portfolio at June 30, 1996. Generally, the Company retains fixed-rate mortgages with maturities of 15 years or less and fixed-rate loans with longer maturities are typically sold in the secondary market in accordance with the Company's Asset Liability/Management Policy. It is currently the Company's policy to sell all 30-year fixed-rate loans it originates.

     The Company also offers adjustable-rate residential mortgage loans. Single-family residential mortgage loans secured by nonowner-occupied properties are made solely on an adjustable-rate basis and carry interest rates generally 1.5% above the rates charged on comparable loans secured by owner-occupied properties. As of June 30, 1996, 49.5% of single-family mortgage loans in the Company's loan portfolio carried adjustable rates. After the initial term, the rate adjustments on the Company's adjustable-rate loans are indexed to one of six recognized indices. The index most frequently used is a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board, though the National Monthly Median Cost of Funds Index for OTS-Regulated SAIF-Insured Institutions is also frequently utilized. The interest rates on these mortgages are adjusted either once a year or every three years and, in the case of owner-occupied residential mortgage loans, subject to a maximum adjustment of 2% per adjustment period and a maximum aggregate adjustment of 6% over the life of the loan. No such limits apply in the case of nonowner-occupied single-family residential mortgage loans. The adjustable-rate mortgage loans offered by the Company do not provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied.

     The retention of adjustable-rate loans in the Company's portfolio helps reduce the Company's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable-rate loans allow the Company to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Company's adjustable-rate loans will fully adjust to compensate for increases in the Company's cost of funds. Finally, adjustable-rate loans increase the Company's exposure to decreases in prevailing market interest rates, although decreases in the Company's cost of funds tend to offset this effect.

     Multi-Family Residential and Commercial Real Estate Lending. The Company's multi-family residential loan portfolio generally consists primarily of loans secured by small apartment buildings, and the commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings, shopping centers and commercial and industrial buildings. Such loans generally range in size from $100,000 to $550,000. At June 30, 1996, the Company had $1.2 million of multi-family residential and commercial real estate loans, which amounted to 2.3% of the Company's gross loan portfolio at such date. Multi-family and commercial real estate loans either are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a three or five year note maturity, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its multi-family and commercial real estate lending to borrowers within its market area or with which it has had prior experience. The Company intends to significantly expand multi-family residential and commercial real estate lending.

     Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Multi-family residential and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Company generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Company. It has been the Company's policy to obtain annual financial statements of the business of the borrower or the project for which commercial or multi-family residential real estate loans are made. In addition, in the case of commercial mortgage loans made to a partnership or a corporation, the Company seeks, whenever possible, to obtain personal guarantees and annual financial statements of the principals of the partnership or corporation.

     Consumer and Other Lending. The consumer loans currently in the Company's loan portfolio consist of home improvement loans, loans secured by savings deposits and overdraft protection for checking accounts. In addition, the Company originates small business loans and loans to finance commercial leases. At June 30, 1996, consumer and other loans totaled $4.1 million, or 7.9% of the Company's gross loan portfolio.

     In July 1995, the Company instituted a home improvement loan program. Such loans are made to finance a variety of other home improvement projects, such as swimming pool construction and room additions. The Company's policy is to originate home improvement loans throughout Maryland, except for the western portion of the state. While the Company originates some home improvement loans on a direct basis, most of the home improvement loans in the Company's portfolio are originated on an indirect basis through the Company's relationships with selected independent contractors. The Company's underwriting policies apply to all home improvement loans whether or not directly originated by the Company. See " -- Loan Underwriting Policies." Home improvement loans generally have terms ranging from three to 15 years and have fixed interest rates. Home improvement loans are made on both secured and unsecured bases. However, all home improvement loans with a principal loan amount over $10,000 or which have a term longer than 84 months are made on a secured basis with loan-to-value ratios up to 80% or 90%, depending on the type of project financed. At June 30, 1996, home improvement loans amounted to $2.4 million, or 4.5% of the Company's gross loan portfolio, with $1.1 million of such loans being secured by real estate.

     The Company makes savings account loans for up to 90% of the depositor's savings account balance. The interest rates normally range from 2.0% to 2.5% above the rate paid on a passbook savings account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a monthly basis. At June 30, 1996, loans on deposit accounts totaled $392,000, or 0.8% of the Company's gross loan portfolio.

     During fiscal 1995, the Company began offering loans for the lease of equipment by small businesses. The Company initiated this program as a result of its relationship with a Maryland equipment leasing company. All such loans currently are made with full recourse to the leasing company, though the Board of Directors has authorized the origination of such loans on a nonrecourse basis. In extending a commercial lease loan, the Company reviews the borrower's financial statements, credit reports, tax returns and other documentation. Generally, commercial lease loans are made in amounts ranging between $3,000 and $35,000. Commercial lease loans have terms of up to five years and carry fixed interest rates. At June 30, 1996, commercial lease loans totaled $179,000, or 0.3% of the Company's gross loan portfolio. All commercial lease loans are made with full recourse to a Baltimore based leasing company.

     Consumer lending affords the Company the opportunity to earn yields higher than those obtainable on single-family residential lending. However, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans which are unsecured or secured by rapidly depreciable assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy.

     During fiscal 1996 the Company began a commercial lending program. At June 30, 1996 the Company's commercial loans totaled $1.0 million or 1.9% of the Company's gross loan portfolio. This commercial lending program will employ many of the alternative financing and guarantee programs available through the U.S. Small Business Administration and other state and local economic development agencies.

     Loan Fees and Servicing. The Company receives fees in connection with late payments and for miscellaneous services related to its loans. The Company also charges fees in connection with loan originations typically from 0 to 3 points (one point being equal to 1% of the loan amount) on residential mortgage loan originations. The Company generally does not service loans for others, except for 30 year fixed-rate residential mortgage loans originated and sold by the Company with servicing retained, and earns minimal income from this activity. At June 30, 1996 the Company was servicing loans for others totaling approximately $409,000.

     Nonperforming Loans and Other Problem Assets. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Company takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent 15 days incur a late fee of 5% of principal and interest due. As a matter of policy, the Company will contact the borrower after the loan has been delinquent 15 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 90 days or more, formal legal proceedings are commenced to collect amounts owed.

     Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management's judgment there is no doubt as to full collectibility of principal and interest. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 4 of Notes to Consolidated Financial Statements.

     Real estate acquired by the Company as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold. When such property is acquired, it is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. Any required write-down of the loan to its fair value upon foreclosure is charged against the allowance for loan losses. See Note 1 of Notes to Consolidated Financial Statements. The Company records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. Costs relating to holding such real estate are charged against income in the current period, while costs relating to improving such real estate are capitalized until a saleable condition is reached.

     The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                            At June 30,
                                                          ---------------
                                                          1996       1995
                                                          ----       ----
                                                          (In thousands)
Loans accounted for on a non-accrual basis: (1)
  Real estate:
    Single-family residential....................         $ 240     $ 122
    Multi-family and commercial..................            --        --
  Consumer and other.............................            --        --
                                                          -----     -----
    Total........................................         $ 240     $ 122
                                                          =====     =====

Accruing loans which are contractually past due
  90 days or more................................         $  --     $  --
                                                          -----     -----
    Total........................................         $  --     $  --
                                                          =====     =====

    Total nonperforming loans....................         $ 240     $ 122
                                                          =====     =====

Percentage of total loans........................          0.46%     0.29%
                                                          =====     =====

Other non-performing assets (2)..................         $  31     $  50
                                                          =====     =====

Loans modified in troubled debt restructurings...         $  --     $  --
                                                          =====     =====

- --------------------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.
(2) Other nonperforming assets represents property acquired by the Company through foreclosure or repossession or accounted for as a foreclosure in-substance. This property is carried at the lower of its fair market value less estimated selling costs or the principal balance of the related loan, whichever is lower.


     During the year ended June 30, 1996, gross interest income of $19,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during that period amounted to $8,000.

     At June 30, 1996, nonaccrual loans consisted of five mortgage loans secured by single-family residential real estate properties aggregating $240,000. In addition, the Company had no loans not classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

     At June 30, 1996, the Company had $31,000 in real estate owned, which consisted of one parcel of undeveloped, industrially zoned land located in the Dundalk area of Baltimore County, Maryland.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At June 30, 1996, the Company had $1,048,000 in classified assets, consisting of $777,000 in assets classified as special mention, $271,000 in assets classified as substandard, and no assets classified as doubtful or loss. Special mention assets consisted of nine single-family residential mortgage loans totalling $772,000 and one unsecured home improvement loan with an unpaid principal balance of $5,000. The substandard assets consisted of five single-family residential mortgage loans aggregating $240,000 and $31,000 in real estate owned.

     Allowance for Loan Losses. In originating loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Company's and the industry's historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Company increases its allowance for loan losses by charging provisions for possible loan losses against the Company's income.

     Management will continue to actively monitor the Company's asset quality and allowance for loan losses. Management will charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses and believes such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The Company's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Company's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in the Company's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Additional provisions for losses on loans are made in order to bring the allowance to a level deemed adequate. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession, the Company would transfer the property to real estate acquired in settlement of loans initially at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded. Management anticipates that the Company's provisions for loan losses will increase in the future as it implements the Board of Directors' strategy of continuing existing lines of business while gradually expanding commercial real estate, commercial business and consumer lending, which loans generally entail greater risks than single-family residential mortgage loans.

     Banking regulatory agencies, including the OTS, have adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                      Year Ended June 30,
                                                     ---------------------
                                                     1996             1995
                                                     ----             ----
                                                     (Dollars in thousands)
Balance at beginning of period.................      $ 159           $ 156
Loans charged off:
  Real estate mortgage:
  Single-family residential....................         --              12
  Multi-family and commercial..................         --              --
  Consumer and other...........................          8              --
                                                     -----           -----
    Total charge-offs..........................          8              12
Recoveries.....................................         --              --
                                                     -----           -----
Net loans charged off..........................          8              12
Provision for loan losses......................         68              15
                                                     -----           -----
Balance at end of period.......................      $ 219           $ 159
                                                     =====           =====
Ratio of net charge-offs to average
  loans outstanding during the period..........        .02%            .03%
                                                     =====           =====

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                            At June 30,
                                          ----------------------------------------------
                                                   1996                    1995
                                          ---------------------   ----------------------
                                                    Percent of              Percent of
                                                  Loans in Each           Loans in Each
                                                   Category to             Category to
                                          Amount   Total Loans    Amount   Total Loans
                                          ------  --------------  ------  --------------
                                                      (Dollars in thousands)
  Real estate mortgage:
     Single-family residential..........    $163          89.85%    $149          96.64%
     Multi-family and commercial........      12           2.26        8           2.52
  Consumer and other....................      44           7.89        2           0.84
                                            ----         ------     ----         ------
       Total allowance for loan losses..    $219         100.00%    $159         100.00%
                                            ====         ======     ====         ======

INVESTMENT ACTIVITIES

     General. The Company is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Company to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain.

     The Company makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The investment activities of the Company consist primarily of investments in mortgage-backed securities and other investment securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. In addition, until July 1994, the Company maintained an investment in a mutual fund that purchased adjustable-rate mortgages. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Company's investment policy. The Company performs analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Under the Company's current investment policy, securities purchases must be approved by the Company's Asset/Liability Management Committee. The Company's Asset/Liability Management Committee has limited authority to sell investment securities and purchase comparable investment securities with similar characteristics. The Board of Directors reviews all securities transactions on a monthly basis.

     The Company adopted SFAS No. 115 as of July 1, 1994. The effect of initial adoption of SFAS No. 115 was to decrease Stockholders' Equity as of July 1, 1994 by approximately $30,800. In December 1995, the Company utilized a one-time opportunity to change the classification of securities and, as a result, designated its entire held-to-maturity portfolio with an amortized cost of $21.3 million and an unrealized net loss of $73,000 as available-for-sale. Pursuant to SFAS No. 115, investment securities classified as held-to-maturity are recorded at amortized cost and those classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.
At June 30, 1996, the Company's entire portfolio of investment securities was classified as available for sale and had an aggregate carrying value of $17.2 million and an unrealized net loss after tax of $107,000. As a result, management of the Company currently does not anticipate that the presence of unrealized losses in the Company's portfolio of investment securities and mortgage-backed securities is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity. Securities designated as "held to maturity" are those assets which the Company has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Company's intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Company sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available-for-sale. Securities designated as "available-for-sale" are those assets which the Company may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings.

     Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Company. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and Government National Mortgage Association ("GNMA") which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collaterize borrowings or other obligations of the Company.

     Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have similar maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities generally are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

     The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accredited over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

     Mortgage-related securities, which include collateralized mortgage obligations ("CMOs"), are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools.

Accordingly, under this security structure, all principal paydowns from the various mortgage pools are allocated to a mortgage-related securities' class or classes structured to have priority until it has been paid off. These securities generally have fixed interest rates, and, as a result, changes in interest rates generally would affect the market value and possibly the prepayment rates of such securities.

     Some mortgage-related securities instruments are like traditional debt instruments due to their stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other mortgage-related securities instruments are entitled to the excess, if any, of the issuer's cash flows. These mortgage-related securities instruments may include instruments designated as residual interest and are riskier in that they could result in the loss of a portion of the original investment. Cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest rate risk. The Company does not purchase residual interests in mortgage-related securities.

     The Company's mortgage-backed and related securities portfolio consists primarily of seasoned fixed-rate and adjustable-rate, mortgage-backed and related securities. The Company makes such investments in order to manage cash flow, diversify assets, obtain yield, to satisfy certain requirements for favorable tax treatment and to satisfy the qualified thrift lender test. See " -- Depository Institution Regulation -- Qualified Thrift Lender Test."

     At June 30, 1996, mortgage-backed securities with a carrying value of $12.8 million were held as available for sale. At June 30, 1996, the Company's mortgage-backed securities had a weighted average yield of 6.44%.

     At June 30, 1996, the Company had within its mortgage-backed securities portfolio CMOs with a carrying value of $10.2 million, representing 12.9% of total assets. The Company's CMOs had a weighted average yield of 6.43% at June 30, 1996. The Company's investment policy permits investments in individual issues of CMOs or Real Estate Mortgage Investment Conduits ("REMICs") that are not considered "high risk" securities under OTS policies.

     The following table sets forth the carrying value of the Company's investments at the dates indicated.

                                                      At June 30,
                                                ----------------------
                                                   1996         1995
                                                ---------     --------
                                                (Dollars in thousands)
  Securities available for sale:
     U.S. government and agency securities..      $ 4,424     $ 2,894
     Mortgage-backed securities.............       12,778       3,350
                                                  -------     -------
       Total securities available for sale..       17,202       6,244

  Securities held to maturity:
     U.S. government and agency securities..           --      11,936
     Mortgage-backed securities.............           --      12,422
     Mutual funds...........................           --          --
                                                  -------     -------
       Total securities held to maturity....           --      24,358
                                                  -------     -------

          Total investment securities.......       17,202      30,602

    FHLB stock..............................          491         491
                                                  -------     -------
       Total investments                          $17,693     $31,093
                                                  =======     =======

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Company's investment portfolio at June 30, 1996.

                                   One Year or Less         One to Five Years         Five to Ten Years         More than Ten Years
                                   -----------------        ------------------        ------------------        -------------------
                                   Carrying  Average         Carrying  Average         Carrying  Average         Carrying  Average
                                    Value     Yield           Value     Yield           Value     Yield           Value     Yield
                                   --------  -------        ---------  -------        ---------  -------         --------  -------
                                                                        (Dollars in thousands)
Securities available for sale:
  U.S. government and agency
    securities...................   $   --       --%           $2,467     4.53%          $ 1,957    7.35%           $   --      --%
  Mortgage-backed securities.....       --       --                --       --             8,644    6.44             4,134    6.44
                                    ------                     ------                    -------                    ------
    Total........................   $   --                     $2,467     4.53           $10,601    6.61            $4,134    6.44
                                    ======                     ======                    =======                    ======

                                       Total Investment Portfolio
                                    --------------------------------
                                    Carrying    Market      Average
                                    Value       Value        Yield
                                    --------  ----------   ---------

 Securities available for sale:     $ 4,424     $ 4,424         5.78%
   U.S. government and agency
     securities...................   12,778      12,778         6.44
   Mortgage-backed securities.....  -------     -------

     Total........................  $17,202     $17,202         6.27
                                    =======     =======

     The Company is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of state and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-backed securities with less than one year to maturity or subject to repurchase within one year) equal to a monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. Savings banks are also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of their net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity and short-term liquidity ratios of the Company for the month of June 1996 were 8.5% and 12.6%, respectively.

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     General. Deposits are the primary source of the Company's funds for lending, investment activities and general operational purposes. In addition to deposits, the Company derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Company has access to borrow from the FHLB of Atlanta. Upon completion of the Bank Conversion, the Bank will still have access to FHLB of Atlanta advances.

     Deposits. The Company attracts deposits principally from within its market area by offering a variety of deposit instruments, including checking accounts, Christmas Club accounts, money market accounts, statement and passbook savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from seven days to five years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Company on a periodic basis. The Company reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, the Company considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. Management believes it prices its deposits comparably to rates offered by its competitors. The Company does not accept brokered deposits.

     The Company attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Company seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Company's depositors are Maryland residents. To provide additional convenience, the Company participates in the MOST Automatic Teller Machine network at locations throughout the United States, through which customers can gain access to their accounts at any time. To better serve its customers, the Company has installed automatic teller machines at its office in Dundalk and at Dundalk Community College.

     The following tables set forth the average balances based on month-end balances and interest rates for various types of deposits as of the dates indicated.

                                        Year Ended June 30,
                                ------------------------------------
                                      1996               1995
                                -----------------  -----------------
                                Average  Average   Average  Average
                                Balance    Rate    Balance    Rate
                                -------  --------  -------  --------
                                       (Dollars in thousands)

Passbook, statement savings
 and Christmas Club...........  $18,693     3.07%  $20,352     3.06%
NOW checking..................    2,781     2.41     2,596     2.37
Money market..................    4,636     3.52     4,847     3.63
Certificates of deposit.......   37,063     5.52    33,473     4.54
Noninterest-bearing checking..    1,223       --     1,034       --
                                -------            -------
  Total.......................  $64,396            $62,302
                                =======            =======


     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1996. At such date, such deposits represented 1.95% of total deposits and had a weighted average rate of 5.42%.

                                                    Certificates
                  Maturity Period                   of Deposits
                  ---------------                  -------------
                                                   (In thousands)

                  Three months or less...........      $  303
                  Over three through six months..         213
                  Over six through 12 months.....         321
                  Over 12 months.................         414
                                                       ------
      Total......................................      $1,251
                                                       ======


     Borrowings. Savings deposits historically have been the primary source of funds for the Company's lending, investments and general operating activities. The Company is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Company is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Company has a Blanket Agreement for advances with the FHLB under which the Company may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Company's stock in the FHLB of Atlanta and other eligible assets. During fiscal 1994, 1995 and 1996, the Company had no borrowings other than FHLB advances. At June 30, 1996, the Company had no FHLB advances outstanding. The Bank will be a member of the FHLB system following the Bank Conversion.

     The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

                                                 At June 30,
                                           ----------------------
                                               1996       1995
                                              ------     ------
                                           (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances..........................     $   --     $5,000
Weighted average rate paid on:
  FHLB advances..........................         --%      5.93%

                                             Year Ended June 30,
                                           ----------------------
                                               1996       1995
                                              ------     ------
                                           (Dollars in thousands)
Maximum amount of borrowings outstanding
  at any month end:
  FHLB advances..........................     $5,000     $7,000

                                                 At June 30,
                                           ----------------------
                                               1996       1995
                                              ------     ------
                                           (Dollars in thousands)
Approximate average short-term borrowings
  outstanding with respect to:
  FHLB advances..........................     $3,282     $5,042
Approximate weighted average rate paid
  on: (1)
  FHLB advances..........................       5.68%      5.59%

- --------------------

(1) Weighted average rate paid is derived from dividing the actual interest expense by the average daily short-term borrowings outstanding.


SUBSIDIARY ACTIVITIES

     As a federally chartered savings and loan association, the Company is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 1996, the Company was authorized to invest up to approximately $2.3 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank has one subsidiary service corporation, PFSL Holding Corp. ("PFSL"), which it formed in November 1995 to hold certain real estate it acquired in foreclosure.

COMPETITION

     The Company faces strong competition both in originating real estate and consumer loans and in attracting deposits. The Company competes for real estate and other loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers. The Company also competes by offering products which are tailored to the local community. Its competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

     Management considers its market area for gathering deposits to be eastern Baltimore County in Maryland. The Company originates loans throughout the Baltimore metropolitan area. The Company attracts its deposits through its office in Dundalk primarily from the local community. Consequently, competition for deposits is principally from other savings institutions, commercial banks, credit unions, mutual funds and brokers in the local community. The Company competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff. The Company believes it has developed strong relationships with local realtors and the community in general.

EMPLOYEES

     As of June 30, 1996, the Company had 25 full-time and no part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Company's relationships with its employees to be good.

DEPOSITORY INSTITUTION REGULATION

     General. The Association is a federally chartered stock savings institution, is a member of the FHLB of Atlanta and its deposits are insured by the FDIC through the SAIF. As a federal savings institution, the Association is subject to regulation and supervision by the OTS and the FDIC and to OTS regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The OTS periodically examines the Association for compliance with various regulatory requirements and for safe and sound operations. The FDIC also has the authority to conduct special examinations of the Association because its deposits are insured by the SAIF. The Association must file reports with the OTS describing its activities and financial condition and must obtain the approval of the OTS prior to entering into certain transactions, such as mergers with or acquisitions of other depository institutions. This regulatory oversight will continue to apply until consummation of the Bank Conversion.

     Upon consummation of the Bank Conversion, the Bank will be a Maryland commercial bank and its deposit accounts will continue to be insured by the SAIF. The Bank also will become a member of the Federal Reserve System. The Bank will be subject to supervision, examination and regulation by the State of Maryland Commissioner of Financial Regulation ("Commissioner") (rather than the OTS) and the Federal Reserve Board and to Maryland and federal statutory and regulatory provisions governing such matters as capital standards, mergers and establishment of branch offices, and it will remain subject to the FDIC's authority to conduct special examinations. The Bank will be required to file reports with the Commissioner and the Federal Reserve Board concerning its activities and financial condition and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

     As a federally insured depository institution, the Association is, and the Bank will be, subject to various regulations promulgated by the Federal Reserve Board, including Regulation B (Equal Credit Opportunity),

Regulation D (Reserve Requirements), Regulations E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

     The system of regulation and supervision applicable to the Association, and that will be applicable to the Bank, establishes a comprehensive framework for the operations of the Association, and the Bank and is intended primarily for the protection of the FDIC and the depositors of the Association and, upon completion of the Bank Conversion, the Bank. Changes in the regulatory framework could have a material effect on the Association and the Bank and their respective operations that in turn, could have a material adverse effect on the Company.

     Capital Requirements. At June 30, 1996, the Association exceeded all minimum regulatory capital requirements. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets, and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated Composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." The Association is in compliance with all currently applicable capital requirements. For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible savings association. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for mortgage servicing rights and purchased credit card relationships.

     Both core and tangible capital are further reduced by an amount equal to a gradually increasing percentage of the savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or holding companies. At June 30, 1996, the Association had no such investments.

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles, increased for certain goodwill amounts and increased by a prorated portion of the assets of subsidiaries in which the savings association holds a minority interest and which are not engaged in activities for which the capital rules require the savings association to net its debt and equity investments in such subsidiaries against capital, as well as a prorated portion of the assets of other subsidiaries for which netting is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At June 30, 1996, the Association's adjusted total assets for purposes of the core and tangible capital requirements were $76.7 million.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loan and lease loss allowances.

     Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by an increasing percentage of the savings association's high loan-to-value ratio land loans, non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of June 30, 1996, the Association had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a phased deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one-to-four family first mortgages not more than 90 days past due with original loan-to-value ratios under 80%, multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates of at least 80%, and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government (such as mortgage-backed securities issued by GNMA) are given a 0% risk weight.

     The table below provides information with respect to the Association's compliance with its regulatory capital requirements at June 30, 1996.


                                                Percent of
                                     Amount     Assets (1)
                                    --------    ------------
                                      (Dollars in thousands)

Tangible capital................     $9,607         12.55%
Tangible capital requirement....      1,150          1.50
                                      ------         -----
  Excess (deficit)..............     $8,457         11.05%
                                     ======         =====

Core capital (2)................     $9,607         12.55%
Core capital requirement........      2,301          3.00
                                     ------         -----
  Excess (deficit)..............     $7,306          9.55%
                                     ======         =====

Risk-based capital..............     $9,826         28.67%
Risk-based capital requirement..      2,742          8.00
                                     ------         -----
  Excess (deficit)..............     $7,084         20.67%
                                     ======         =====

- ------------------------

(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.
(2) Reflects the capital requirement which the Association must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations. The core requirement applicable to the Association may increase if the OTS amends its capital regulations, as it has proposed, in response to the more stringent leverage ratio adopted by the Office of the Comptroller of the Currency for national banks.

     OTS risk-based capital requirements require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Institutions with less than $300 million in assets and a risk-based capital ratio above 12%, like the Association, generally are exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers.

     The OTS has proposed an amendment to its capital regulations establishing a minimum core capital ratio of 3.00% for savings institutions rated composite 1 under the OTS CAMEL examination rating system. For all other savings associations, the minimum core capital ratio would be from 4.00% to 5.00%. In determining the amount of additional core capital, the OTS would assess both the quality of risk management systems and the level of overall risk in each individual savings institution through the supervisory process on a case-by-case basis.

     In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     Upon consummation of the Bank Conversion, the Bank will be subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. Federal Reserve Board regulations establish two capital standards for state-chartered banks that are members of the Federal Reserve System ("state member banks"): a leverage requirement and a risk-based capital requirement. In addition, the Federal Reserve may on a case-by-case basis, establish individual minimum capital requirements for a bank that vary from the requirements which would otherwise apply under Federal Reserve Board regulations. A bank that fails to satisfy the capital requirements established under the Federal Reserve Board's regulations will be subject to such administrative action or sanctions as the Federal Reserve Board deems appropriate.

     The leverage ratio adopted by the Federal Reserve Board requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for banks rated composite 1 under the CAMEL rating system for banks. Banks not rated composite 1 under the CAMEL rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the Federal Reserve Board's leverage requirement, Tier 1 capital generally consists of the same components as core capital under the OTS's capital regulations, except that no intangibles except certain mortgage servicing rights and purchased credit card relationships may be included in capital.

     The risk-based capital requirements established by the Federal Reserve Board's regulations require state member banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital under the Federal Reserve Board's regulations generally correspond to the components of supplementary capital under OTS regulations. Total risk-weighted assets generally are determined under the Federal Reserve Board's regulations in the same manner as under the OTS's regulations, except that the Federal Reserve Board regulations establish only four risk categories, with risk weights of 0%, 20%, 50% and 100%.

     The Federal Reserve Board has proposed to revise its risk-based capital requirements to ensure that such requirements provide for explicit consideration of interest rate risk. Under the proposed rule, a state member bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank's internal model for measuring such exposure, if such model is determined to be adequate by the bank's examiner. If the dollar amount of a bank's interest rate risk exposure, as measured under either measurement system, exceeds 1% of the bank's total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. Management of the Association has not determined what effect, if any, the Federal Reserve Board's proposed interest rate risk component would have on the Bank's capital if adopted as proposed.

     In addition, the Bank will be subject to the statutory capital requirements imposed by the State of Maryland. Under Maryland statutory law, if the surplus of a Maryland commercial bank at any time is less than 100% of its capital stock, then, until the surplus is 100% of the capital stock, the commercial bank: (i) must transfer to its surplus annually at least 10% of its net earnings; and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings. In addition, the Bank will be subject to Federal Reserve Board capital requirements. Federal Reserve Board regulations establish two capital standards for national banks: a leverage requirement and a risk-based capital requirement.

     Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

     Federal banking regulators have adopted regulations implementing the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, an institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the depository institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as a depository institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain mortgage servicing rights. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. At June 30, 1996, the Association was classified as "well capitalized" under OTS regulations, and management of the Association believes that the Bank will, immediately after the Conversion, also be classified as "well-capitalized" under Federal Reserve Board regulations.

     Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS and the Federal Reserve Board, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Association meets substantially all the standards adopted in the interagency guidelines.

     Additionally under FDICIA, as amended by the CDRI Act, the federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS and the Federal Reserve Board, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, an FDIC insured depository institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the operations of the Association or the Bank.

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Association is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Association was in compliance with this requirement with investment in FHLB of Atlanta stock at June 30, 1996 of $491,000. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At June 30, 1996, the Association had no advances outstanding from the FHLB of Atlanta. Upon completion of the Bank Conversion, the Bank will continue to be a member of the FHLB of Atlanta.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.3 million of transaction accounts, reserves equal to 3% must be maintained on the next $52.0 million of transaction accounts, and a reserve of 10% must be maintained against all remaining transaction accounts. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At June 30, 1996, the Association met its reserve requirements.

     Upon completion of the Bank Conversion, the Bank will become a member of the Federal Reserve System and will subscribe for stock in the Federal Reserve Bank of Richmond in an amount equal to 6% of the Bank's paid-up capital and surplus. The Bank will continue to be subject to the reserve requirements to which the Association is presently subject under Federal Reserve Board regulations.

     The monetary policies and regulations of the Federal Reserve Board have a significant effect on the operating results of commercial banks. The Federal Reserve Board's policies affect the levels of bank loans, investments and deposits through its open market operation in United States government securities, its regulation of the interest rate on borrowings of member banks from Federal Reserve Banks and its imposition of non-earning reserve requirements on all depository institutions, such as the Bank, that maintain transaction accounts or non-personal time deposits.

     Deposit Insurance. The Association's savings deposits are insured by the SAIF, which is administered by the FDIC. The assessment rate currently ranges from 0.23% of deposits for well capitalized institutions to 0.31% of deposits for undercapitalized institutions. The FDIC also administers the BIF, which has the same designated reserve ratio as the SAIF. The deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF ranges from .27% of insured deposits for undercapitalized BIF-insured institutions to a statutory minimum of $2,000 annually for well-capitalized institutions, which constitute over 90% of the BIF-insured institutions. The existing substantial disparity in the deposit insurance premiums paid by BIF and SAIF members places SAIF-insured savings institutions, such as the Association, at a significant competitive disadvantage to BIF-insured institutions. See "Recent Developments -- Special Assessment."

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     Although the Bank, as a Maryland commercial bank, would qualify for insurance of deposits by the BIF of the FDIC, the Bank will be prohibited under current federal law from converting from SAIF to BIF insurance. Accordingly, following the Bank Conversion, the Bank will remain a member of the SAIF, which will insure the deposits of the Bank to a maximum of $100,000 for each insured member. Because the Bank will continue to be a SAIF member, its deposit insurance assessments will be determined on the same basis as the deposit insurance assessments paid by the Association. Under federal statute, the prohibition on conversion from SAIF to BIF insurance will continue until such time as the SAIF's ratio of reserves to insured deposits (the "reserve ratio") equals 1.25%. Based on projections published by the FDIC, the SAIF reserve ratio is not expected to reach 1.25% for a number of years.

     The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, would not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings associations, the FDIC will take into account whether the savings association is meeting with the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks.

     Liquidity Requirements. The Association is required under OTS regulations to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board reserve requirements, time and savings deposits in certain institutions, obligations of the United States and states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to pre-arranged sale within one year) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The Association is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of their net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily and short-term liquidity ratios of the Association for the month of June 1996 were approximately 8.5% and 12.6%, respectively.

     Upon consummation of the Bank Conversion, the Bank will be subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits. The board of directors of a Maryland commercial bank must by resolution direct the commercial bank to maintain this reserve ratio in: (i) cash on hand; (ii) demand deposits in a bank of good standing in any state; or
(iii) as to 5% of its demand deposits, on approval of the Commissioner, (a) registered or coupon bonds, or (b) general obligations guaranteed by the United States government, an agency of the United States government, the State of Maryland, or any political subdivision. Additionally, A Maryland commercial bank must have at all times a reserve equal to at least 3% of all time deposits. Time deposit reserves must be kept in: (i) cash on hand; (ii) deposits in a bank of good standing in any state; or (iii) direct obligations of the United States government or of the State of Maryland. Under the Maryland statute, "demand deposits" are defined as deposits payable within 30 days and "time deposits" are defined to be deposits that are payable after 30 days, including a savings account or certificate of deposit that requires at least a 30-day notice before payment. Assuming completion of the Bank Conversion, the Bank would (as of June 30, 1996) be in compliance with Maryland's reserve requirements.

     Qualified Thrift Lender Test. A savings institution that does not meet the Qualified Thrift Lender ("QTL") test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     To meet the QTL test, an institution's "Qualified Thrift Investments" must total at least 65% of "portfolio assets." Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of
(i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing and (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas.

     In addition, a savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 1996, the Association qualified as a QTL. The QTL test, and the penalties for failing to maintain QTL status, will not be applicable following the Bank Conversion.

     Dividend Restrictions. Under OTS regulations, the Association may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Association at the time of the Stock Conversion. See Note 10 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Stockholders attached hereto as
Exhibit 13. In addition, savings institution subsidiaries of savings and loan holding companies are required to give the OTS 30 days prior notice of any proposed declaration of dividends to the holding company.

     OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Association. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, without OTS approval after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (i) 75% of its net income for the previous four quarters; or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded regulatory requirements at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements, but not in excess of its fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that its is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. The Association is a Tier 1 Association. The Association is also prohibited from making any capital distributions if after making the distribution, the Association would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. See "-- Prompt Corrective Regulatory Action."

     Following the Bank Conversion, the Bank's ability to pay dividends will not be subject to the limitations in the OTS regulations but will instead be governed by the Maryland General Corporation Law, Maryland law relating to financial institutions, and the regulations of the Federal Reserve Board. Under the Maryland General Corporation Law, dividends may not be paid if, after giving effect to the dividend: (i) the corporation would not be able to pay the indebtedness of the corporation as the indebtedness becomes due in the normal course of business; or (ii) the corporation's total assets would be less than the sum of the corporation's total liabilities plus, unless the charter permits otherwise, the amount needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the dividend. Under Maryland law relating to financial institutions, if the surplus of a commercial bank at any time is less than 100% of its capital stock, then, until the surplus is 100% of the capital stock, the commercial bank: (i) must transfer to its surplus annually at least 10% of its net earnings; and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings.

     The Bank's payment of dividends will also be subject to the Federal Reserve Board's Regulation H, which limits the dividends payable by a state member bank to the net profits of the Bank then on hand, less the Bank's losses and bad debts. Additionally, the Federal Reserve Board has the authority to prohibit the payment of dividends by a Maryland commercial bank when it determines such payment to be an unsafe and unsound banking practice. Finally, the Bank, like the Association, would not be able to pay dividends on its capital stock if its capital would thereby reduced below the remaining balance of the liquidation account established in connection with the Stock Conversion.

     Uniform Lending Standards. Under OTS and Federal Reserve Board regulations, savings banks and state member banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies of savings associations and state member banks must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal banking agencies.

     The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multifamily or other nonresidential property, the supervisory limit is 80%;
(iv) for loans for the construction of one-to-four family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner-occupied, one-to-four family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one-to-four family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

     The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital. The supervisory loan-to-value limits do not apply to certain categories of loans including loans insured or guaranteed by the U.S. government and its agencies or by financially capable state, local or municipal governments or agencies, loans backed by the full faith and credit of a state government, loans that are to be sold promptly after origination without recourse to a financially responsible party, loans that are renewed, refinanced or restructured without the advancement of new funds, loans that are renewed, refinanced or restructured in connection with a workout, loans to facilitate sales of real estate acquired by the institution in the ordinary course of collecting a debt previously contracted and loans where the real estate is not the primary collateral.

     Management will periodically evaluate its lending policies to assure conformity to the Interagency Guidelines and does not anticipate that the Interagency Guidelines will have a material effect on its lending activities.

     Limits on Loans to One Borrower. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000;
(ii) the savings institution is and continues to be in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. The lending limits generally do not apply to purchase money mortgage notes taken from the purchaser of real property acquired by the institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the institution is not placed in a more detrimental position as a result of the sale. Certain types of loans are excepted from the lending limits, including loans secured by savings deposits. At June 30, 1996, the maximum amount that the Association could have loaned to any one borrower without prior OTS approval was $1.4 million. At such date, the largest aggregate amount of loans that the Association had outstanding to any one borrower was $900,000.

     Following the Bank Conversion, the Bank will be subject to Maryland statutory law with respect to limits on loans to one borrower. Generally, under Maryland law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed: (i) 10% of the unimpaired capital and surplus of the commercial bank; or (ii) 30% of the unimpaired capital and surplus of the commercial bank if the excess over 10% is approved by a two-thirds vote of the board of directors and is secured by currency or obligations of the United States or obligations of the State of Maryland or any political subdivision. Assuming completion of the Bank Conversion, the Bank's lending limit to one borrower (as of June 30, 1996) without a vote of the Bank's board of directors would be $950,000, and such limit would be $2.8 million if the loan was approved by a two-third vote of the board of directors and was properly secured.

     Transactions with Related Parties. Transactions between a savings institution or a state member bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution or state member bank is any company or entity which controls, is controlled by or is under common control with the savings institution or state member bank. In a holding company context, the parent holding company of a savings institution or state member bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution or state member bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution or state member bank may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution or state member bank.

     Savings institutions and state member banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a savings institution or state member bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Savings institutions and state member banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. (S) 1972 on certain tying arrangements and extensions of credit by correspondent banks.
Section 22(g) of the Federal Reserve Act requires loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval by the board of directors of a depository institution for extension of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers.
Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     Additionally, Maryland statutory law imposes restrictions on certain transactions with affiliates of Maryland commercial banks. Generally, under Maryland law, a director, officer or employee of a commercial bank may not borrow, directly or indirectly, any money from the bank, unless the loan has been approved by a resolution adopted at and recorded in the minutes of the board of directors of the bank, or the executive committee of the bank, if that committee is authorized to make loans. If such a loan is approved by the executive committee, the loan approval must be reported to the board of directors at its next meeting. Certain commercial loans made to directors of a bank and certain consumer loans made to non-officer employees of the bank are exempt from the statute's coverage.

REGULATION OF THE COMPANY PRIOR TO THE BANK CONVERSION

     General. The Company is a savings and loan holding company as defined by the Home Owners' Loan Act and will remain such until consummation of the Bank Conversion. As a savings and loan holding company, the Company is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Association is subject to certain restrictions in its dealings with the Company and affiliates thereof. The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission ("SEC") under the federal securities laws.

     Activities Restrictions. The Board of Directors of the Company will continue to operate the Company as a unitary savings and loan holding company until consummation of the Bank Conversion. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See " -- Depository Institution Regulation -- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

     Restrictions on Acquisitions. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution, and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

REGULATION OF THE COMPANY FOLLOWING THE BANK CONVERSION

     General. Upon consummation of the Bank Conversion, the Company, as the sole shareholder of the Bank, will become a bank holding company and will register as such with the Federal Reserve Board. Bank holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the Federal Reserve Board. As a bank holding company, the Company will be required to file with the Federal Reserve Board annual reports and such additional information as the Federal Reserve Board may require, and will be subject to regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

     Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or
(iii) merging or consolidating with another bank holding company.

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the

Federal Reserve Board includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Company has no present plans to engage in any of these activities.

     Under Maryland statutory law, acquisitions of 25% or more of the voting stock of a commercial bank or a bank holding company and other acquisitions of voting stock of such entities which affect the power to direct or to cause the direction of the management or policy of a commercial bank or a bank holding company must be approved in advance by the Commissioner. Any person proposing to make such an acquisition must file an application with the Commissioner at least 60 days before the acquisition becomes effective. The Commissioner may deny approval of any such acquisition if the Commissioner determines that the acquisition is anticompetitive or threatens the safety or soundness of a banking institution. Any voting stock acquired without the approval required under the statute may not be voted for a period of 5 years. This restriction is not applicable to certain acquisitions by bank holding companies of the stock of Maryland banks or Maryland bank holding companies which are governed by Maryland's holding company statute.

     Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and its Application in Maryland. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Act.

     Pursuant to the Act, the Federal Reserve Board may approve an application of an adequately capitalized and adequately managed non-Maryland bank holding company to acquire control of, or acquire all or substantially all of the assets of, a Maryland bank, as long as certain requirements of the Act are met.

     Additionally, the Act authorizes the federal banking agencies, effective June 1, 1997, to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1997 that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The State of Maryland has enacted legislation, effective September 29, 1995, that authorizes interstate mergers involving Maryland banks. The Maryland statute also authorizes out-of-state banks to establish branch offices in Maryland by means of merger, branch acquisition or de novo branching, provided that the home state of the out-of-state bank provides reciprocal interstate branching authority to Maryland banks. Effective June 1, 1997, the Maryland statute will permit an out-of-state bank to branch into Maryland without regard to the laws of such bank's home state.

     Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to FDICIA, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized". See "Depository Institution Regulation -- Prompt Corrective Regulatory Action."

     Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the their consolidated retained earnings. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board.

     Capital Requirements. The Federal Reserve Board has established capital requirements, similar to the capital requirements for state member banks described above, for bank holding companies with consolidated assets of $150 million or more. Since the Company's consolidated assets will be less than $150 million, the Federal Reserve Board's holding company capital requirements would not apply to the Company. However, assuming the application of such requirements to the Company, the Company's levels of consolidated regulatory capital would exceed the Federal Reserve Board's minimum requirements, as follows:


                                              Amount      Percent
                                            ----------  -----------
                                            (Dollars in thousands)

  Tier 1 capital..........................      $9,607       12.55%
  Minimum Tier 1 (leverage) requirement...       3,067        4.00
                                                ------       -----
     Excess...............................      $6,540        8.55%
                                                ======       =====

  Risk-based capital......................      $9,826       28.67%
  Minimum risk-based capital requirement..       2,742        8.00
                                                ------       -----
     Excess...............................      $7,084       20.67%
                                                ======       =====


TAXATION

     The Company and the Association, together with the Association's subsidiary, will not file a consolidated federal income tax return. Consolidated returns would have the effect of deferring gain or loss on intercompany transactions and allowing companies included within the consolidated return to offset income against losses under certain circumstances.

     FEDERAL INCOME TAXATION. Savings institutions such as the Association are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") in the same general manner as other corporations. However, institutions such as the Association which meet certain definitional tests and other conditions prescribed by the Internal Revenue Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and "nonqualifying loans", which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Under the experience method, the bad debt deduction for an addition to the reserve for qualifying real property loans is an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans is computed as 8% of a savings institution's taxable income, with certain adjustments. The Association generally has elected to use the method which has resulted in the greatest deductions for federal income tax purposes in any given year.

     Recapture of the Bad Debt Reserve -- In general. To the extent (i) a savings institution's reserve for losses on qualifying real property loans under the percentage of income method exceeds the amount that would have been allowed under the experience method and (ii) a savings institution makes distributions to stockholders (including distributions in redemption, dissolution or liquidation) that are considered to result in withdrawals from that excess bad debt reserve, then the amounts considered withdrawn will be included in the savings institution's taxable income. The amount that would be deemed withdrawn from such reserves upon such distribution and which would be subject to taxation at the savings institution level at the normal corporate tax rate would be an amount that, when reduced by taxes on such amount, would equal the amount actually distributed. Dividends paid out of a savings institution's current or accumulated earnings and profits as calculated for federal income tax purposes, however, will not be considered to result in withdrawals from its bad debt reserves to the extent of such earnings and profits. Dividends in excess of a savings institution's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation of a savings institution will be considered to come from its bad debt reserve.

     Reversal of Tax Bad Debt Recapture. Generally, savings and loan associations that convert to commercial banks must recapture some or all of their tax bad debt reserve established for federal income taxation purposes. The Association incurred a $740,000 expense for recapture of a portion of its tax bad debt reserve during the year ended June 30, 1995 in connection with the determination of the Association's Board of Directors to convert the Association to a Maryland commercial bank. After this determination was made, legislation was introduced in Congress which provided that savings and loan associations that convert to commercial banks will not be required to recapture the portion of tax bad debt reserve accumulated prior to 1988. Following the introduction of this legislation, the Board of Directors determined to delay consummation of the Bank Conversion pending the outcome of this legislation. The legislation ultimately was enacted into law on August 20, 1996. As a result of the enactment of this legislation, the Association now intends to complete the Bank Conversion on or about September 30, 1996. Further, the Company intends to reverse approximately $600,000 of the $740,000 expense previously incurred. The reversal of the tax bad debt reserve as described above will be reflected as a reduction of tax expense during the quarter ending September 30, 1996.

     The Association's federal income tax returns have been audited through June 30, 1995.

     STATE INCOME TAXATION. The State of Maryland imposes an income tax of approximately 7% on income measured substantially the same as federally taxable income. In addition, Maryland imposes a franchise tax, at a rate of 0.013% of the total withdrawal value of the deposits that a savings and loan association holds in Maryland at December 31 each year.

     For additional information regarding taxation, see Note 8 of Notes to Consolidated Financial Statements.

ITEM 2.  DESCRIPTION OF PROPERTY

     The following table sets forth the location and certain additional information regarding the Association's office at June 30, 1996.

                                                                Book Value at
                                 Year    Owned or   June 30,     Approximate
                                Opened    Leased      1996     Square Footage
                                ------   --------   --------   --------------
                                            (Dollars in thousands)
MAIN OFFICE:
1301 Merritt Boulevard           1970     Owned       $695          9,600
Dundalk, Maryland 21222-2194

     The book value of the Association's investment in premises and equipment totaled $1.0 million at June 30, 1996. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, the Association is a party to various legal proceedings incident to its business. At June 30, 1996, there were no legal proceedings to which the Company or the Association was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Association. There are no pending regulatory proceedings to which the Company, the Association or its subsidiary is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     Not applicable.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 1996 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 15 in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Financial Data contained on pages 16 through 49 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1996 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     Based solely on a review of beneficial ownership reports filed of Forms 3, 4 and 5, there were no delinquent filers of such reports for the fiscal year ended June 30, 1996.

ITEM 10.  EXECUTIVE COMPENSATION

     The information contained under the sections captioned "Proposal I -- Election of Directors -- Executive Compensation" " -- Director Compensation," " -- Employment Agreements" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders thereof" in the Proxy Statement.

     (b)  Security Ownership of Management

          Information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Management" in the Proxy Statement.

     (c)  Changes in Control

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

          Independent Auditors' Report
          Consolidated Statement of Financial Condition as of June 30, 1996 and 1995
          Consolidated Statements of Operations for the Years Ended June 30, 1996 and 1995
          Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1996 and 1995
          Consolidated Statements of Cash Flows for the Years Ended June 30, 1996 and 1995
          Notes to Consolidated Financial Statements

     (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

    No.    Description
    ---    -----------
*  3.1     Articles of Incorporation of Patapsco Bancorp, Inc.
*  3.2     Bylaws of Patapsco Bancorp, Inc.
** 4       Form of Common Stock Certificate of Patapsco Bancorp, Inc.
  10.1     Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan
  10.2     Patapsco Bancorp, Inc. Management Recognition Plan
* 10.3(a)  Employment Agreement between Patapsco Federal Savings and
           Loan Association and Joseph J. Bouffard
* 10.3(b)  Employment Agreement between Patapsco Bancorp, Inc. and
           Joseph J. Bouffard
* 10.4(a)  Severance Agreements between Patapsco Federal Savings and
           Loan Association and Debra Brockschmidt, Timothy King, John McClean
           and Joseph Sallese
* 10.4(b)  Severance Agreements between Patapsco Bancorp, Inc. and
           Debra Brockschmidt, Timothy King, John McClean and Joseph Sallese
           for the year ended June 30, 1996.
* 10.5     Patapsco Federal Savings and Loan Association Retirement Plan
           for Non-Employee Directors
* 10.6     Patapsco Federal Savings and Loan Association Incentive
           Compensation Plan
* 10.7     Deferred Compensation Agreements between Patapsco Federal
           Savings and Loan Association and each of Directors McGowan and
           Patterson
* 10.8(a)  Severance Agreement between Patapsco Federal Savings and
           Loan Association and Frank J. Duchacek
* 10.8(b)  Severance Agreement between Patapsco Bancorp, Inc. and
           Frank J. Duchacek
  13       1996 Annual Report to Stockholders
  21       Subsidiary of the Registrant
  27       Financial Data Schedule

- ------------------
* Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (File No. 33-99734).
** Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-28032).

     (b) REPORTS ON FORM 8-K. During the quarter ended June 30, 1996, the Registrant did not file any Current Reports on Form 8-K.

                                 SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PATAPSCO BANCORP, INC.

September 25, 1996
                                     By: /s/ Joseph J. Bouffard
                                         -------------------------------------
                                         Joseph J. Bouffard
                                         President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Joseph J. Bouffard                             September 25, 1996
- --------------------------------------------
Joseph J. Bouffard
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy C. King                                September 25, 1996
- --------------------------------------------
Timothy C. King
Controller and Treasurer
(Principal Financial and Accounting Officer)

/s/ Joseph N. McGowan                              September 25, 1996
- --------------------------------------------
Joseph N. McGowan
Chairman of the Board

/s/ S. Robert Kinghorn                             September 25, 1996
- --------------------------------------------
S. Robert Kinghorn
Vice Chairman of the Board

/s/ Theodore C. Patterson                          September 25, 1996
- --------------------------------------------
Theodore C. Patterson
Secretary

/s/ Robert M. Lating                               September 25, 1996
- --------------------------------------------
Robert M. Lating
Director

/s/ Douglas H. Ludwig                              September 25, 1996
- --------------------------------------------
Douglas H. Ludwig
Director

/s/ Nicole N. Kantorski                            September 25, 1996
- --------------------------------------------
Nicole N. Kantorski
Director

/s/ Thomas P. O'Neill                              September 25, 1996
- --------------------------------------------
Thomas P. O'Neill
Director