Form 10QSB
period 1996-09-30
PATAPSCO BANCORP INC
filed 1996-11-14
CIK 1003961

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                 FORM 10 - QSB


(Mark One)

     X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  ------  Exchange Act of 1934

          For the quarterly period ended September 30, 1996

          Transition Report Pursuant to Section 13 or 15(d) of the ------ Securities Exchange Act of 1934

          For the transition period from               to
                                         ----------      -----------
Commission File Number:  0-28032


                             PATAPSCO BANCORP, INC.
                             ----------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


           MARYLAND                                            52-1951797
--------------------------------                          -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


             1301 MERRITT BOULEVARD, DUNDALK, MARYLAND  21222-2194
             -----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (410) 285-1010
                                 --------------
               Registrant's Telephone Number, Including Area Code
               --------------------------------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                              Yes   X         No
                                  ------         ------

     As of November 5, 1996, the issuer had 362,553 shares of Common Stock issued and outstanding.

     Traditional Small Business Disclosure Format (check one):

       Yes        No   X
           -----     -----

                                    CONTENTS
                                    --------

                                                                                                  PAGE
                                                                                                  ----
PART I.   FINANCIAL INFORMATION
          ---------------------

Item I.   Financial Statements

          Consolidated Statements of Financial Condition at September 30, 1996
          and June 30, 1996....................................................................   2

          Consolidated Statements of Income for the Three Month
          Periods Ended September 30, 1996 and 1995............................................   3

          Consolidated Statements of Cash Flows for the Three Month
          Periods Ended September 30, 1996 and 1995............................................   4-5

          Notes to Consolidated Financial Statements...........................................   6-8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................................   9-16

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings....................................................................   17

Item 2.   Changes in Securities................................................................   17

Item 3.   Defaults Upon Senior Securities......................................................   17

Item 4.   Submission of Matters to a Vote of Security Holders..................................  17

Item 5.   Other Information....................................................................  17

Item 6.   Exhibits and Reports on Form 8-K.....................................................  17

SIGNATURES ....................................................................................  18

                     Patapsco Bancorp, Inc. and Subsidiary
                               Dundalk, Maryland
                Consolidated Statements of Financial Condition

                                                       September 30,         June 30,
                                                           1996                1996
                                                       ------------        ------------
                                                        (unaudited)
       Assets
       ------
Cash:
   On hand and due from banks                          $   528,357            400,286
   Interest bearing deposits in other banks                 42,489            229,290
Federal funds sold                                       8,265,810          6,794,889
Investment securities, at fair value                     4,463,318          4,423,767
Mortgage-backed securities, at fair value                8,105,593         12,777,828
Loans receivable, net                                   55,216,181         52,031,297
Investment in securities required by law,
  at cost                                                  592,050            490,500
Ground rents owned, at cost                                 41,200             41,200
Real estate acquired through foreclosure, net               31,081             31,081
Property and equipment, net                              1,060,156          1,028,690
Deferred income taxes                                       34,000               --
Accrued interest, prepaid expenses and other assets        621,152            601,118
                                                       ------------        ------------
                   Total assets                        $79,001,387         78,849,946
                                                       ============        ============
       Liabilities and Stockholders' Equity
       ------------------------------------

Liabilities:
   Savings deposits                                    $64,867,691         64,156,888
   Advance payments by borrowers for taxes
     insurance and grounds rents                           348,069          1,189,735
   Accrued expenses and other liabilities                  965,044            605,180
   Deferred income taxes                                      --              597,000
                                                       ------------        ------------
                   Total liabilities                    66,180,804         66,548,803
                                                       ============        ============

Stockholders' equity:
   Common stock $0.01 par value: authorized
     4,000,000 shares:  issued and outstanding
     362,553 shares                                          3,626              3,626
   Additional paid-in capital                            6,754,240          6,754,240
   Contra equity - ESOP                                   (522,072)          (522,072)
   Retained income, substantially restricted             6,649,520          6,172,405
   Unrealized net holding losses on
     available-for-sale portfolios, net of taxes           (64,731)          (107,056)
                                                       ------------        ------------
                   Total stockholders' equity           12,820,583         12,301,143
                                                       ------------        ------------
                   Total liabilities and
                     stockholders equity               $79,001,387         78,849,946
                                                       ============        ============

See accompanying notes to financial statements.

                     PATAPSCO BANCORP, INC. AND SUBSIDIARY
                               DUNDALK, MARYLAND
                       CONSOLIDATED STATEMENTS OF INCOME

                                                      For Three Months Ended
                                                           September 30,
                                                     ------------------------
                                                        1996          1995
                                                     ----------    ----------
                                                             (unaudited)
Interest income:
   Loans receivable                                  $1,097,474       820,043
   Mortgage-backed securities                           169,969       250,245
   Investment securities                                 64,620       213,384
   Federal funds sold                                    94,394        15,135
   Dividends on securities required by law                8,956         8,963
                                                     ----------    ----------
             Total interest income                    1,435,413     1,307,770
                                                     ----------    ----------
Interest expense:
   Savings deposits                                     681,473       710,437
   Advances from Federal Home
        Bank of Atlanta                                      --        74,101
                                                     ----------    ----------
             Total interest expense                     681,473       784,538
                                                     ----------    ----------
             Net interest income                        753,940       523,232
Provision for losses on loans                            60,000         3,000
                                                     ----------    ----------
             Net interest income after provision
               for losses on loans                      693,940       520,232
                                                     ----------    ----------

Noninterest income:
   Fees and service charges                              46,358        25,896
   Net gain on sales of securities and loan               1,844            --
   Other                                                  4,616         1,779
                                                     ----------    ----------
             Total noninterest income                    52,818        27,675
                                                     ----------    ----------
Noninterest expenses:
   Compensation and employee benefits                   299,043       287,504
   Insurance                                            468,123        47,668
   Professional fees                                     27,000        28,739
   Equipment expense                                     26,497        26,242
   Net occupancy costs                                   21,524        20,889
   Advertising                                           10,116         9,993
   Data processing                                       21,864        21,127
   Other                                                 72,524        53,376
                                                     ----------    ----------
             Total noninterest expense                  946,691       495,538
                                                     ----------    ----------
             Income (loss) before provision
               (benefit) for income taxes              (199,933)       52,369
Provision (benefit) for income taxes                   (677,049)       21,583
                                                     ----------    ----------
             Net income                              $  477,116        30,786
                                                     ==========    ==========
             Net income per share                    $     1.42         n/a
                                                     ==========    ==========
             Weighted average number of
               shares outstanding                       336,449         n/a
                                                     ==========    ==========

See accompanying notes to financial statements.

                     Patapsco Bancorp, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows

                                                              Three Months Ended September 30,
                                                                   1996            1995
                                                              --------------   --------------
                                                                        (unaudited)
Cash flows from operating activities:
   Net income                                                  $   477,116           30,786
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                 28,285           27,061
       Provision for losses on loans                                60,000            3,000
       Amortization of premiums and discounts, net                   5,029          (25,781)
       Deferred loan origination fees, net of costs                 20,492            9,915
       Gain on sales of mortgage-backed securities                  (1,844)            --
       Loss on sales of loans                                         --              2,344
       Loans originated for sale, net                                 --           (272,794)
       Proceeds from sale of mortgage loans
         originated for sale                                          --            270,250
       Decrease in deferred income taxes                          (631,000)         (17,845)
       Decrease in taxes recoverable                                  --                204
       Increase in accrued interest on investments,
         prepaid expenses and other assets                         (20,034)        (123,337)
       Increase in accrued expenses and other
         liabilities                                               359,864          118,108
                                                              --------------   --------------
                   Net cash provided by operating
                     activities                                    297,908           21,911
                                                              --------------   --------------
Cash flows from investing activities:
   Loan principal disbursements                                 (3,427,612)      (1,641,000)
   Loan principal repayments                                     1,921,405          988,146
   Purchase of loan participations                                (390,500)        (182,410)
   Purchase of whole loans                                      (1,441,005)            --
   Purchase of property and equipment                              (59,751)         (21,244)
   Sale of mortgage-backed securities available-for-sale         4,335,784             --
   Principal repayments on:
       Mortgage-backed securities available-for-sale               306,825          137,422
       Mortgage-backed securities held-to-maturity                    --            556,995
                                                              --------------   --------------
                   Net cash provided by (used in)
                     investing activities                        1,245,146         (162,091)
                                                              --------------   --------------
Cash flows from financing activities:
   Net increase in savings accounts                                710,803          386,747
   Increase in drafts payable                                         --            247,057
   Decrease in advance payments by borrowers for
     taxes, insurance and ground rents                            (841,666)        (805,903)
                                                              --------------   --------------
                   Net cash used in investing
                     activities                                   (130,863)        (172,099)
                                                              --------------   --------------

                                                                       continued

                     Patapsco Bancorp, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows


                                                              Three Months Ended September 30,
                                                                   1996            1995
                                                              --------------   --------------
                                                                        (unaudited)
Net increase (decrease) in cash and cash
  equivalents                                                  $ 1,412,191         (312,279)

Cash and cash equivalents at beginning of period                 7,424,465        2,482,154
                                                              --------------   --------------
Cash and cash equivalents at end of period                     $ 8,836,656        2,169,875
                                                              ==============   ==============
Supplemental information:
     Interest paid on savings deposits and
       borrowed funds                                          $   683,107          783,862
     Income taxes paid                                               5,400             --
                                                              ==============   ==============

Decrease (increase) in unrealized holding losses
  on securities available-for-sale, net of income
  tax effect                                                   $    42,325          (17,781)
                                                              ==============   ==============

See accompanying notes to financial statements.

                     PATAPSCO BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1:   PATAPSCO BANCORP, INC.

Patapsco Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland in November, 1995 for the purpose of serving as the holding company of Patapsco Federal Savings and Loan Association ("Association") upon its conversion from mutual to stock form ("Stock Conversion") and of The Patapsco Bank (the "Bank") following the Association's conversion to a Maryland chartered commercial bank ("Bank Conversion"). On April 1, 1996, the Company completed its Stock Conversion and issued 362,553 shares of common stock, par value $.01 per share for gross proceeds of $7.3 million and net proceeds of $6.8 million. Immediately following the Stock Conversion, the Company purchased all of the capital stock of the Association for $3.4 million or 50% of the net proceeds. All references to the Company prior to April 1, 1996, except where otherwise indicated are to the Association.


NOTE 2:   THE PATAPSCO BANK

On September 30, 1996, the Association completed its conversion from a federally chartered stock savings and loan association to a Maryland chartered commercial bank known as The Patapsco Bank. The Bank is regulated by The Federal Reserve Bank of Richmond ("Federal Reserve Bank") and The State of Maryland. The primary business of the Bank is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans, consumer loans and commercial business loans. The Bank competes with other financial and mortgage institutions in attracting and retaining deposits and originating loans. The Bank conducts operations through one office located at 1301 Merritt Boulevard, Dundalk, Maryland 21222.


NOTE 3:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year.

     ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

In March, 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 is effective for fiscal years beginning after December 15, 1995. Earlier application is permitted. SFAS 121 will require, among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management adopted the provisions of SFAS 121 as of July 1, 1996, and the adoption of SFAS 121 did not have a material impact on the Company's consolidated financial statements.


     ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 Accounting for Mortgage Servicing Rights (SFAS 122). SFAS is effective for years beginning after December 15, 1995. The Statement requires among other provisions, that the Company capitalize the estimated fair value of servicing rights on loans originated for sale, and amortize such amount over the estimated servicing life of the loan. The Company adopted the provision of SFAS 122 as of July 1, 1996. Adoption of SFAS 122 did not have a material impact on the Company's consolidated financial statements.


     ACCOUNTING FOR STOCK-BASED COMPENSATION

In November 1995, the FASB issued Statement of Financial Accounting Standards No. 123 Accounting for Awards of Stock-Based Compensation to Employees (SFAS
123). SFAS 123 is effective for years beginning after December 15, 1995. The Statement defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for an employee stock option or similar equity instrument, and for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). Under the fair value-based method, compensation cost is measured at the date of grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Most fixed stock option plans, the most common type of stock compensation plan, have no intrinsic value at grant date, and under Opinion 25 no compensation cost is recognized for them. Compensation cost is recognized for other types of stock based compensation plans under Option 25, including plans with variable, usually performance-based, features. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. Management adopted the provisions of SFAS 123 as of July 1, 1996 using the intrinsic value-based method and believes that the adoption will not have a material impact on the Company's consolidated financial statements. The Company will provide disclosure about its stock-based employee compensation plans in its 1997 consolidated financial statements, as required by SFAS 123.



NOTE 4:   CASH AND CASH EQUIVALENTS

Cash equivalents include short-term investments which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.


NOTE 5:   NET INCOME PER SHARE

Net income per share for the quarter ended September 30, 1996 is computed based on 336,449 weighted average shares of common stock outstanding.


NOTE 6:   REGULATORY CAPITAL REQUIREMENTS

At September 30, 1996, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at September 30, 1996:

                                           Risk-based capital ratios
                                        -------------------------------
                                                    Total    Leverage
                                         Tier 1    Capital     Ratio
                                        -------------------------------
Actual                                    28.93%    29.69%     13.14%
Minimum                                    4.00%     8.00%      4.00%
-----------------------------------------------------------------------
Excess                                    24.93%    21.69%      9.14%
-----------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT ON RESULTS OF OPERATIONS BASED ON RECENTLY ENACTED FEDERAL GOVERNMENT
----------------------------------------------------------------------------
LEGISLATION
-----------

       Reversal of Tax Bad Debt Recapture. On August 20 1996, Federal legislation was enacted into law which provided that savings and loan associations that convert to commercial banks will not be required to recapture the portion of tax bad debt reserve accumulated prior to 1988. On September 30, 1996, the Association converted to a Bank and the Company reversed $600,000 of the $740,000 tax expense previously recorded in fiscal 1995 when the Association's Board of Directors made the determination to convert to a Bank. The reversal of the tax bad debt reserve as described above was reflected as a reduction of tax expense during the quarter ended September 30, 1996.

     Special Savings Association Insurance Fund ("SAIF") Assessment. On September 30, 1996, Federal legislation was enacted and signed into law which provides a resolution to the disparity in the Bank Insurance Fund and SAIF premiums. In particular, the SAIF-insured institutions, such as the Bank, will pay a one-time assessment of 65.7 cents on every $100 of deposits held at March 31, 1995. Such payment is due no later than November 29, 1996. As a result of the new law the Company will be required to pay approximately $415,000.
Assuming the special assessment is tax deductible, the cost, net of income tax benefits, will be approximately $255,000. The Company recorded the one-time charge to earnings during the quarter ended September 30, 1996. Also, beginning January 1, 1997, the current annual minimum SAIF premium of 23 basis points will be reduced to approximately 6.5 basis points.


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1996 AND JUNE 30, 1996

     The Company's assets increased by $151,000 or 0.2% to $79.0 million at September 30, 1996 from $78.8 million at June 30, 1996. During the quarter ended September 30, 1996, the Company continued to restructure its balance sheet by emphasizing the origination and to a lesser extent the purchase of loans, and reducing its investment in mortgage-backed securities. The Company's net loans receivable increased by $3.2 million or 6.1% to $55.2 million at September 30, 1996 from $52.0 million at June 30, 1996. The Company's mortgage-backed securities decreased by $4.7 million or 36.6 % to $8.1 million at September 30, 1996 from $12.8 million at June 30, 1996, as a result of the sale of $4.3 million of securities classified as available-for-sale. The intended use of the proceeds from the sale of mortgage-backed securities is to fund loan originations which are anticipated to have higher yields. Savings deposits increased by $711,000 or 1.1% to $64.9 million at September 30, 1996 from $64.2 million at June 30, 1996. The increase in deposits was primarily the result of interest credited. The Company's stockholders' equity increased by $519,000 or 4.2% to $12.8 million at September 30, 1996 from $12.3 million at June 30, 1996. The increase in stockholders' equity was due primarily to the $477,000 in net income and a $42,000 decrease in the unrealized net holding losses on available-for-sale investment portfolios, net of taxes during the quarter ended September 30, 1996.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

Net Income
----------

     The Company reported net income of $477,000 for the quarter ended September 30, 1996 as compared to net income of $31,000 for the quarter ended September 30, 1995. Net income for the quarter ended September 30, 1996 was significantly affected by a $600,000 reduction in income tax expense and a $415,000 pretax deposit insurance premium expense. The $600,000 reduction in income tax expense was a partial reversal of the $740,000 tax bad debt reserve which was recorded in the fourth quarter of fiscal 1995, as a result of the Company's decision to convert its charter from a federal savings and loan to a state chartered commercial bank. The $415,000 deposit insurance premium expense resulted from a one-time assessment by the Federal Government to recapitalize the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. During the quarter ended September 30, 1995, the Company recorded a $74,000 pretax charge to compensation expense resulting from the adoption of a directors retirement plan. Excluding these one-time charges, the Company would have earned approximately $132,000 and $76,000 for the quarters ended September 30, 1996 and 1995, respectively. The $56,000 or 73.7% increase in net income, after adjustments, for the quarter ended September 30, 1996 is primarily due to a $231,000 or 44.1% increase in the Company's net interest income offset slightly by increases of $110,000 and $57,000 in noninterest expense and provision for losses on loans, respectively. Net income for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, also reflected the utilization of proceeds from the Company's stock conversion which was completed during the fourth quarter of fiscal 1996.


Interest Income
---------------

     Total interest income increased by $128,000 or 9.8% to $1.4 million for the quarter ended September 30, 1996 from $1.3 million for the quarter ended September 30, 1995. The increase in the Company's total interest income for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 was due to an increase of $2.8 million in the average balance of interest-earning assets to $77.2 million from $74.4 million and an increase of 41 basis points in the average yield on interest-earning assets to 7.44% from 7.03%. The increase in the average balance is primarily due to the deployment of stock conversion proceeds and the increase in the average yield is largely attributable to the Company's restructuring of its balance sheet from investment and mortgage-backed securities to loans receivable.

     Interest income on loans receivable increased by $277,000 or 33.4% to $1.1 million for the quarter ended September 30, 1996 from $820,000 for the quarter ended September 30, 1995. The increase in interest income on loans receivable is primarily due to an increase of $11.7 million in the average balance of loans receivable to $54.4 million from $42.7 million and an increase of 38 basis points in the average yield on loans receivable to 8.06% from 7.68%.

     Interest income on mortgage-backed securities decreased by $80,000 or 32.1% to $170,000 for the quarter ended September 30, 1996 from $250,000 for the quarter ended September 30, 1995. The decrease in interest income was primary attributable to a decrease of $4.8 million in the average balance of mortgage-backed securities to $10.5 million from $15.3 million and a decrease of 5 basis points in the average yield to 6.46% from 6.51%.

     Interest income on investment securities decreased by $149,000 or 69.7% to $65,000 for the quarter ended September 30, 1996 from $214,000 for the quarter ended September 30, 1995. The decrease in interest income was primary attributable to a decrease of $10.4 million in the average balance of investment securities to $4.5 million from $14.9 million offset slightly by an increase of 4 basis points in the average yield to 5.79% from 5.75%.

     Interest income on short-term investments and other interest-earning assets increased by $79,000 or 329.0% to $103,000 for the quarter ended September 30, 1996 from $24,000 for the quarter ended September 30, 1995. Short-term investments and other interest-earnings assets consists of Federal funds sold and investments in the Federal Home Loan Bank of Atlanta and Federal Reserve Bank stock. The increase in interest income was largely due to the increase of $6.3 million in the average balance of short-term investments and other interest-earning assets to $7.7 million from $1.4 million. The level of these balances is a function of liquidity management. The increased level of liquidity was primarily due to the proceeds resulting from the Company's stock conversion during the fourth quarter of fiscal 1996 and the sale of $4.3 million of mortgage-backed securities during the quarter ended September 30, 1996. The intended use of the liquidity is to fund loan demand which will increase the average yield on interest-earning assets.


Interest Expense
----------------

     Total interest expense decreased by $104,000 or 13.1% to $681,000 for the quarter ended September 30, 1996 from $785,000 for the quarter ended September 30, 1995. The decrease in interest expense was primarily due to a decrease of $5.0 million in the average balance of interest-bearing liabilities to $62.8 million from $67.8 million and a decrease of 29 basis points in the average rate paid to 4.34% from 4.63%.

     Interest expense on savings deposits decreased by $30,000 or 4.1% to $681,000 for the quarter ended September 30, 1996 from $711,000 for the quarter ended September 30, 1995. The decrease in interest expense on savings deposits was primarily attributable to a decrease of 19 basis points in the average rate paid on interest-bearing savings deposits offset slightly by an increase of $39,000 in the average balance of interest-bearing savings deposits. The average balance of interest-bearing savings deposits remained unchanged at approximately $62.8 million.

     During the quarter ended September 30, 1996, the Company did not have any borrowings outstanding from The Federal Home Loan Bank of Atlanta ("FHLB") and therefore no interest expense was recorded. The Company did incur $74,000 of interest expense on FHLB advances outstanding during the quarter ended September 30, 1995 based on an average balance of $5.0 million with an average rate of 5.93%. The Company used proceeds from maturing investments and the Stock Conversion to repay the advances.


Net Interest Income
-------------------

     The Company's net interest income increased by $231,000 or 44.1% to $754,000 for the quarter ended September 30, 1996 from $523,000 for the quarter ended September 30, 1995, The increase in net interest income was primarily due to an increase of 70 basis points in the interest rate spread (net yield on average interest-earning assets less the rate paid on average interest-bearing liabilities) to 3.1% from 2.4% and an increase in the ratio of average interest-earning assets to average interest bearing liabilities to 122.9% from 109.8%.

     During fiscal 1996, the Company began to implement a strategy to improve the net interest spread by expanding its lending products to include construction, consumer and commercial business loans. These loan products generally earn higher yields than conventional single-family residential loans. As previously discussed, the Company has also taken steps to restructure its balance sheet by selling certain lower yielding investment and mortgage-backed securities and funding loan demand with the proceeds.


AVERAGE BALANCE SHEET

     The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the years indicated and the average yields earned and rates paid. Such yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material differences in the information presented.

     The table also presents information for the periods indicated with respect to the differences between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or "interest rate spread", which banks have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive spread will generate net interest income.

                                                             Three Months Ended September 30,
                                          ---------------------------------------------------------------
                                                        1996                             1995
                                          -----------------------------     -----------------------------
                                                               Average                           Average
                                          Average               Yield/      Average               Yield/
                                          Balance   Interest   Rate (1)     Balance   Interest   Rate (1)
                                          -------   --------   --------     -------   --------   --------
                                                             (Dollars in thousands)
Interest-earning assets:
  Loans receivable (2)                    $54,448   $1,097       8.06%      $42,698    $  820      7.68%
  Investment securities                     4,487       65       5.79%       14,885       214      5.75%
  Mortgage-backed securities               10,527      170       6.46%       15,368       250      6.51%
  Short-term investments and other
    interest-earning assets                 7,730      103       5.33%        1,425        24      6.74%
                                          -------   --------                -------   --------
     Total interest earning assets         77,192    1,435       7.44%       74,376     1,308      7.03%
Noninterest-earning assets                  1,809                             2,292
                                          -------                           -------
     Total assets                         $79,001                           $76,668
                                          =======                           =======

Interest-bearing liabilities:
  Savings deposits (3)                    $62,807   $  681       4.34%      $62,768    $  711      4.53%
  Borrowings                                 --       --         --           5,000        74      5.93%
                                          -------   --------                -------   --------
     Total interest-bearing liabilities    62,807      681       4.34%       67,768       785      4.63%
                                                               --------                          --------
Noninterest-bearing liabilities             3,373                             2,810
                                          -------                           -------
     Total liabilities                     66,180                            70,578
Stockholders' equity                       12,821                             6,090
                                          -------                           -------
     Total liabilities and stockholders'
       equity                             $79,001                           $76,668
                                          =======                           =======

Net interest income                                 $  754                             $  523
                                                    ========                           ========
Interest rate spread                                             3.10%                             2.40%
                                                               ========                          ========
Net yield on interest-earning assets                             3.91%                             2.81%
                                                               ========                          ========
Ratio of average interest-earning assets
  to average interest-bearing liabilities                      122.90%                           109.75%
                                                               ========                          ========

---------------------
(1)    Yields and rates are annualized.
(2)    Includes nonaccrual loans.
(3)    Includes interest-bearing escrow accounts.

Provision For Loan Losses
-------------------------

     Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses, based on prior loss experience, volume and type of collateral by the Company, industry standards and past due loans in the Company's loan portfolio. The Company's management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The Company increased its provision for loan losses to $60,000 for the quarter ended September 30, 1996 from $3,000 for the quarter ended September 30, 1995. The increased provision for loan losses for the quarter ended September 30, 1996 was due to the Company's higher levels of consumer and commercial loans, which generally entail a greater risk than single-family residential loans. The Company has increased its allowance for loan losses as a percentage of total loans outstanding, net of unearned origination fees to 0.47% at September 30, 1996 from 0.38% at September 30, 1995.


Noninterest Income
-------------------

     The Company's noninterest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities and loans. Total noninterest income increased by $25,000 or 90.1% to $53,000 for the quarter ended September 30, 1996 from $28,000 for the quarter ended September 30, 1995. The increase in noninterest income is primarily due to a $20,000 increase in fees and service charges primarily related to checking accounts. As discussed earlier, the Company recorded an $1,800 gain from the sale of mortgage-backed securities during the quarter ended September 30, 1996.


Noninterest Expenses
--------------------

     Total noninterest expenses increased by $451,000 or 91.0% to $947,000 for the quarter ended September 30, 1996 from $496,000 for the quarter ended September 30, 1995. As discussed earlier, the Company incurred a $415,000 one-time deposit insurance premium expense during the quarter ended September 30, 1996 and a $74,000 one-time charge relating to the adoption of a directors retirement plan during the quarter ended September 30, 1995.

     Excluding those one time adjustments, the Company's noninterest expenses would have increased by $110,000 or 26.0% to $531,000 for the quarter ended September 30, 1996 from $421,000 for the quarter ended September 30, 1995. The increase in noninterest expenses was primarily due to increases in compensation and employee benefits expense and other expenses. Compensation and employee benefits expense increased by $86,000 or 40.1% to $299,000 for the quarter ended September 30, 1996 from $213,000 for the quarter ended September 30, 1995. The increase was largely attributable to expenses related to the Company's ESOP, incentive compensation plan, normal salary increases and those salaries associated with the hiring of additional lending personnel. The Company's other expenses, consisting primarily of bank service charges, seminar and meeting expenses, postage expense, stationery and printing expenses, transfer agent expenses and real estate owned expenses, increased by $19,000 or 35.6% to $73,000 for the quarter ended September 30, 1996 from $54,000 for the quarter ended September 30, 1995. The increase in other noninterest expenses were primarily related to the cost of operating as a publicly held company including transfer agent fees, additional postage, printing and stationery expenses.


Income Taxes
------------

     The Company had a tax benefit of $677,000 for the quarter ended September 30, 1996 as compared to a provision for income tax of $22,000 for the quarter ended September 30, 1995. As discussed earlier, the Company reversed $600,000 of income tax expense during the quarter ended September 30, 1996 and recorded a $160,000 tax benefit from the one-time insurance premium of $415,000. After adjusting for those one-time charges and the tax benefit of the directors retirement charge recorded during the quarter ended September 30, 1995, the Company's provision for income taxes would have been $83,000 for the quarter ended September 30, 1996 as compared to $50,000 for the quarter ended September 30, 1995.


Liquidity and Capital Resources
-------------------------------

     An important component of the Company's asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. Patapsco's Asset/Liability Management Committee has established general guidelines for the maintenance of prudent levels of liquidity. The Committee continually monitors the amount and source of available liquidity, the time to acquire it and its cost. Management of the Company seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide lower rates of return, the Company's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At September 30, 1996, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $8.8 million.

     The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $2.7 million. Certificates of deposits which are scheduled to mature in less than one year at September 30, 1996 totaled $23.7 million. Historically, a high percentage of maturing deposits have remained with the Company.

     The Company's primary sources of funds are deposits and proceeds from maturing investment securities and mortgage-backed securities and principal and interest payments on loans. While maturities and scheduled amortization of mortgage-backed securities and loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.

     The Company's primary uses of cash in investing activities during the quarter ended September 30, 1996, were the origination and purchase of $3.4 million and $1.8 million of loans, respectively. The Company's primary sources of cash from investing activities during the quarter ended September 30, 1996 were the sale of $4.3 million of mortgage-backed securities and the repayment of $1.9 million and $300,000 of loan principal and mortgage-backed securities, respectively.

     The Company's primary use of cash in financing activities during the quarter ended September 30, 1996 consisted of $842,000 in net disbursements of advance payments by borrowers for property taxes, insurance and ground rents. The Company's primary sources of cash provided by financing activities during the quarter ended September 30, 1996 consisted primarily of a $711,000 net increase in savings deposits.

     As discussed in Note 6 - Regulatory Capital Requirements, the Bank exceeded all regulatory minimum capital requirements.


Impact of New Accounting Standards
----------------------------------

     In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125). SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement will require, among other things, that the Company record at fair value, assets and liabilities resulting from a transfer of assets. The Company will adopt the provisions of SFAS 125 as of January 1, 1997, and management believes that the adoption of SFAS 125 will not have a material effect on the Company's financial condition or results of operation.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          None.

ITEM 2.   CHANGES IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          None

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PATAPSCO BANCORP, INC.


Date:  November 5, 1996            /s/  Joseph J. Bouffard
                                   -------------------------------------
                                   Joseph J. Bouffard
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date:  November 5, 1996            /s/  Timothy C. King
                                   --------------------------------------
                                   Timothy C. King
                                   Controller and Treasurer
                                   (Principal Financial and Accounting Officer)