Form 10QSB
period 1996-12-31
PATAPSCO BANCORP INC
filed 1997-02-14
CIK 1003961

               United States Securities and Exchange Commission
                            Washington, D. C. 20549

                                 FORM 10 - QSB

(Mark One)

     X               Quarterly Report Pursuant to Section 13 or 15(d) of the
-----------          Securities Exchange Act of 1934

                     For the quarterly period ended December 31, 1996

-----------          Transition Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                     For the transition period from __________  to  ___________

Commission File Number:  0-28032


                            PATAPSCO BANCORP, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)


             Maryland                                        52-1951797
------------------------------                               ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

             1301 Merritt Boulevard, Dundalk, Maryland 21222-2194
             ----------------------------------------------------
                   (Address of Principal Executive Offices)

                                 (410)285-1010
                                 -------------
              Registrant's Telephone Number, Including Area Code



       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---
       As of February 11, 1997, the issuer had 362,553 shares of Common
Stock issued and outstanding.

       Traditional Small Business Disclosure Format (check one):

       Yes        No  X
            ---      ---

                                    Contents
                                    --------

Part I.     Financial Information                                                   Page
                                                                                    ----
Item I.     Financial Statements

            Consolidated Statements of Financial Condition at December 31,
            1996 and June 30, 1996.........................................          2

            Consolidated Statements of Operations for the Six and Three
            Month Periods Ended December 31, 1996 and 1995 ................          3

            Consolidated Statements of Cash Flows for the Six Month Periods
            Ended December 31, 1996 and 1995 ..............................        4-5

            Notes to Consolidated Financial Statements ....................        6-7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations .........................................       8-16


Part II.  Other Information
          -----------------

Item 1.            Legal Proceedings ......................................         17

Item 2.            Changes in Securities ..................................         17

Item 3.            Defaults Upon Senior Securities ........................         17

Item 4.            Submission of Matters to a Vote of Security Holders ....         17

Item 5.            Other Information ......................................         17

Item 6.            Exhibits and Reports on Form 8-K  ......................         17


Signatures  ...............................................................         18


                     Patapsco Bancorp, Inc. and Subsidiary
                               Dundalk, Maryland

                Consolidated Statements of Financial Condition

                                                                              December 31,                June 30,
                                                                                 1996                       1996
                                                                                 ----                       ----
                                                                              (unaudited)
        Assets
        ------
Cash:
    On hand and due from banks                                          $      1,004,787                   400,286
    Interest bearing deposits in other banks                                   6,641,005                   229,290
Federal funds sold                                                             2,597,851                 6,794,889
Investment securities, at fair value                                           1,958,753                 4,423,767
Mortgage-backed securities, at fair value                                      7,948,986                12,777,828
Loans receivable, net                                                         56,568,797                52,031,297
Investment in securities required by law, at cost                                592,050                   490,500
Ground rents owned, at cost                                                       41,200                    41,200
Real estate acquired through foreclosure, net                                     31,081                    31,081
Property and equipment, net                                                    1,048,309                 1,028,690
Deferred income taxes                                                              1,903                        --
Accrued interest, prepaid expenses and other assets                              582,518                   601,118
                                                                          --------------             -------------
                            Total assets                                $     79,017,240                78,849,946
                                                                          ==============             =============

                Liabilities and Stockholders' Equity
                ------------------------------------

Liabilities:
    Savings deposits                                                    $     65,073,634                64,156,888
    Advance payments by borrowers for taxes,
         insurance and grounds rents                                             633,556                 1,189,735
    Accrued expenses and other liabilities                                       672,782                   605,180
    Deferred income taxes                                                             --                   597,000
                                                                          --------------             -------------
                            Total liabilities                                 66,379,972                66,548,803

Stockholders' equity:
    Common stock $0.01 par value: authorized 4,000,000
         shares:  issued and outstanding 362,553 shares                            3,626                     3,626
    Additional paid-in capital                                                 6,754,240                 6,754,240
    Contra equity - Employee stock ownership plan                               (522,072)                 (522,072)
    Contra equity - Management recognition plan                                 (347,942)                       --
    Retained income, substantially restricted                                  6,763,831                 6,172,405
    Unrealized net holding losses on available-for-sale
         portfolios, net of taxes                                                (14,415)                 (107,056)
                                                                          --------------             -------------
                            Total stockholders' equity                        12,637,268                12,301,143
                                                                          --------------             -------------
                            Total liabilities and stockholders' equity  $     79,017,240                78,849,946
                                                                          ==============             =============

See accompanying notes to financial statements.

                      Patapsco Bancorp, Inc. and Subsidiary
                               Dundalk, Maryland

                     Consolidated Statements of Operations
                                  (unaudited)


                                                                   For Six Months Ended             For Three Months Ended
                                                                   --------------------             ----------------------
                                                                       December 31,                       December 31,
                                                                       ------------                       ------------
                                                                   1996            1995              1996             1995
                                                                   ----            ----              ----             ----
Interest income:
        Loans receivable                                       $  2,220,708        1,636,950      1,123,234          816,907
        Mortgage-backed securities                                  293,055          492,010        123,086          241,765
        Investment securities                                       118,102          389,706         53,482          176,322
        Federal funds sold and interest-bearing deposits            212,197           64,676        117,803           49,541
        Dividends on securities required by law                      19,394           17,927         10,438            8,964
                                                                 -----------    -------------    -----------     ------------
                  Total interest income                           2,863,456        2,601,269      1,428,043        1,293,499
                                                                 -----------    -------------    -----------     ------------

Interest expense:
        Savings deposits                                          1,361,472        1,438,037        679,999          727,600
        Advances from Federal Home
             Bank of Atlanta                                             --          153,361              --          79,260
                                                                 -----------    -------------    -----------     ------------
                  Total interest expense                          1,361,472        1,591,398        679,999          806,860
                                                                 -----------    -------------    -----------     ------------
                  Net interest income                             1,501,984        1,009,871        748,044          486,639
Provision for losses on loans                                       120,000           62,000         60,000           59,000
                                                                 -----------    -------------    -----------     ------------
                  Net interest income after provision
                        for losses on loans                       1,381,984          947,871        688,044          427,639
                                                                 -----------    -------------    -----------     ------------

Noninterest income:
        Fees and service charges                                    106,354           51,899         59,996           26,003
        Net gain (loss) on sales of securities
             and loans                                                1,844          (71,857)            --          (71,857)
        Other                                                         8,254            4,424          3,638            2,645
                                                                 -----------    -------------    -----------     ------------
                  Total noninterest income                          116,452          (15,534)        63,634          (43,209)
                                                                 -----------    -------------    -----------     ------------

Noninterest expenses:
        Compensation and employee benefits                          659,307          579,661        360,264          297,742
        Insurance premiums                                          479,350           96,356         11,227           46,859
        Professional fees                                            61,575           58,053         34,575           29,314
        Equipment expense                                            53,131           54,361         26,634           28,119
        Net occupancy costs                                          41,653           38,970         20,129           18,081
        Advertising                                                  20,812           20,669         10,696           10,676
        Data processing                                              44,858           36,792         22,994           15,665
        Other                                                       151,398          137,388         78,874           80,256
                                                                 -----------    -------------    -----------     ------------
                  Total noninterest expense                       1,512,084        1,022,250        565,393          526,712
                                                                 -----------    -------------    -----------     ------------
                   Income (loss) before provision (benefit)
                          for income taxes                          (13,648)         (89,913)       186,285         (142,282)
Provision (benefit) for income taxes                               (605,074)         (35,111)        71,975          (56,694)
                                                                 ===========    =============    ===========     ============
                  Net Income (loss)                            $    591,426          (54,802)       114,310          (85,588)
                                                                 ===========    =============    ===========     ============

                  Net income per share                         $       1.76               n/a           0.34              n/a
                                                                 ===========    =============    ===========     ============

                  Weighted average number of
                    shares outstanding                              336,449               n/a        336,449              n/a
                                                                 ===========    =============    ===========     ============


See accompanying notes to financial statements.

                     Patapsco Bancorp, Inc. and Subsidiary
                               Dundalk, Maryland

                     Consolidated Statements of Cash Flows

                                                  Six Months Ended December 31,
                                                  ----------------------------
                                                      1996            1995
                                                      ----            ----
                                                           (unaudited)
Cash flows from operating activities:
  Net income (loss)                               $   591,426          (54,802)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                     57,392           54,422
      Provision for losses on loans                   120,000           62,000
      Amortization of premiums and discounts, net       9,724          (44,969)
      Deferred loan origination fees, net of costs     48,062           29,145
      (Gain) loss on sales of mortgage-backed
        securities and investment securities           (1,844)          71,436
      Loss on sales of loans                             --              2,544
      Loans originated for sale, net                     --           (272,794)
      Proceeds from sale of mortgage loans
        originated for sale                              --            270,250
      Decrease in deferred income taxes              (588,903)         (20,889)
      Decrease in taxes recoverable                      --                204
      Decrease in accrued interest on investments,
        prepaid expenses and other assets              18,600            8,405
      Increase in accrued expenses and other
        liabilities                                    67,602          402,485
                                                  -----------      -----------
        Net cash provided by operating activities     322,059          507,437
                                                  -----------      -----------

Cash flows from investing activities:
  Loan principal disbursements                     (6,197,783)      (4,343,124)
  Loan principal repayments                         3,267,282        2,698,452
  Purchase of loan participations                    (390,500)        (182,410)
  Purchase of whole loans                          (1,441,005)         (71,000)
  Purchase of common stock for Management
    Recognition Plan Trust                           (347,942)            --
  Purchase of capital stock in Federal Reserve
    Bank of Richmond, required by law                (101,550)            --
  Purchase of mortgage-backed securities
    available-for-sale                                   --         (2,895,020)
  Proceeds from maturing:
    Investment securities available-for-sale        2,500,000        1,000,000
    Investment securities held-to-maturity               --          2,000,000
  Purchase of property and equipment                  (77,011)         (26,062)
  Sale of mortgage-backed securities
    available-for-sale                              4,335,784        2,880,372



                                                                       continued

                     Patapsco Bancorp, Inc. and Subsidiary
                               Dundalk, Maryland

                     Consolidated Statements of Cash Flows

                                                  Six Months Ended December 31,
                                                  ----------------------------
                                                     1996              1995
                                                     ----              ----
                                                          (unaudited)
Cash flows from investing activities (continued):
  Principal repayments on:
    Mortgage-backed securities
      available-for-sale                          $   599,277      $   420,362
    Mortgage-backed securities held-to maturity          --          1,268,790
                                                  -----------      -----------
      Net cash provided by investing activities     2,146,552        2,750,360
                                                  -----------      -----------

Cash flows from financing activities:
  Net increase in savings accounts                    916,746          683,739
  Increase in drafts payable                             --            287,558
  Decrease in advance payments by borrowers for
    taxes, insurance and ground rents                (566,179)        (551,910)
  Decrease in advances from Federal Home Loan
    Bank of Atlanta                                      --         (2,500,000)
                                                  -----------      -----------
          Net cash provided by (used in)
            financing activities                      350,567       (2,080,613)

  Net increase in cash and cash equivalents       $ 2,819,178        1,177,184

  Cash and cash equivalents at beginning of
    period                                          7,424,465        2,482,154
                                                  -----------      -----------
  Cash and cash equivalents at end of period      $10,243,643        3,659,338
                                                  ===========      ===========

  Supplemental information:
    Interest paid on savings deposits and
      borrowed funds                              $ 1,363,106        1,455,849
    Income taxes paid                                  49,400             --
    Decrease in unrealized holding losses on
      securities available-for-sale, net of
      income tax effect                                92,641          231,290

See accompanying notes to financial statements.

                      Patapsco Bancorp, Inc. and Subsidiary
                                Dundalk, Maryland
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 1:    Patapsco Bancorp, Inc.

Patapsco Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland in November, 1995 for the purpose of serving as the holding company of Patapsco Federal Savings and Loan Association ("Association") upon its conversion from mutual to stock form ("Stock Conversion") and of The Patapsco Bank (the "Bank") following the Association's conversion to a Maryland chartered commercial bank ("Bank Conversion"). On April 1, 1996, the Company completed its Stock Conversion and issued 362,553 shares of common stock, par value $.01 per share for gross proceeds of $7.3 million and net proceeds of $6.8 million. In connection with the Stock Conversion, the Company purchased all of the capital stock of the Association for $3.4 million or 50% of the net proceeds. All references to the Company prior to April 1, 1996, except where otherwise indicated are to the Association.

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

Note 2:    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the six and three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire year.

Note 3:    Cash and Cash Equivalents

Cash equivalents include short-term investments which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

Note 4:    Net Income Per Share

Net income per share for the six and three months ended December 31, 1996 is computed based on 336,449 weighted average shares of common stock outstanding.


Note 5:    Regulatory Capital Requirements

At December 31, 1996, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at December 31, 1996:

                                                 Risk-based capital ratios
                                             ---------------------------------
                                                          Total     Leverage
                                              Tier 1     Capital      Ratio
                                             ---------------------------------
Actual                                         25.88%      26.76%      13.23%

Minimum                                         4.00%       8.00%       4.00%
--------------------------------------------------------------------------------
Excess                                         21.88%      18.67%       9.23%
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact on Results of Operations Based on Recently Enacted Federal Government
--------------------------------------------------------------------------------
Legislation
-----------

         Reversal of Tax Bad Debt Recapture. On August 20 1996, Federal legislation was enacted into law which provided that savings and loan associations that convert to commercial banks will not be required to recapture the portion of tax bad debt reserve accumulated prior to 1988. On September 30, 1996, the Association converted to a Bank and the Company reversed $600,000 of the $740,000 tax expense previously recorded in fiscal 1995 when the Association's Board of Directors made the determination to convert to a Bank. The reversal of the tax bad debt reserve as described above was reflected as a reduction of tax expense during the six months ended December 31, 1996.

         Special Savings Association Insurance Fund ("SAIF") Assessment. On September 30, 1996, Federal legislation was enacted and signed into law which provides a resolution to the disparity in the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") premiums. In November 1995, the SAIF-insured institutions, such as the Bank, paid a one-time assessment of 65.7 cents on every $100 of deposits held at March 31, 1995 or approximately $415,000. The after-tax effect of this one-time charge to earnings totaled approximately $255,000 and was recorded during the six months ended December 31, 1996. Beginning January 1, 1997, the deposit insurance premiums for highly rated institutions, such as the bank, will be substantially reduced. The FDIC assessment for SAIF insured institutions will be 6.48 cents per $100 of deposits while BIF insured institutions will pay 1.30 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all Federal Deposit and Insurance Corporation ("FDIC") insured institutions.

Comparison of Financial Condition at December 31, 1996 and June 30, 1996

         The Company's assets increased by $167,000 or 0.2% to $79.0 million at December 31, 1996 from $78.8 million at June 30, 1996. During the six months ended December 31, 1996, the Company continued to reconfigure its balance sheet by emphasizing the origination of loans and reducing its investment in investment securities and mortgage-backed securities. The Company's net loans receivable increased by $4.5 million or 8.7% to $56.6 million at December 31, 1996 from $52.0 million at June 30, 1996. The Company's investment securities decreased by $2.4 million or 55.7% to $2.0 million at December 31, 1996 from $4.4 million at June 30, 1996 due to the maturity of a security. The Company's mortgage-backed securities decreased by $4.8 million or 37.8 % to $8.0 million at December 31, 1996 from $12.8 million at June 30, 1996, as a result of the sale of $4.3 million of securities classified as available-for-sale. The intended use of the proceeds from the sale of mortgage-backed securities is to fund loan originations which are anticipated to have higher yields. Savings deposits increased by $917,000 or 1.4% to $65.1 million at December 31, 1996 from $64.2 million at June 30, 1996. The increase in deposits was primarily the result of interest credited. The Company's stockholders' equity increased by

$336,000 or 2.7% to $12.6 million at December 31, 1996 from $12.3 million at June 30, 1996. The increase in stockholders' equity was due primarily to the $591,000 in net income and a $93,000 decrease in the unrealized net holding losses on available-for-sale investment portfolios, net of taxes, partially off-set by the $348,000 purchase of Company common stock by the Management Recognition Plan Trust during the quarter ended December 31, 1996.

Comparison of Operating Results for the Quarter and Six Months Ended December 31, 1996 and December 31, 1995

Net Income
----------

           The Company reported net income of $114,000 for the quarter ended December 31, 1996 as compared to a net loss of $86,000 for the quarter ended December 31, 1995. The $200,000 increase in net income was primarily due to a $261,000 increase in net interest income and a $107,000 increase in noninterest expense, offset slightly by an increase of $58,000 in provision for loan losses. The Company's net income for the six months ended December 31, 1996 was $591,000 as compared to a net loss of $55,000 for the six months ended December 31, 1995. Net income for the six months ended December 31, 1996 was significantly affected by a $600,000 reduction in income tax expense and a $415,000 pretax deposit insurance premium expense. The $600,000 reduction in income tax expense was a partial reversal of the $740,000 tax bad debt reserve which was recorded in the fourth quarter of fiscal 1995, as a result of the Company's decision to convert its charter from a federal savings and loan to a state chartered commercial bank. The $415,000 deposit insurance premium expense resulted from a one-time assessment by the Federal Government to recapitalize SAIF. Excluding these one-time charges, the Company would have earned approximately $246,000 for the six months ended December 31, 1996. The $301,000 increase in net income, after adjustments, was primarily attributable to the $492,000 increase in net interest income during the six months ended December 31, 1996 and the $72,000 loss incurred during the six months ended December 31, 1995.

           Net income for the quarter and six months ended December 31, 1996, as compared to the same periods ended December 31, 1995, also reflected the utilization of proceeds from the Company's stock conversion which was completed during the fourth quarter of fiscal 1996.

Interest Income
---------------

           Total interest income increased by $135,000 or 10.4% to $1.4 million for the quarter ended December 31, 1996 from $1.3 million for the quarter ended December 31, 1995. Total interest income increased by $262,000 or 10.1% to $2.9 million for the six months ended December 31, 1996 from $2.6 million for the six months ended December 31, 1995. The increase in the Company's total interest income for the quarter ended December 31, 1996 as compared to the quarter ended December 31, 1995 was due to an increase of $2.1 million in the average balance of interest-earning assets to $77.0 million from $74.9 million and an increase of 51 basis points in the average yield on interest-earning assets to 7.42% from 6.91%.

           The increase in the Company's total interest income for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995 was due to an increase of $2.4 million in the average balance of interest-earning assets to $77.0 million from $74.6 million and an increase of 46 basis points in the average yield on interest-earning assets to 7.43% from 6.97%. The increase in the average balance is due to the proceeds from the Company's stock conversion and the increase in the average yield is largely attributable to the Company's efforts to transform its balance sheet from investment and mortgage-backed securities to loans receivable. During the six month period ended December 31, 1996, the Company sold certain investments which has increased its balance of short-term interest-earning assets such as federal funds sold. The intended use of this liquidity is to fund loan demand which will increase the average yield on interest-earning assets.

Interest Expense
----------------

           Total interest expense decreased by $127,000 or 15.7% to $680,000 for the quarter ended December 31, 1996 from $807,000 for the quarter ended December 31, 1995. Total interest expense decreased by $230,000 or 14.5% to $1.4 million for the six months ended December 31, 1996 from $1.6 million for the six months ended December 31, 1995. The decrease in the Company's interest expense during the quarter and six months ended December 31, 1996 as compared to the same periods in 1995 were attributable to the repayment of $5.0 million of Federal Home Loan Bank of Atlanta advances and the decrease in the average interest rate paid on savings deposits. As a result, the average balance and average rate of interest-bearing liabilities decreased by $5.3 million and 41 basis points to $63.0 million and 4.32% during the quarter ended December 31, 1996 from $68.3 million and 4.73% during the same quarter in 1995, respectively. Comparing the six months ended December 31, 1996 to the six months ended December 31, 1995, the average balance and average rate of interest-bearing liabilities decreased by $5.1 million and 35 basis points to $62.9 million and 4.33% from $68.0 million and 4.68%, respectively.

           Interest expense on savings deposits decreased by $48,000 or 6.5% to $680,000 for the quarter ended December 31, 1996 from $728,000 for the quarter ended December 31, 1995. Interest expense on savings deposits decreased by $77,000 or 5.3% to $1.4 million for the six months ended December 31, 1996 from $1.4 million for the six months ended December 31, 1995. The decrease in interest expense on savings deposits was primarily attributable to lower interest rates during the quarter and six months ended December 31, 1996 as compared to the same periods in 1995.

Net Interest Income
-------------------

           The Company's net interest income increased by $261,000 or 53.7% to $748,000 for the quarter ended December 31, 1996 from $487,000 for the quarter ended December 31, 1995. The increase in net interest income was primarily due to an increase of 91 basis points in the interest rate spread (net yield on average interest-earning assets less the rate paid on average interest-bearing liabilities) to 3.10% from 2.19% and an increase in the ratio of average interest-earning assets to average interest bearing liabilities to 122.2% from 109.6%.

           The Company's net interest income increased by $492,000 or 48.7% to $1.5 million for the six months ended December 31, 1996 from $1.0 million for the six months ended December 31, 1995. The Company's net interest spread increased 81 basis points during the comparable six months periods and the Company's net yield on interest-earning assets increased 119 basis points to 3.90% for the six months ended December 31, 1996 from 2.71% during the same six months in 1995. The proceeds from the Company's stock conversion was a major influence in the increased net interest spread and net yield on interest-earning assets.

           During fiscal 1996, the Company began to implement a strategy to improve the net interest spread by expanding its lending products to include construction, consumer and commercial business loans. These loan products generally earn higher yields than conventional single-family residential loans. As previously discussed, the Company has also taken steps to reconfigure its balance sheet by selling certain lower yielding investment and mortgage-backed securities and funding loan demand with the proceeds.

Average Balance Sheet

           The following tables sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the years indicated and the average yields earned and rates paid. Such yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material differences in the information presented.

           The tables also presents information for the periods indicated with respect to the differences between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or "interest rate spread", which banks have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive spread will generate net interest income.


                                                                               Three Months Ended December 31,
                                                           -----------------------------------------------------------------------
                                                                        1996                                 1995
                                                           -------------------------------     -----------------------------------
                                                                                  Average                                 Average
                                                           Average                 Yield/       Average                    Yield/
                                                           Balance   Interest     Rate (1)      Balance     Interest      Rate (1)
                                                           -------   --------     --------      -------     --------      --------
                                                                                 (Dollars in thousands)

Interest-earning assets:
  Loans receivable (2)                                    $  56,443  $  1,123        7.96%    $  43,393   $      817         7.53%
  Investment securities                                       3,239        54        6.67%       11,908          177         5.95%
  Mortgage-backed securities                                  8,046       123        6.11%       15,429          241         6.25%
  Federal funds sold and other
    interest-earning assets                                   9,231       128        5.55%        4,174           59         5.65%
                                                          ---------- ---------                ----------  -----------
        Total interest earning assets                        76,959     1,428        7.42%       74,904        1,294         6.91%
Noninterest-earning assets                                    1,882                               1,685
                                                          ----------                          ----------
        Total assets                                      $  78,841                           $  76,589
                                                          ==========                          ==========

Interest-bearing liabilities:
  Savings deposits (3)                                    $  62,986  $    680        4.32%    $  63,452   $      728         4.59%
  Borrowings                                                    --        --           --         4,864           79         6.50%
                                                          ---------- ---------                ----------  -----------
        Total interest-bearing liabilities                   62,986       680        4.32%       68,316          807         4.73%
                                                                                   --------                                --------
Noninterest-bearing liabilities                               3,276                               2,194
                                                          ----------                          ----------
        Total liabilities                                    66,262                              70,510
Stockholders' equity                                         12,579                               6,079
                                                          ----------                          ----------
        Total liabilities and stockholders' equity        $  78,841                           $  76,589
                                                          ==========                          ==========

Net interest income                                                  $    748                             $      487
                                                                     =========                            ===========
Interest rate spread                                                                 3.10%                                   2.19%
                                                                                   ========                                ========
Net yield on interest-earning assets                                                 3.89%                                   2.60%
                                                                                   ========                                ========
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                          122.18%                                 109.64%
                                                                                   ========                                ========

-----------------------------------------------------
(1)   Yields and rates are annualized.
(2)   Includes nonaccrual loans.
(3)   Includes interest-bearing escrow accounts.


                                                                                Six Months Ended December 31,
                                                           -----------------------------------------------------------------------
                                                                        1996                                 1995
                                                           -------------------------------     -----------------------------------
                                                                                  Average                                 Average
                                                           Average                 Yield/       Average                    Yield/
                                                           Balance   Interest     Rate (1)      Balance     Interest      Rate (1)
                                                           -------   --------     --------      -------     --------      --------
                                                                                 (Dollars in thousands)

Interest-earning assets:
  Loans receivable (2)                                    $ 55,407   $  2,221        8.02%    $  43,046     $  1,637         7.61%
  Investment securities                                      3,773        118        6.25%       13,380          390         5.83%
  Mortgage-backed securities                                 9,444        293        6.20%       15,392          492         6.39%
  Federal funds sold and other
     interest-earning assets                                 8,421        231        5.49%        2,822           82         5.81%
                                                          ---------  ---------                ----------    ---------
        Total interest earning assets                       77,045      2,863        7.43%       74,640        2,601         6.97%
Noninterest-earning assets                                   1,796                                    0
                                                          ---------                           ----------
        Total assets                                      $ 78,841                            $  74,640
                                                          =========                           ==========

Interest-bearing liabilities:
  Savings deposits (3)                                    $ 62,890   $  1,361        4.33%    $  63,111     $  1,438         4.56%
  Borrowings                                                   --         --           --         4,931          153         6.21%
                                                          ---------  ---------                ----------    ---------
        Total interest-bearing liabilities                  62,890      1,361        4.33%       68,042        1,591         4.68%
                                                                                  ---------                               ---------
Noninterest-bearing liabilities                              3,372                                2,505
                                                          ---------                           ----------
        Total liabilities                                   66,262                               70,547
Stockholders' equity                                        12,579                                6,081
                                                          ---------                           ----------
        Total liabilities and stockholders' equity        $ 78,841                            $  76,628
                                                          =========                           ==========

Net interest income                                                  $  1,502                               $  1,010
                                                                     =========                              =========
Interest rate spread                                                                 3.10%                                   2.29%
                                                                                  =========                               =========
Net yield on interest-earning assets                                                 3.90%                                   2.71%
                                                                                  =========                               =========

Ratio of average interest-earning assets
  to average interest-bearing liabilities                                          122.51%                                 109.70%
                                                                                  =========                               =========


-----------------------------------------------------
(1)   Yields and rates are annualized.
(2)   Includes nonaccrual loans.
(3)   Includes interest-bearing escrow accounts.

Provision For Loan Losses
-------------------------

           Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses, based on prior loss experience, volume and type of collateral by the Company, industry standards and past due loans in the Company's loan portfolio. The Company's management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The Company increased its provision for loan losses to $60,000 and $120,000 for the quarter ended December 31, 1996 from $59,000 and $62,000 for the six months ended December 31, 1995. The increased provision for loan losses for the quarter and six months ended December 31, 1996 was due to the Company's higher levels of consumer and commercial loans, which generally entail a greater risk than single-family residential loans. The Company's nonperforming loans as a percentage of loans receivable was 1.01% and 0.91% at December 31, 1996 and December 31, 1995, respectively. All of the nonperforming loans consisted of single-family residential mortgage loans. The Company has increased its allowance for loan losses as a percentage of total loans outstanding, net of unearned origination fees to 0.55% at December 31, 1996 from 0.50% at December 31, 1995.

Noninterest Income
------------------

           The Company's noninterest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities and loans. Total noninterest income increased by $107,000 and $132,000 to $64,000 and $116,000 for the quarter and six months ended December 31, 1996, respectively from losses of $43,000 and $16,000 for the quarter and six months ended December 31, 1995, respectively. The increase in noninterest income was primarily due to a $72,000 loss from the sale of investment securities during the quarter and six months ended December 31, 1995 and an increase in fees and service charges of $34,000 or 130.7% and $54,000 or 104.9% for the quarter and six months ended December 31, 1996, respectively as compared to the same periods in 1995. The increase in fees and service charges are primarily related to commercial checking accounts.

Noninterest Expenses
--------------------

           Total noninterest expenses increased by $39,000 or 7.3% to $565,000 for the quarter ended December 31, 1996 from $527,000 for the quarter ended December 31, 1995. The increase in noninterest expenses was primarily due to increases in compensation and employee benefits expense offset slightly by a decrease in insurance premiums. Compensation and employee benefits expense increased $63,000 or 21.0% to $360,000 for the quarter ended December 31, 1996 from $297,000 for the quarter ended December 31, 1995. The increase was largely attributable to expenses related to the Company's Employee Stock Ownership Plan ("ESOP"), incentive compensation plan and Management Recognition Plan ("MRP"). Insurance premiums decreased $36,000 or 76.0% to $11,000 for the quarter ended December 31, 1996 from $47,000 for the quarter ended December 31, 1995. The decrease resulted from the refund of the

Bank's $36,000 FDIC-SAIF deposit insurance premium for the quarter ended December 31, 1996. Effective January 1, 1997, the Bank's FDIC after-tax assessment costs was reduced by approximately $65,000 or 71.8% based upon a September 30, 1996 assessment base.

           Total noninterest expenses increased by $490,000 or 47.9% to $1.5 million for the six months ended December 31, 1996 from $1.0 million for the six months ended December 31, 1995. As discussed earlier, the Company incurred a $415,000 one-time deposit insurance premium expense during the six months ended December 31, 1996 and a $74,000 one-time charge relating to the adoption of a directors retirement plan during the six months ended December 31, 1995. Excluding those one-time adjustments, the Company's noninterest expense would have increased by $149,000 or 15.7% to $1.1 million for the six months ended December 31, 1996 from $948,000 for the six months ended December 31, 1995. The increase in noninterest expense is primarily related to a $154,000 or 30.4% increase in compensation and employee benefits expense during the six months ended December 31, 1996 as compared to the same period in 1995. The increase in compensation and employee benefits expense is primarily due to expenses related to the Company's ESOP, incentive compensation plan, MRP, normal salary increases and those salaries associated with the hiring of additional lending personnel.

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

           The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 1996, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $10.2 million.

           The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $2.8 million. Certificates of deposit which are scheduled to mature in less than one year at December 31, 1996 totaled $23.3 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

           The Company's primary uses of cash in investing activities during the six months ended December 31, 1996, were the origination and purchase of $6.2 million and $1.8 million of loans, respectively. The Company's primary sources of cash from investing activities during the six months ended December 31, 1996 were the sale of $4.3 million of mortgage-backed securities and the repayment of $3.2 million, $2.5 million and $599,000 of loan principal, investment securities and mortgage-backed securities, respectively.

           The Company's primary use of cash in financing activities during the six months ended December 31, 1996 consisted of $566,000 in net disbursements of advance payments by borrowers for property taxes, insurance and ground rents. The Company's primary sources of cash provided by financing activities during the six months ended December 31, 1996 consisted primarily of a $917,000 net increase in savings deposits.

           As discussed in Note 5 - Regulatory Capital Requirements, the Bank exceeded all regulatory minimum capital requirements.


Impact of New Accounting Standards
----------------------------------

           In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125). SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement will require, among other things, that the Company record at fair value, assets and liabilities resulting from a transfer of assets. The Company adopted the provisions of SFAS 125 as of January 1, 1997, and the adoption of SFAS 125 did not have a material effect on the Company's financial condition or results of operation.

Part II.   Other Information

Item 1.    Legal Proceedings
           None.

Item 2.    Changes in Securities
           None.

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security-Holders

           The following table sets forth matters which were voted upon at the Company's Annual Meeting of Stockholders held on October 10, 1996:

       Matter                                                   Votes      Votes
         #                                                       For     Withheld
       ------                                                   -----    --------

         1.   Election of Directors

               S. Robert Kinghorn                              284,193      600
               Douglas H. Ludwig                               284,793        0
               Theodore C. Patterson                           284,793        0


                                                                Votes     Votes                      Broker
                                                                 For     Against    Abstentions     Non-Votes
                                                                -----    -------    -----------     ---------


         2.    Approve Stock Option and Incentive Plan         234,879    12,715          2,116        35,033

         3.    Approve Management Recognition Plan             228,820    13,140          7,300        35,483

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           None

           (a)  The following exhibit is filed as part of this Form 10-QSB:
                Exhibit 27 Financial Data Schedule

           (b) On October 11, 1996, the Registrant filed a Form 8-K reporting stockholder approval of a stock-option plan and management recognition plan and the completion of the conversion of the Registrant's wholly owned subsidiary from federal savings and loan association to a Maryland commercial bank.

                                  Signatures

           In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PATAPSCO BANCORP, INC.

                                   /s/ Joseph J. Bouffard
Date:  February 11, 1997           ------------------------------
                                   Joseph J. Bouffard
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



                                   /s/ Timothy C. King
Date:  February 11, 1997           ------------------------------
                                   Timothy C. King
                                   Controller and Treasurer
                                   (Principal Financial and Accounting Officer)