Form 10QSB
period 1997-03-31
PATAPSCO BANCORP INC
filed 1997-05-15
CIK 1003961

               United States Securities and Exchange Commission
                           Washington, D. C.  20549


                                 FORM 10 - QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from               to
                                     -------------    -------------

Commission File Number:  0-28032


                            PATAPSCO BANCORP, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


             Maryland                                       52-1951797
  -------------------------------                       -------------------
  (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)



             1301 Merritt Boulevard, Dundalk, Maryland  21222-2194
             -----------------------------------------------------
                   (Address of Principal Executive Offices)


                                 (410)285-1010
              --------------------------------------------------
              Registrant's Telephone Number, Including Area Code


        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No
           ---     ---

        As of May 9, 1997, the issuer had 362,553 shares of Common Stock issued and outstanding.

        Traditional Small Business Disclosure Format (check one):

        Yes        No  X
            ---       ---

                                   CONTENTS
                                   --------

PART I.  FINANCIAL INFORMATION                                              PAGE
         ---------------------                                              ----

Item I. Financial Statements

        Consolidated Statements of Financial Condition at March 31,
        1997 and June 30, 1996 ...........................................     2

        Consolidated Statements of Operations for the Nine and Three Month
        Periods Ended March 31, 1997 and 1996 ............................     3

        Consolidated Statements of Cash Flows for the Nine Month
        Periods Ended March 31, 1997 and 1996 ............................   4-5

        Notes to Consolidated Financial Statements .......................   6-7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ............................................. 8-16


PART II. OTHER INFORMATION
         -----------------

Item 1. Legal Proceedings .................................................   17

Item 2. Changes in Securities .............................................   17

Item 3. Defaults Upon Senior Securities ...................................   17

Item 4. Submission of Matters to a Vote of Security Holders ...............   17

Item 5. Other Information .................................................   17

Item 6. Exhibits and Reports on Form 8-K...................................   17


Signatures.................................................................   18

                     PATAPSCO BANCORP, INC. AND SUBSIDIARY
                               DUNDALK, MARYLAND
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                             March 31,       June 30,
                                                               1997            1996
                                                           -----------    -----------
                  Assets
                  ------
Cash:
   On hand and due from banks                              $   174,978        400,286
   Interest bearing deposits in other banks                     52,052        229,290
Federal funds sold                                           6,672,170      6,794,889
Investment securities, at fair value                         1,950,736      4,423,767
Mortgage-backed securities, at fair value                    7,722,353     12,777,828
Loans receivable, net                                       60,902,913     52,031,297
Investment in securities required by law, at cost              622,050        490,500
Property and equipment, net                                  1,106,488      1,028,690
Deferred income taxes                                           43,000             --
Accrued interest, prepaid expenses and other assets            671,970        673,399
                                                           -----------    -----------
                   Total assets                            $79,918,710     78,849,946
                                                           ===========    ===========
       Liabilities and Stockholders' Equity
       ------------------------------------

Liabilities:
   Savings deposits                                        $65,497,890     64,156,888
   Advance payments by borrowers for taxes
        insurance and grounds rents                            976,810      1,189,735
   Accrued expenses and other liabilities                      808,428        605,180
   Deferred income taxes                                            --        597,000
                                                           -----------    -----------
                   Total liabilities                        67,283,128     66,548,803

Stockholders' equity:
   Common stock $0.01 par value: authorized 4,000,000
        shares: issued and outstanding 362,55                    3,626          3,626
   Additional paid-in capital                                6,754,240      6,754,240
   Contra equity - Employee stock ownership plan              (522,072)      (522,072)
   Contra equity - Management recognition plan                (423,724)            --
   Retained income, substantially restricted                 6,903,507      6,172,405
   Unrealized net holding losses on available-for-sale
        portfolios, net of taxes                               (79,995)      (107,056)
                                                           -----------    -----------
                   Total stockholders' equity               12,635,582     12,301,143
                                                           -----------    -----------
                   Total liabilities and
                     stockholders' equity                  $79,918,710     78,849,946
                                                           ===========    ===========

See accompanying notes to financial statements.

                     PATAPSCO BANCORP, INC. AND SUBSIDIARY
                               DUNDALK, MARYLAND
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   For Nine Months Ended      For Three Months Ended
                                                                         March 31,                   March 31,
                                                                    1997          1996          1997          1996
                                                                ------------  ------------  ------------  ------------
Interest income:
   Loans receivable                                             $  3,403,793     2,524,464     1,183,085       887,514
   Mortgage-backed securities                                        414,055       753,281       121,000       261,271
   Investment securities                                             154,413       517,262        36,311       127,556
   Federal funds sold and other interest-earning assets              357,806       131,557       126,215        48,954
                                                                ------------  ------------  ------------  ------------
         Total interest income                                     4,330,067     3,926,564     1,466,611     1,325,295
                                                                ------------  ------------  ------------  ------------
Interest expense:
   Savings deposits                                                2,019,077     2,166,606       657,605       728,569
   Advances from Federal Home Loan Bank of Atlanta                        --       179,584            --        26,223
                                                                ------------  ------------  ------------  ------------
         Total interest expense                                    2,019,077     2,346,190       657,605       754,792
                                                                ------------  ------------  ------------  ------------
         Net interest income                                       2,310,990     1,580,374       809,006       570,503
Provision for losses on loans                                        180,000        65,000        60,000         3,000
                                                                ------------  ------------  ------------  ------------
         Net interest income after provision
          for losses on loans                                      2,130,990     1,515,374       749,006       567,503
                                                                ------------  ------------  ------------  ------------
Noninterest income:
   Fees and service charges                                          152,125        77,468        45,771        25,569
   Net gain (loss) on sales of securities and loans                    1,844       (71,857)           --            --
   Other                                                              11,408         6,313         3,154         1,889
                                                                ------------  ------------  ------------  ------------
         Total noninterest income                                    165,377        11,924        48,925        27,458
                                                                ------------  ------------  ------------  ------------
Noninterest expenses:
   Compensation and employee benefits                              1,019,438       834,933       360,131       255,272
   Insurance premiums                                                497,378       144,345        18,028        47,989
   Professional fees                                                  87,746        92,110        26,171        34,057
   Equipment expense                                                  83,119        82,589        29,988        28,228
   Net occupancy costs                                                60,697        59,349        19,044        20,379
   Advertising                                                        32,419        28,622        11,607         7,953
   Data processing                                                    71,378        67,794        26,520        31,002
   Other                                                             230,278       197,395        78,880        60,007
                                                                ------------  ------------  ------------  ------------
         Total noninterest expense                                 2,082,453     1,507,137       570,369       484,887
                                                                ------------  ------------  ------------  ------------
         Income before provision (benefit)
          for income taxes                                           213,914        20,161       227,562       110,074
Provision (benefit) for income taxes                                (517,189)        7,400        87,885        42,511
                                                                ------------  ------------  ------------  ------------
         Net Income                                             $    731,103        12,761       139,677        67,563
                                                                ============  ============  ============  ============

         Net income per share                                   $       2.17        n/a             0.42       n/a
                                                                ============  ============  ============  ============

         Weighted average number of
          shares outstanding                                         336,449        n/a          336,449       n/a
                                                                ============  ============  ============  ============

See accompanying notes to financial statements.

                     PATAPSCO BANCORP, INC. AND SUBSIDIARY
                               DUNDALK, MARYLAND

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    Nine Months Ended March 31,
                                                                     1997                 1996
                                                                 ------------           ---------
Cash flows from operating activities:
   Net income                                                    $    731,103             12,761
   Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation                                                  89,384             82,079
         Provision for losses on loans                                180,000             65,000
         Amortization of premiums and discounts, net                   14,317            (50,517)
         Deferred loan origination fees, net of costs                  57,507             50,968
         (Gain) loss on sales of mortgage-backed
             securities and investment securities                      (1,844)            71,436
         Loss on sales of loans                                             --               421
         Loans originated for sale, net                                     --          (270,671)
         Proceeds from sale of mortgage loans
             originated for sale                                            --           270,250
         Decrease in deferred income taxes                            (640,000)          (73,091)
         Decrease in taxes recoverable                                      --               204
         Decrease (increase) in accrued interest on
             investments, prepaid expenses and other assets              1,594          (272,220)
         Increase in accrued expenses and other liabilities            203,083           211,482
                                                                  ------------        ----------
                   Net cash provided by operating activities           635,144            98,102
Cash flows from investing activities:
   Loan principal disbursements                                    (12,527,596)       (8,642,000)
   Loan principal repayments                                         6,020,945         4,263,474
   Purchase of loan participations                                    (390,500)         (676,263)
   Purchase of whole loans                                           2,227,155)         (443,823)
   Purchase of common stock for the Patapsco Bancorp, Inc.
       Management Recognition Plan Trust                              (423,724)               --
   Purchase of capital stock, required by law                         (131,550)               --
   Purchase of mortgage-backed securities available-for-sale                --        (2,895,020)
   Proceeds from maturing:
       Investment securities available-for-sale                      2,500,000         2,000,000
       Investment securities held-to-maturity                               --         2,000,000
   Purchase of property and equipment                                 (167,182)          (34,828)
   Sale of mortgage-backed securities available-for-sale             4,335,784         2,880,372

                                                                      continued

               Patapsco Bancorp, Inc. and Subsidiary
                        Dundalk, Maryland

               Consolidated Statements of Cash Flows
                        (unaudited)


                                                                         Nine Months Ended March 31,
                                                                        -----------------------------
                                                                             1997             1996
                                                                        -------------     -----------
Cash flows from investing activities (continued):
   Principal repayments on:
       Mortgage-backed securities available-for-sale                      $   722,492       1,248,318
       Mortgage-backed securities held-to-maturity                                 --       1,268,790
                                                                          -----------      ----------
         Net cash (used in) provided by investing activities               (2,288,486)        969,020

Cash flows from financing activities:
   Net increase in savings accounts                                         1,341,002       2,136,104
   Decrease in advance payments by borrowers
    for taxes, insurance and ground rents                                    (212,925)       (223,638)
   Subscriptions received for the purchase of
    common stock in Patapsco Bancorp, Inc.                                         --       4,430,406
   Decrease in advances from Federal Home Loan
    Bank of Atlanta                                                                --      (3,500,000)
                                                                          -----------      ----------
         Net cash provided by financing activities                          1,128,077       2,842,872
                                                                          -----------      ----------
   Net (decrease) increase in cash and cash equivalents                   $  (525,265)      3,909,994

   Cash and cash equivalents at beginning of period                         7,424,465       2,482,154
                                                                          -----------      ----------
   Cash and cash equivalents at end of period                             $ 6,899,200       6,392,148
                                                                          ===========      ==========

   Supplemental information:
      Interest paid on savings deposits and
       borrowed funds                                                     $ 2,018,159       2,345,935
      Income taxes paid                                                       151,900              --
      (Decrease) increase in unrealized holding losses on
       securities available-for-sale, net of income tax effect                (27,061)         70,023

See accompanying notes to financial statements.

                     PATAPSCO BANCORP, INC. AND SUBSIDIARY
                               DUNDALK, MARYLAND
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1: PATAPSCO BANCORP, INC.

Patapsco Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland in November, 1995 as the holding company of Patapsco Federal Savings and Loan Association ("Association") upon its conversion from mutual to stock form ("Stock Conversion") and of The Patapsco Bank (the "Bank") following the Association's conversion to a Maryland chartered commercial bank ("Bank Conversion"). On April 1, 1996, the Company completed its Stock Conversion and issued 362,553 shares of common stock, par value $.01 per share for gross proceeds of $7.3 million and net proceeds of $6.8 million. In connection with the Stock Conversion, the Company purchased all of the capital stock of the Association for $3.4 million or 50% of the net proceeds. All references to the Company prior to April 1, 1996, except where otherwise indicated are to the Association.

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


NOTE 2: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the nine and three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year.

NOTE 3: CASH AND CASH EQUIVALENTS

Cash equivalents include short-term investments which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.


NOTE 4: REGULATORY CAPITAL REQUIREMENTS

At March 31, 1997, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at March 31, 1997:

                                   Risk-based capital ratios
                                                   Total         Leverage
                                       Tier 1     Capital          Ratio
                                   ---------------------------------------
Actual                                 24.12%      24.93%          13.22%

Minimum                                 4.00%       8.00%           4.00%
--------------------------------------------------------------------------
Excess                                 20.12%      16.93%           9.22%
--------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND JUNE 30, 1996

   The Company's assets increased by $1.1 million or 1.4% to $79.9 million at March 31, 1997 from $78.8 million at June 30, 1996. During the nine months ended March 31, 1997, the Company continued to reconfigure its balance sheet by emphasizing the origination of loans and reducing its level of investments in investment securities and mortgage-backed securities. The Company's net loans receivable increased by $8.9 million or 17.1% to $60.9 million at March 31, 1997 from $52.0 million at June 30, 1996. The $8.9 million increase in net loans receivable was comprised of $4.1 million residential real estate loans, $1.9 million consumer loans, $1.7 million commercial loans and $1.2 million commercial real estate loans. The Company's investment securities decreased by $2.5 million or 56.8% to $1.9 million at March 31, 1997 from $4.4 million at June 30, 1996 due to the maturity of a security. The Company's mortgage-backed securities decreased by $5.1 million or 39.8 % to $7.7 million at March 31, 1997 from $12.8 million at June 30, 1996, as a result of the sale and principal repayment of $4.3 million and $723,000, respectively of mortgage-backed securities classified as available-for-sale. The intended use of the proceeds from the sale and principal repayment of mortgage-backed securities is to fund loan originations which are anticipated to have higher yields. Savings deposits increased by $1.3 million or 2.0% to $65.5 million at March 31, 1997 from $64.2 million at June 30, 1996. The increase in deposits was primarily the result of interest credited. The Company's stockholders' equity increased by $334,000 or 2.7% to $12.6 million at March 31, 1997 from $12.3 million at June 30, 1996. The increase in stockholders' equity was due primarily to the $731,000 in net income and a $27,000 decrease in the unrealized net holding losses on available-for-sale investment portfolios, net of taxes, partially off-set by the $424,000 purchase of 14,502 shares of Company common stock by the Company's Management Recognition Plan Trust.


COMPARISON OF OPERATING RESULTS FOR THE QUARTER AND NINE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

Net Income
----------

   The Company reported net income of $140,000 for the quarter ended March 31, 1997 as compared to $68,000 for the quarter ended March 31, 1996. The $72,000 increase in net income was primarily due to higher net interest income, offset slightly by increases in noninterest expenses and provision for loan losses. The Company's net income for the nine months ended March 31, 1997 was $731,000 as compared to $13,000 for the nine months ended March 31, 1996. Net income for the nine months ended March 31, 1997 was significantly affected by a $600,000 reduction in income tax expense and a $415,000 pretax deposit insurance premium expense. The $600,000 reduction in income tax expense was a partial reversal of the $740,000 tax bad debt reserve which was recorded in the fourth quarter of fiscal 1995, as a result of the

Company's decision to convert its charter from a federal savings and loan to a state chartered commercial bank. The $415,000 deposit insurance premium expense resulted from a one-time assessment by the Federal Government to recapitalize the Savings Association Insurance Fund ("SAIF"). Excluding these one-time charges, the Company would have generated net income of approximately $386,000 for the nine months ended March 31, 1997. The $373,000 increase in net income, after adjustments, was primarily attributable to higher net interest income partially offset by a higher provision for loan losses during the nine months ended March 31, 1997. Also, results for the nine months ended March 31, 1996 were adversely effected by losses from the sale of investment securities.

   Net income for the quarter and nine months ended March 31, 1997, as compared to the same periods ended March 31, 1996, also reflected the utilization of proceeds from the Company's stock conversion which was completed during the fourth quarter of fiscal 1996.


Interest Income
---------------

   Total interest income increased by $141,000 or 10.8% to $1.5 million for the quarter ended March 31, 1997 from $1.3 million for the quarter ended March 31, 1996. Total interest income increased by $404,000 or 10.4% to $4.3 million for the nine months ended March 31, 1997 from $3.9 million for the nine months ended March 31, 1996. The increase in the Company's total interest income for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 was due to an increase of $3.7 million in the average balance of interest-earning assets to $77.8 million from $74.1 million and an increase of 40 basis points in the average yield on interest-earning assets to 7.55% from 7.15%.

   The increase in the Company's total interest income for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996 was due to an increase of $2.6 million in the average balance of interest-earning assets to $77.3 million from $74.7 million and an increase of 45 basis points in the average yield on interest-earning assets to 7.46% from 7.01%. The increase in the average balance is due to the proceeds from the Company's stock conversion and the increase in the average yield is largely attributable to the Company's efforts to transform its balance sheet from investment securities and mortgage-backed securities to loans receivable.


Interest Expense
----------------

  Total interest expense decreased by $97,000 or 12.8% to $658,000 for the quarter ended March 31, 1997 from $755,000 for the quarter ended March 31, 1996. Total interest expense decreased by $327,000 or 14.2% to $2.0 million for the nine months ended March 31, 1997 from $2.3 million for the nine months ended March 31, 1996. The decrease in the Company's interest expense during the quarter and nine months ended March 31, 1997 as compared to the same periods ended March 31, 1996 were attributable to the repayment of $5.0 million of Federal Home Loan Bank of Atlanta advances and the decrease in the average interest rate paid on savings deposits. As a result, the average balance and average rate of interest-bearing liabilities decreased by $3.9 million and 33 basis points to $63.3 million and 4.16% during the quarter ended March 31, 1997 from $67.2 million and 4.49% during the same quarter in 1996, respectively. Comparing the nine months ended March 31, 1997 to the nine months ended March 31, 1996, the average balance and average rate of interest-bearing liabilities decreased by $4.9 million and 34 basis points to $63.0 million and 4.27% from $67.9 million and 4.61%, respectively.

Net Interest Income
-------------------

   The Company's net interest income increased by $238,000 or 41.7% to $809,000 for the quarter ended March 31, 1997 from $571,000 for the quarter ended March 31, 1996. The increase in net interest income was primarily due to an increase of 74 basis points in the interest rate spread (yield on average interest-earning assets less the rate paid on average interest-bearing liabilities) to 3.39% from 2.65% and an increase in the ratio of average interest-earning assets to average interest bearing liabilities to 122.9% from 110.3%.

   The Company's net interest income increased by $731,000 or 45.7% to $2.3 million for the nine months ended March 31, 1997 from $1.6 million for the nine months ended March 31, 1996. The Company's interest rate spread increased 79 basis points during the comparable nine months periods and the Company's yield on interest-earning assets increased 116 basis points to 3.98% for the nine months ended March 31, 1997 from 2.82% during the same nine months in 1996. The proceeds from the Company's stock conversion was a major influence in the increased interest rate spread and yield on interest-earning assets.

   During fiscal 1996, the Company began to implement a strategy to improve the net interest spread by expanding its lending products to include construction, consumer and commercial business loans. These loan products generally earn higher yields than conventional single-family residential loans but carry greater credit risk.

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

                                                                                 Three Months Ended March 31,
                                                               --------------------------------------------------------------
                                                                            1997                            1996
                                                               -----------------------------    -----------------------------
                                                                                    Average                          Average
                                                               Average              Yield/      Average              Yield/
                                                               Balance   Interest   Rate (1)    Balance   Interest   Rate (1)
                                                               -------   --------   --------    -------   --------   --------
                                                                                  (Dollars in thousands)
Interest-earning assets:
  Loans receivable (2)                                         $59,245     1,183       7.99%    $45,364       887       7.82%
  Investment securities                                          1,989        37       7.44%      8,717       128       5.87%
  Mortgage-backed securities                                     7,871       121       6.15%     16,523       261       6.32%
  Federal funds sold and other
   interest-earning assets                                       8,651       126       5.83%      3,533        49       5.55%
                                                               -------   --------   --------    -------   --------   --------
     Total interest earning assets                              77,756     1,467       7.55%     74,137      1,325      7.15%
                                                                         --------   --------              --------   --------
Noninterest-earning assets                                       1,688                            2,063
                                                               -------                          -------
     Total assets                                              $79,444                          $76,200
                                                               =======                          =======
Interest-bearing liabilities:
  Savings deposits (3)                                         $63,284       658       4.16%    $65,108        729      4.48%
  Borrowings                                                       --        --         --        2,093         26      4.97%
                                                               -------   --------   --------    -------   --------   --------
     Total interest-bearing liabilities                         63,284       658       4.16%     76,201        755      4.49%
                                                                         --------   --------              --------   --------
Noninterest-bearing liabilities                                  3,520                            2,972
                                                               -------                          -------
     Total liabilities                                          66,804                           70,173
Stockholders' equity                                            12,640                            6,027
                                                               -------                          -------
     Total liabilities and stockholders'                       $79,444                          $76,200
                                                               =======                          =======
Net interest income                                                         $809                              $570
                                                                         ========                         ========
Interest rate spread                                                                   3.39%                            2.65%
                                                                                    ========                         ========
Net yield on interest-earning assets                                                   4.16%                            3.08%
                                                                                    ========                         ========
Ratio of average interest-earning assets
 to average interest-bearing liabilities                                             122.87%                          110.32%
                                                                                    ========                         ========

--------------------------------------------------
(1)     Yields and rates are annualized.
(2)     Includes nonaccrual loans.
(3)     Includes interest-bearing escrow accounts.

                                                                     Nine Months Ended March 31,
                                                         ------------------------------------------------------
                                                                    1997                      1996
                                                         --------------------------   --------------------------
                                                                            Average                      Average
                                                         Average            Yield/    Average            Yield/
                                                         Balance  Interest  Rate(1)   Balance  Interest  Rate(1)
                                                                           (Dollars in thousands)
Interest-earning assets:
  Loans receivable (2)                                   $56,772     3,404    7.99%   $43,790    2,524      7.69%
  Investment securities                                    3,238       154    6.34%    12,121      517      5.69%
  Mortgage-backed securities                               8,966       414    6.16%    15,728      753      6.38%
  Federal funds sold and other
   interest-earning assets                                 8,372       358    5.70%     3,057      132      5.76%
                                                         -------     -----  ------    -------   ------    ------
        Total interest earning assets                     77,348     4,330    7.46%    74,696    3,926      7.01%
Noninterest-earning assets                                 1,717                        1,785
                                                         -------                      -------
        Total assets                                     $79,065                      $76,481
                                                         =======                      =======
Interest-bearing liabilities:
  Savings deposits (3)                                   $63,042     2,019    4.27%   $63,747    2,167      4.53%
  Borrowings                                                  --        --      --      4,133      179      5.77%
                                                         -------    ------  ------    -------   ------    ------
        Total interest-bearing liabilities                63,042     2,019    4.27%    67,880    2,346      4.61%
                                                                    ------  ------
Noninterest-bearing liabilities                            3,425                       2,537
                                                         -------                     -------
        Total liabilities                                 66,467                      70,417
Stockholders' equity                                      12,598                       6,064
                                                         -------                     -------
        Total liabilities and stockholders' equity       $79,065                     $76,481
                                                         =======                     =======
Net interest income                                                 $2,311                      $1,580
                                                                    ======                      ======
Interest rate spread                                                          3.19%                         2.40%
                                                                            ======                        ======
Net yield on interest-earning assets                                          3.98%                         2.82%
                                                                            ======                        ======
Ratio of average interest-bearing liabilities
 to average interest-bearing liabilities                                    122.69%                       110.04%


-------------
(1) Yields and rates are annualized.
(2) Includes nonaccrual loans.
(3) Includes interest-bearing escrow accounts.

Provision For Loan Losses
-------------------------

   Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses, based on prior loss experience, volume and type of collateral by the Company, industry standards and past due loans in the Company's loan portfolio. The Company's management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The Company increased its provision for loan losses to $60,000 and $180,000 for the quarter and nine month periods ended March 31, 1997, respectively from $3,000 and $65,000 for the quarter and nine month periods ended March 31, 1996, respectively. The increased provisions for loan losses for the quarter and nine months ended March 31, 1997 were due to the Company's higher levels of consumer and commercial loans, which generally entail a greater risk than single-family residential loans. The Company's nonperforming loans as a percentage of loans receivable was 0.63% and 0.46% at March 31, 1997 and June 30, 1996, respectively. All of the nonperforming loans consisted of single-family residential mortgage loans. The Company has increased its allowance for loan losses as a percentage of total loans outstanding, net of unearned origination fees to 0.56% at March 31, 1997 from 0.42% at June 30, 1996.


Noninterest Income
------------------

   The Company's noninterest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities and loans. Total noninterest income increased by $22,000 to $49,000 for the quarter ended March 31, 1997 from $27,000 for the quarter ended March 31, 1996. Total noninterest income increased by $153,000 to $165,000 for the nine months ended March 31, 1997 from $12,000 for the nine months ended March 31, 1996. The increases in noninterest income were primarily due to increases in fees and service charges of $20,000 and $75,000 during the quarter and nine months ended March 31, 1997, respectively as compared to the same periods ended March 31, 1996, and a $72,000 loss from the sale of investment securities during the nine months ended March 31, 1996. The increases in fees and service charges were primarily related to commercial checking accounts.


Noninterest Expenses
--------------------

   Total noninterest expenses increased by $85,000 or 17.5% to $570,000 for the quarter ended March 31, 1997 from $485,000 for the quarter ended March 31, 1996. The increase in noninterest expenses was primarily due to an increase in compensation and employee benefits expense offset slightly by a decrease in insurance premiums. Compensation and employee benefits expense increased by $105,000 or 41.2% to $360,000 for the quarter ended March 31, 1997 from $255,000 for the quarter ended March 31, 1996. The increase was largely attributable to expenses related to the Company's Employee Stock Ownership Plan ("ESOP"), incentive compensation plan and Management Recognition Plan ("MRP"). Insurance premiums decreased $30,000 or 62.5% to $18,000 for the quarter ended March 31, 1997 from $48,000 for the same quarter in 1996 as a result of lower FDIC deposit insurance premiums previously discussed.

   Total noninterest expenses increased by $575,000 or 38.3% to $2.1 million for the nine months ended March 31, 1997 from $1.5 million for the nine months ended March 31, 1996. As discussed earlier, the Company incurred a $415,000 one-time deposit insurance premium expense during the nine months ended March 31, 1997 and a $74,000 one-time charge relating to the adoption of a directors retirement plan during the nine months ended March 31, 1996. Excluding those one-time adjustments, the Company's noninterest expense would have increased by $234,000 or 16.7% to $1.7 million for the nine months ended March 31, 1997 from $1.4 million for the nine months ended March 31, 1996. The increase in noninterest expense is primarily related to a $185,000 or 22.1% increase in compensation and employee benefits expense during the nine months ended March 31, 1997 as compared to the same period in 1996. The increase in compensation and employee benefits expense is primarily due to expenses related to the Company's ESOP, incentive compensation plan, MRP, normal salary increases and those salaries associated with the hiring of additional lending personnel.


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

   The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 1997, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $6.9 million.

   The Company anticipates that it will have sufficient funds available to meet its current loan origination, unused lines-of-credit and undisbursed construction loans-in-process commitments of approximately $3.5 million, $580,000 and $422,000, respectively. Certificates of deposit which are scheduled to mature in less than one year at March 31, 1997 totaled $26.4 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

   The Company's primary uses of cash in investing activities during the nine months ended March 31, 1997, were the origination and purchase of $12.5 million and $2.6 million of loans, respectively. The Company's primary sources of cash from investing activities during the nine months ended March 31, 1997 were the sale of $4.3 million of mortgage-backed securities and the principal repayment of $6.0 million, $2.5 million and $722,000 of loans, investment securities and mortgage-backed securities, respectively.

   The Company's primary use of cash in financing activities during the nine months ended March 31, 1997 consisted of $213,000 in net disbursements of advance payments by borrowers for property taxes, insurance and ground rents. The Company's primary sources of cash provided by financing activities during the nine months ended March 31, 1997 consisted primarily of a $1.3 million net increase in savings deposits.

   As discussed in Note 4 - Regulatory Capital Requirements, the Bank exceeded all regulatory minimum capital requirements.

Impact of New Accounting Standards
----------------------------------

   In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125). SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement requires, among other things, that the Company record at fair value, assets and liabilities resulting from a transfer of assets. The Company adopted the provisions of SFAS 125 as of January 1, 1997, and the adoption of SFAS 125 did not have a material effect on the Company's financial condition or results of operation.

   In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 is effective for periods ending after December 15, 1997. Management does not believe the adoption of this statement will have a material effect on the Company's financial condition or results of operation.

PART II.        OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS
                None.

ITEM 2.         CHANGES IN SECURITIES
                None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
                None

ITEM 5.         OTHER INFORMATION
                None

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a) The following exhibit is filed as part of this Form 10-QSB:

                        Exhibit 27  -  Financial Data Schedule

                               SIGNATURES


   In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PATAPSCO BANCORP, INC.


Date:  May 9, 1997                  /s/ Joseph J. Bouffard
                                    --------------------------------------
                                    Joseph J. Bouffard
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  May 9, 1997                  /s/ Timothy C. King
                                    -------------------------------------
                                    Timothy C. King
                                    Controller and Treasurer
                                    (Principal Financial and Accounting Officer)