Form 10KSB
period 1997-06-30
PATAPSCO BANCORP INC
filed 1997-09-29
CIK 1003961

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended June 30, 1997

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from                to
                               ---------------  ------------

                          Commission File No. 0-28032

                            PATAPSCO BANCORP, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)

         Maryland                                     52-1951797
----------------------------                       -------------------
(State or other jurisdiction                        (I.R.S. employer
of incorporation or organization)                  identification no.)


1301 Merritt Boulevard, Dundalk, Maryland              21222-2194
--------------------------------------------          ------------
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (410) 285-1010

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

For the fiscal year ended June 30, 1997, the registrant had $6,115,150 in revenues.

As of September 22, 1997, the aggregate market value of voting stock held by non-affiliates was approximately $7,476,921, computed by reference to the most recent sales price on September 15, 1997 as reported on the National Quotation Bureau Pink Sheets. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 22, 1997:  362,553.

                     DOCUMENTS INCORPORATED BY REFERENCE

       The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

       1. Portions of the registrant's Annual Report to Stockholders for the Fiscal Year ended June 30, 1997. (Parts II and III)

       2. Portions of Proxy Statement for registrant's 1997 Annual Meeting of Stockholders. (Part III)

                                    PART I

Item 1.  Description of Business
--------------------------------

General

    Patapsco Bancorp, Inc. Patapsco Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland in November 1995. On April 1, 1996, Patapsco Federal Savings and Loan Association (the "Association"), the predecessor of The Patapsco Bank (the "Bank"), converted from mutual to stock form (the "Stock Conversion") and reorganized into the holding company form of ownership as a wholly owned subsidiary of the Company (the "Conversion"). As a result of the Stock Conversion, the Company issued and sold 362,553 shares of its common stock at a price of $20.00 per share to the Bank's depositors, the Company's employee stock ownership plan and the public, thereby recognizing net proceeds of $6.7 million.

    The Company has no significant assets other than its investment in the Bank. The Company is primarily engaged in the business of directing, planning and coordinating the business activities of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Initially, the Company will not maintain offices separate from those of the Bank or employ any persons other than its officers who will not be separately compensated for such service.

    The Company's and the Bank's executive offices are located at 1301 Merritt Boulevard, Dundalk, Maryland 21222-2194, and its main telephone number is (410) 285-1010.

    The Patapsco Bank. The Bank is a Maryland commercial bank operating through a single office located in Dundalk, Maryland and serving eastern Baltimore County. The Bank was originally chartered by the State of Maryland in 1910 under the name Patapsco Building and Loan Association. The Bank adopted a federal charter and received federal insurance of its deposit accounts in 1957, at which time it adopted the name of Patapsco Federal Savings and Loan Association. The Association converted to a commercial bank (the "Bank Conversion") on September 30, 1996, at which time it changed its name to The Patapsco Bank.

    The principal business of the Bank historically has consisted of attracting deposits from the general public and investing these deposits in loans secured by first mortgages on one- to four-family ("single-family") residences in the Bank's market area. The Bank derived its income principally from interest earned on loans and, to a lesser extent, interest earned on mortgage-backed securities and investment securities and noninterest income. Funds for these activities were provided principally by operating revenues, deposits and repayments of outstanding loans and investment securities and mortgage-backed securities.

    The Bank's Board of Directors anticipates minimal growth in residential loan demand within the Bank's market area. In addition, the Board of Directors believes that as a result of recent consolidations of financial institutions, the Bank's market area is not adequately served by the existing financial institutions and there will be increasing local demand for commercial real estate, commercial business and consumer loans. As a result, the Board of Directors has refocused the Bank's strategy. Pursuant to this new strategy, while continuing to pursue its existing business of originating single-family residential mortgage loans, the Bank is seeking to take advantage of the business opportunities identified by the Board of Directors by gradually expanding into commercial real estate, commercial business and consumer lending. In furtherance of this strategy, in June 1995, the Bank began financing home improvement loans and had $4.6 million of such loans, or 6.9% of total loans outstanding at June 30, 1997. In addition, the Board of Directors and management have implemented other new lending programs such as small business loans, residential and non-residential construction loans, home equity and other consumer loans. At June 30, 1997, the Bank had $3.4 million, $2.0 million, $420,000 and $198,000 in small business loans, construction loans, home equity loans and other consumer loans, respectively.

Market Area

    The Bank's market area for gathering deposits consists of eastern Baltimore County, Maryland, while the Bank makes loans to customers throughout the Baltimore Metropolitan area. The economy of the Bank's market area has historically been based on industries such as steel, shipyards and automobile assembly. Major employers in the area include Bethlehem Steel and General Motors. In recent years, the local economy has weakened as a result of layoffs and plant closings by local employers. The economy in the Bank's market area continues to remain weak and is dependent, to some extent, on a small number of major industrial employers. Recently, however, a significant portion of eastern Baltimore County has been designated as an "Enterprise Zone." As a result, employers relocating to this area are entitled to significant tax and other economic incentives.

Lending Activities

    General. The Company's gross loan portfolio totaled $66.9 million at June 30, 1997, representing 80.0% of total assets at that date. It is the Company's policy to concentrate its lending within its market area. At June 30, 1997, $52.9 million, or 79.1% of the Company's gross loan portfolio, consisted of residential mortgage loans. Other loans secured by real estate include construction and commercial real estate loans, which amounted to $4.6 million, or 6.9% of the Company's gross loan portfolio at June 30, 1997. In addition, the Company originates consumer and other loans, including home improvement loans and loans secured by deposits. The Company's commercial loan portfolio, which consists of small business loans and commercial leases, totaled $3.8 million, or 5.6% of the Company's gross loan portfolio. At June 30, 1997, consumer and other loans totaled $5.6 million, or 8.4% of the Company's gross loan portfolio.

    Originations, Purchases and Sales of Loans. The Company generally has authority to originate and purchase loans secured by real estate located throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, the Company concentrates its lending activities in its market area with limited home improvement loan origination in the Northern Virginia market from established Maryland and Virginia sources.

    The Company's loan originations are derived from a number of sources, including referrals by realtors, depositors and borrowers and advertising, as well as walk-in customers. The Company's solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Company's loan personnel. All of the Company's loan personnel are salaried, and the Company does not compensate loan personnel on a commission basis for loans originated. With the exception of applications for home improvement loans, which loans may be originated on an indirect basis through a limited number of approved building contractors, loan applications are accepted at the Company's offices. In addition, the Company has one salaried loan originator who may travel to meet prospective borrowers and take applications. In all cases, the Company has final approval of the application.

    In recent years, the Company has purchased whole loans and loan participation interests. During the years ended June 30, 1997 and 1996, the Company purchased whole loans and loan participation interests totalling $4.5 million and $1.1 million, respectively, from local financial institutions and local mortgage brokers. In 1996, the Company purchased a $550,000 participant interest in a commercial construction/permanent loan and a $500,000 participant interest in a residential construction loan from other local financial institutions. In the future, management intends to consider limited purchases of whole loans or participation interests in loans secured by single-family, multi-family or commercial real estate.

    Since 1995, the Company generally has sold new originations of 30-year fixed-rate residential mortgage loans. During the year ended June 30, 1997, no such loans were originated and sold. During the year ended June 30, 1996, the Company sold $270,000 of such loans. Such loans are sold in the secondary market to the Federal National Mortgage Association ("FNMA") or to local financial institutions. The Company may retain servicing on such loans.

During 1997, the Company sold loan participation interests in construction and commercial real estate loans where the balance of the loan is larger than desired for retention in the Company's loan portfolio.

    Loan Underwriting Policies. The Company's lending activities are subject to the Company's non-discriminatory underwriting standards and to loan origination procedures prescribed by the Company's Board of Directors and management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. First mortgage loans in amounts of up to $207,000, $500,000 and $750,000 may be approved by the Vice President - Real Estate Landing, the Officers Loan Committee (consisting of three officers of the Bank) and the Directors Loan Committee (consisting of any two non-employee directors), respectively. Certain officers and committees have been granted authority by the Board of Directors to approve commercial business loans in varying amounts depending upon whether the loan is secured or unsecured and, with respect to secured loans, whether the collateral is liquid or illiquid. Individual officers and certain committees of the Company have been granted authority by the Board of Directors to approve consumer loans up to varying specified dollar amounts, depending upon the type of loan.

    Applications for single-family real estate loans are underwritten and closed in accordance with the standards of Federal Home Loan Mortgage Corporation ("FHLMC") and FNMA. Generally, upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is undertaken, pursuant to the Company's Appraisal Policy, by an appraiser approved by the Company and licensed by the State of Maryland. In the case of single-family residential mortgage loans, except when the Company becomes aware of a particular risk of environmental contamination, the Company generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

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

    With respect to single-family residential mortgage loans, the Company makes a loan commitment of between 30 and 60 days for each loan approved. If the borrower desires a longer commitment, the commitment may be extended for good cause and upon written approval. No fees are charged in connection with the issuance of a commitment letter; however, extension fees are usually charged. The interest rate is guaranteed for the commitment term.

    It is the policy of the Company that appraisals be obtained in connection with all loans for the purchase of real estate or to refinance real estate loans where the existing mortgage is held by a party other than the Company. It is the Company's policy that all appraisals be performed by appraisers approved by the Company's Board of Directors and licensed by the State of Maryland.

    Under applicable law, with certain limited exceptions, loans and extensions of credit by a commercial bank to a person outstanding, including commitments, at one time shall not exceed 15% of the bank's unimpaired capital and surplus. Under these limits, the Company's loans to one borrower were limited to $1.3 million at June 30, 1997. At that date, the Company had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 1997, the Company's largest lending relationship was a $1.3 million commercial loan secured by commercial real estate, which includes a 55% guarantee by the United States Small Business Administration, which was current and performing in accordance with its terms at June 30, 1997.

    Interest rates charged by the Company on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

    Residential Real Estate Lending. The Company historically has been and continues to be an originator of residential real estate loans in its market area. Residential real estate loans consist of both single-family and multi-family residential real estate loans. At June 30, 1997, residential mortgage loans, excluding home improvement loans, totaled $52.9 million, or 79.1% of the Company's gross loan portfolio. Of such loans, $5.6 million were secured by nonowner-occupied investment properties.

    The Company originates fixed-rate mortgage loans at competitive interest rates. At June 30, 1997, $25.7 million, or 48.6% of the Company's residential real estate loan portfolio was comprised of fixed-rate mortgage loans. Generally, the Company retains fixed-rate mortgages with maturities of 15 years or less and fixed-rate loans with longer maturities are typically sold in the secondary market in accordance with the Company's Asset Liability/Management Policy. It is currently the Company's policy to sell all 30-year fixed-rate loans it originates.

    The Company also offers adjustable-rate residential mortgage loans. Single-family residential mortgage loans secured by nonowner-occupied properties are made solely on an adjustable-rate basis and carry interest rates generally 0.75% above the rates charged on comparable loans secured by owner-occupied properties. As of June 30, 1997, 51.4% of residential real estate loans in the Company's loan portfolio carried adjustable rates. After the initial term, the rate adjustments on the Company's adjustable-rate loans are indexed to one of six recognized indices. The index most frequently used in recent years is a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board, though the National Monthly Median Cost of Funds Index for OTS-Regulated SAIF-Insured Institutions also has been frequently utilized. The interest rates on these mortgages are adjusted either once a year, every three years or every five years and, in the case of owner-occupied residential mortgage loans, subject to a maximum adjustment of 2% per adjustment period and a maximum aggregate adjustment of 6% over the life of the loan.

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

    The Company's multi-family residential loan portfolio generally consists primarily of loans secured by small apartment buildings. Such loans generally range in size from $100,000 to $500,000. At June 30, 1997, the Company had $520,000 of multi-family residential real estate loans, which amounted to 0.8% of the Company's gross loan portfolio at such date. Multi-family real estate loans either are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a three or five year note maturity, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its multi-family real estate lending to borrowers within its market area or with which it has had prior experience. The Company intends to expand multi-family residential real estate lending.

    Multi-family residential real estate lending entails additional risks as compared with single-family residential property lending. Multi-family residential real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Company generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Company. It has been the Company's policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate loans are made.

    Construction Lending. The Bank also offers residential and commercial construction loans and land acquisition and development loans. Residential construction loans are offered to individuals who are having their primary or secondary residence built as well as to local builders to construct single-family dwellings. Generally, loans to owner/occupants for the construction of residential properties are originated in conjunction with the permanent mortgage on the property. The term of the construction loans is normally from six to eighteen months and have a variable interest rate which is normally up to 2% above the prime interest rate. Upon completion of construction, the permanent loan rate will be set at the interest rate offered by the Bank on that loan product not sooner than sixty days prior to completion. Interest rates on residential loans to builders are set at the prime interest rate plus a margin of 0.5% to 2.0% as may be adjusted from time to time. Interest rates on commercial construction loans and land acquisition and development loans are based on the prime rate plus a negotiated margin of between 0.5% and 2.0% and adjust from time to time, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completed basis. At June 30, 1997, $2.0 million, or 3.0%, of the Company's gross loan portfolio consisted of construction loans.

    Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of the feasibility of the proposed project. The Bank also reviews and inspects each project at the commencement of construction and prior to payment of draw requests during the term of the construction loan. The Bank generally charges a construction fee between 1% and 2%.

    Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate and the borrower is unable to meet the Bank's requirements of putting up additional funds to cover extra costs or change orders, then the Bank will demand that the loan be paid off and, if necessary, institute foreclosure proceedings, or refinance the loan. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Bank's permanent mortgage loan financing for the subject property) in the Bank's market area. On loans to builders, the Bank works only with selected builders with whom it has experience and carefully monitors the creditworthiness of the builders.

    Commercial Real Estate Lending. The Company's commercial real estate loan portfolio consists of loans to finance the acquisition of small office buildings, shopping centers and commercial and industrial buildings. Such loans generally range in size from $100,000 to $900,000. At June 30, 1997, the Company had $2.6 million of commercial real estate loans, which amounted to 3.9% of the Company's gross loan portfolio at such date. Commercial real estate loans either are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a maturity generally of three to five years, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its commercial real estate lending to borrowers within its market area or with which it has had prior experience. The Company intends to significantly expand commercial real estate lending.

    Commercial real estate lending entails additional risks as compared with single-family residential property lending. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Company generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Company. It has been the Company's policy to obtain annual financial statements of the business of the borrower or the project for which commercial real estate loans are made. In addition, in the case of commercial mortgage loans made to a partnership or a corporation, the Company seeks, whenever possible, to obtain personal guarantees and annual financial statements of the principals of the partnership or corporation.

    Consumer Lending. The consumer loans currently in the Company's loan portfolio consist of home improvement loans, loans secured by savings deposits and overdraft protection for checking accounts. At June 30, 1997, consumer and other loans totaled $5.6 million, or 8.4% of the Company's gross loan portfolio.

    In July 1995, the Company instituted a home improvement loan program. Such loans are made to finance a variety of other home improvement projects, such as replacement windows, siding and room additions. The Company's policy is to originate home improvement loans throughout Maryland, except for the western portion of the state, and northern Virginia. While the Company originates some home improvement loans on a direct basis, most of the home improvement loans in the Company's portfolio are originated on an indirect basis through the Company's relationships with selected independent contractors. The Company's underwriting policies apply to all home improvement loans whether or not directly originated by the Company. Home improvement loans generally have terms ranging from three to 15 years and have fixed interest rates. Home improvement loans are made on both secured and unsecured bases. However, the majority of home improvement loans with a principal loan amount over $10,000 or which have a term longer than 84 months are made on a secured basis with loan-to-value ratios up to 80% or 90%, depending on the type of project financed. At June 30, 1997, home improvement loans amounted to $4.6 million, or 6.9% of the Company's gross loan portfolio, with $1.7 million of such loans being secured by real estate.

    The Company makes savings account loans for up to 90% of the depositor's savings account balance. The interest rates normally range from 2.0% to 2.5% above the rate paid on a passbook savings account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a monthly basis. At June 30, 1997, loans on deposit accounts totaled $364,000, or 0.6% of the Company's gross loan portfolio.

    Consumer lending affords the Company the opportunity to earn yields higher than those obtainable with other types of lending. However, consumer loans entail greater risk than do other loans, particularly in the case of loans which are unsecured or secured by rapidly depreciable assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy.

    Commercial Lending. The Bank's commercial loans consist of commercial business loans and commercial leases, which may not be secured by real estate. For a discussion of the Bank's commercial real estate lending see "--Commercial Real Estate Lending."

    During fiscal 1995, the Company began offering loans to finance the lease of equipment by small businesses. The Company initiated this program as a result of its relationship with a Maryland equipment leasing company and such loans were made with full recourse to the leasing company. However, the Company currently originates such loans on a nonrecourse basis. In extending a commercial lease loan, the Company reviews the borrower's financial statements, credit reports, tax returns and other documentation. Generally, commercial lease loans are made in amounts ranging between $3,000 and $35,000 with terms of up to five years and carry fixed interest rates. At June 30, 1997, commercial lease loans totaled $388,000, or 0.6% of the Company's gross loan portfolio.

    During fiscal 1996 the Company began a commercial lending program. At June 30, 1997 the Company's commercial loans totaled $3.4 million or 5.1% of the Company's gross loan portfolio. This commercial lending program employs many of the alternative financing and guarantee programs available through the U.S. Small Business Administration and other state and local economic development agencies.

    The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank's commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used commercial business assets and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate lien, although commercial business loans are sometimes granted on an unsecured basis. Such loans generally are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with loans to finance working capital made for one year or less, with interest rates that adjust at least annually with the prime rate as stated in The Wall Street Journal plus a
                                                -----------------------
margin of up to 4%. Generally, commercial business loans are made in amounts ranging between $10,000 and $1.3 million.

    The Bank underwrites its commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of underlying collateral value, and the Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least two years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. For loans with maturities exceeding one year, the Bank requires that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

    The Bank's commercial business loans may be structured as term loans or as lines of credit. Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of 12 months and are reviewed at that time to determine if extension is warranted. The Bank also offers both commercial and standby letters of credit for its commercial borrowers. Commercial letters of credit are written for a maximum term of one year. The terms of standby letters of credit generally do not exceed one year.

    Commercial business loans are often larger and may involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks through its underwriting guidelines, which require that the loan be supported by adequate cash flow of the borrower, profitability of the business, collateral and personal guarantees of the individuals in the business. In addition, the Bank limits this type of lending to its market area and to borrowers with which it has prior experience or who are otherwise well known to the Bank.

    Loan Fees and Servicing. The Company receives fees in connection with late payments and for miscellaneous services related to its loans. The Company also charges fees in connection with loan originations typically up to 3 points (one point being equal to 1% of the loan amount) on real estate loan originations. The Company generally does not service loans for others, except for 30 year fixed-rate residential mortgage loans originated and sold by the Company with servicing retained, and earns minimal income from this activity. The Company has sold participating interests on residential and commercial real estate loans to other local financial institutions. At June 30, 1997 the Company was servicing loans for others totaling approximately $1.5 million.

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

    Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management's judgment there is no doubt as to full collectibility of principal and interest. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 90 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 4 of Notes to Consolidated Financial Statements.

    Real estate acquired by the Company as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. Any required write-down of the loan to its fair value upon foreclosure is charged against the allowance for loan losses. See Notes 1 and 4 of Notes to Consolidated Financial Statements.

    The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                             At June 30,
                                                     --------------------------
                                                        1997            1996
                                                     ----------       ---------
                                                            (In thousands)
Loans accounted for on a non-accrual basis: (1)
    Real estate:
       Residential . . . . . . . . . . . . .         $     123        $    240
       Commercial. . . . . . . . . . . . . .                --              --
       Construction. . . . . . . . . . . . .                --              --
    Consumer . . . . . . . . . . . . . . . .                --              --
    Commercial . . . . . . . . . . . . . . .                --              --
                                                     ----------       ---------
       Total . . . . . . . . . . . . . . . .         $     123        $    240
                                                     ==========       =========

Accruing loans which are contractually past due
   90 days or more . . . . . . . . . . . . .         $      --        $     --
                                                     ----------       ---------
       Total . . . . . . . . . . . . . . . .         $      --        $     --
                                                     ==========       =========

       Total nonperforming loans . . . . . .         $     123        $    240
                                                     ==========       =========

Percentage of total loans. . . . . . . . . .              0.19%           0.46%
                                                     ==========       =========

Other non-performing assets (2). . . . . . .         $      31        $     31
                                                     ==========       =========

Loans modified in troubled debt
  restructurings . . . . . . . . . . . . . .         $      --        $     --
                                                     ==========       =========

----------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment collectibility of the loan.

(2) Other nonperforming assets represents property acquired by the Company through foreclosure or repossession. This property is carried at the lower of its fair market value less estimated selling costs or the principal balance of the related loan, whichever is lower.

    During the year ended June 30, 1997, gross interest income of $5,500 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during that period amounted to $7,000.

    At June 30, 1997, nonaccrual loans consisted of three mortgage loans secured by single-family residential real estate properties aggregating $123,000. In addition, the Company had no loans not classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

    At June 30, 1997, the Company had $31,000 in real estate owned, which consisted of one parcel of undeveloped, industrially zoned land located in the Dundalk area of Baltimore County, Maryland.

    Regulations require banks to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Examiners may disagree with a bank's classifications. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At June 30, 1997, the Company had $826,000 in classified assets, consisting of $655,000 in assets classified as special mention, $140,000 in assets classified as substandard, and no assets classified as doubtful or loss. Special mention assets consisted of six single-family residential mortgage loans totalling $578,000 and 11 unsecured home improvement loans with an aggregate unpaid principal balance of $77,000. The substandard assets consisted of three single-family residential mortgage loans aggregating $123,000, four home improvement loans totaling $17,000 and $31,000 in real estate owned.

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

    The Company's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Company's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established on a quarterly basis based on an assessment of risk in the Company's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Additional provisions for losses on loans are made in order to bring the allowance to a level deemed adequate. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession, the Company would transfer the property to real estate acquired in settlement of loans initially at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded. Management anticipates that the Company's provisions for loan losses will increase in the future as it implements the Board of Directors' strategy of continuing existing lines of business while gradually expanding commercial real estate, commercial business and consumer lending, which loans generally entail greater risks than single-family residential mortgage loans.

    Banking regulatory agencies have adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

    The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                        Year Ended June 30,
                                                     ---------------------------
                                                        1997            1996
                                                     ----------       ----------
                                                      (Dollars in thousands)
Balance at beginning of period . . . . . . .         $     219        $    159
Loans charged off:
   Residential real estate mortgage. . . . .                 1              --
   Consumer. . . . . . . . . . . . . . . . .                68               8
                                                     ----------       ----------
      Total charge-offs. . . . . . . . . . .                69               8
Recoveries:
   Single-family residential mortgage. . . .                 2              --
   Consumer. . . . . . . . . . . . . . . . .                 5              --
                                                     ----------       ----------
      Total recoveries . . . . . . . . . . .                 7              --
                                                     ----------       ----------
Net loans charged off. . . . . . . . . . . .                62               8
Provision for loan losses. . . . . . . . . .               240              68
                                                     ----------       ----------
Balance at end of period . . . . . . . . . .         $     397        $    219
                                                     ==========       ==========

Ratio of net charge-offs to average
   loans outstanding during the period . . .              0.11%            .02%
                                                     ==========       ==========

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                           At June 30,
                                                 --------------------------------------------------------------
                                                              1997                               1996
                                                 -----------------------------    -----------------------------
                                                              Percent of Loans                 Percent of Loans
                                                              in Each Category                 in Each Category
                                                  Amount      to Total Loans      Amount       to Total Loans
                                                  ------      ----------------    ------       ----------------
                                                                     (Dollars in thousands)
Real estate mortgage:
   Residential . . . . . . . . . . . .            $  111        79.09%            $   101         90.06%
   Commercial. . . . . . . . . . . . .                29         3.90                  12          2.05
   Construction. . . . . . . . . . . .                20         2.99                  --            --
Consumer and other . . . . . . . . . .                89         8.36                  24          5.61
Commercial . . . . . . . . . . . . . .                38         5.66                  20          2.28
Unallocated. . . . . . . . . . . . . .               110           --                  62            --
                                                  ------       ------             -------        ------
     Total allowance for loan losses .            $  397       100.00%            $   219        100.00%
                                                  ======       ======             =======        ======

Investment Activities

    General. The Company makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The investment activities of the Company consist primarily of investments in mortgage-backed securities and other investment securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Company's investment policy. The Company performs analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Under the Company's current investment policy, securities purchases must be approved by the Company's Asset/Liability Management Committee. The Company's Asset/Liability Management Committee has limited authority to sell investment securities and purchase comparable investment securities with similar characteristics. The Board of Directors reviews all securities transactions on a monthly basis.

    The effect of initial adoption of SFAS No. 115 was to decrease Stockholders' Equity as of July 1, 1994 by approximately $30,800. In December 1995, the Company utilized a one-time opportunity to change the classification of securities and, as a result, designated its entire held-to-maturity portfolio with an amortized cost of $21.3 million and an unrealized net loss of $73,000 as available-for-sale. Pursuant to SFAS No. 115, investment securities classified as held-to-maturity are recorded at amortized cost and those classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At June 30, 1997, the Company's entire portfolio of investment securities was classified as available for sale and had an aggregate carrying value of $9.7 million and an unrealized net loss after tax of $24,000. As a result, management of the Company currently does not anticipate that the presence of unrealized losses in the Company's portfolio of investment securities and mortgage-backed securities is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity. Securities designated as "held to maturity" are those assets which the Company has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Company's intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Company sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available-for-sale. Securities designated as "available-for-sale" are those assets which the Company may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings.

    Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Company. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and Government National Mortgage Bank ("GNMA") which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collaterize borrowings or other obligations of the Company.

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

    At June 30, 1997, mortgage-backed securities with a carrying value of $7.7 million were held as available for sale. At June 30, 1997, the Company's mortgage-backed securities had a weighted average yield of 6.36%.

    At June 30, 1997, the Company had within its mortgage-backed securities portfolio CMOs with a carrying value of $5.5 million, representing 6.6% of total assets. The Company's CMOs had a weighted average yield of 6.20% at June 30, 1997.

Deposit Activity and Other Sources of Funds

    General. Deposits are the primary source of the Company's funds for lending, investment activities and general operational purposes. In addition to deposits, the Company derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrow from the FHLB of Atlanta.

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

    Borrowings. Savings deposits historically have been the primary source of funds for the Company's lending, investments and general operating activities. The Company is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Company is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Company has a Blanket Agreement for advances with the FHLB under which the Company may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Company's stock in the FHLB of Atlanta and other eligible assets. At June 30, 1997, the Company had a credit agreement with a commercial bank, due July 15, 1997. The note bears interest at a floating and fluctuating rate equal to two percent per annum in excess of the daily London Interbank Offered Rate (7.6875% at June 30, 1997). The note was secured by assets of the Company and was repaid on July 1, 1997. During 1997, the Company had no borrowings other than the credit agreement.

    The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

                                                            At June 30,
                                                  ------------------------------
                                                     1997                1996
                                                  ----------          ----------
                                                    (Dollars in thousands)
Amounts outstanding at end of period:
    FHLB advances. . . . . . . . . . . . .        $      --           $      --
    Other borrowings . . . . . . . . . . .            2,700                  --
Weighted average rate paid on:
    FHLB advances. . . . . . . . . . . . .               --%                 --%
    Other borrowings . . . . . . . . . . .             7.69%                 --

                                                       Year Ended June 30,
                                                  ------------------------------
                                                     1997                1996
                                                  ----------          ----------
                                                    (Dollars in thousands)
Maximum amount of borrowings outstanding
    at any month end:
    FHLB advances. . . . . . . . . . . . .        $      --           $   5,000
    Other borrowings . . . . . . . . . . .            2,700                  --

                                                            At June 30,
                                                  ------------------------------
                                                     1997                1996
                                                  ----------          ----------
                                                    (Dollars in thousands)
Approximate average short-term borrowings
   outstanding with respect to:
   FHLB advances . . . . . . . . . . . . .        $      --           $   3,282
   Other borrowings. . . . . . . . . . . .              112                  --
Approximate weighted average rate paid on: (1)
   FHLB advances . . . . . . . . . . . . .               --%               5.68%
   Other borrowings. . . . . . . . . . . .             7.91%                 --

----------
(1) Weighted average rate paid is derived from dividing the actual interest expense by the average daily short-term borrowings outstanding.


Subsidiary Activities

    The Bank has one subsidiary service corporation, PFSL Holding Corp. ("PFSL"), which it formed in November 1995 to hold certain real estate owned.

Competition

    The Company faces strong competition both in originating real estate and consumer loans and in attracting deposits. The Company competes for real estate and other loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers. The Company also competes by offering products which are tailored to the local community. Its competition in originating real estate loans comes primarily from other commercial banks, savings institutions and mortgage bankers. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

    Management considers its market area for gathering deposits to be eastern Baltimore County in Maryland. The Company originates loans throughout the Baltimore metropolitan area. The Company attracts its deposits through its office in Dundalk primarily from the local community. Consequently, competition for deposits is principally from other commercial banks, savings institutions, credit unions, mutual funds and brokers in the local community. The Company competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff. The Company believes it has developed strong relationships with local realtors and the community in general.

Employees

    As of June 30, 1997, the Company had 25 full-time and two part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Company's relationships with its employees to be good.

Depository Institution Regulation

    General. The Bank is a Maryland commercial bank and its deposit accounts are insured by the SAIF. The Bank also is a member of the Federal Reserve System. The Bank is subject to supervision, examination and regulation by the State of Maryland Commissioner of Financial Regulation ("Commissioner") and the Federal Reserve Board and to Maryland and federal statutory and regulatory provisions governing such matters as capital standards, mergers and establishment of branch offices, and it is subject to the FDIC's authority to conduct special examinations. The Bank is required to file reports with the Commissioner and the Federal Reserve Board concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

    As a federally insured depository institution, the Bank is subject to various regulations promulgated by the Federal Reserve Board, including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulations E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

    The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank and is intended primarily for the protection of the FDIC and the depositors of the Bank. Changes in the regulatory framework could have a material effect on the Bank and their respective operations that in turn, could have a material adverse effect on the Company.

    Capital Requirements. The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. Federal Reserve Board regulations establish two capital standards for state-chartered banks that are members of the Federal Reserve System ("state member banks"): a leverage requirement and a risk-based capital requirement. In addition, the Federal Reserve may on a case-by-case basis, establish individual minimum capital requirements for a bank that vary from the requirements which would otherwise apply under Federal Reserve Board regulations. A bank that fails to satisfy the capital requirements established under the Federal Reserve Board's regulations will be subject to such administrative action or sanctions as the Federal Reserve Board deems appropriate.

    The leverage ratio adopted by the Federal Reserve Board requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for banks rated composite 1 under the CAMEL rating system for banks. Banks not rated composite 1 under the CAMEL rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the

Federal Reserve Board's leverage requirement, Tier 1 capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less most intangible assets, primarily goodwill.

    The risk-based capital requirements established by the Federal Reserve Board's regulations require state member banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. Tier 2 capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify for Tier 1 and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities, and subordinated debt and intermediate-term preferred stock. Total risk-weighted assets generally are determined under the Federal Reserve Board's regulations, which establish four risk categories, with risk weights of 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

    The Federal Reserve Board has proposed to revise its risk-based capital requirements to ensure that such requirements provide for explicit consideration of interest rate risk. Under the proposed rule, a state member bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank's internal model for measuring such exposure, if such model is determined to be adequate by the bank's examiner. If the dollar amount of a bank's interest rate risk exposure, as measured under either measurement system, exceeds 1% of the bank's total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. Management of the Bank has not determined what effect, if any, the Federal Reserve Board's proposed interest rate risk component would have on the Bank's capital if adopted as proposed.

    In addition, the Bank is subject to the statutory capital requirements imposed by the State of Maryland. Under Maryland statutory law, if the surplus of a Maryland commercial bank at any time is less than 100% of its capital stock, then, until the surplus is 100% of the capital stock, the commercial bank: (i) must transfer to its surplus annually at least 10% of its net earnings; and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings.

     The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at the dates indicated.

                                                                                                                   To Be Well
                                                                                                                Capitalized Under
                                                                                           For Capital          Prompt Corrective
                                                                    Actual              Adequacy Purposes       Action Provisions
                                                            ---------------------     --------------------     -------------------
                                                            Amount          Ratio      Amount        Ratio      Amount       Ratio
                                                            ------          -----      ------        -----      ------       -----
                                                                                (Dollars in thousands)
As of June 30, 1997:
   Total Capital (to Risk Weighted Assets) . . . .        $   10,910       23.68%    $   3,685       8.00%    $   4,607      10.00%
   Tier 1 Capital (to Risk Weighted Assets). . . .            10,513       22.82         1,843       4.00         2,764       6.00
   Tier 1 Capital (to Average Assets). . . . . . .            10,513       12.81         3,282       4.00         4,103       5.00

As of June 30, 1996:
   Total Capital (to Risk Weighted Assets) . . . .             9,826       28.67         2,742       8.00         3,427      10.00
   Tier 1 Capital (to Risk Weighted Assets). . . .             9,607       28.03         1,371       4.00         2,056       6.00
   Tier 1 Capital (to Average Assets). . . . . . .             9,607       12.46         3,085       4.00         3,856       5.00

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

     Federal banking regulators have adopted regulations implementing the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, an institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the depository institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as a depository institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain mortgage servicing rights. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. At June 30, 1997, the Bank was classified as "well capitalized" under Federal Reserve regulations.

     Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The federal banking agencies, including the Federal Reserve Board, have released Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. In addition, a depository institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank meets substantially all the standards adopted in the interagency guidelines.

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at June 30, 1997 of $520,000. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At June 30, 1997, the Bank had no advances outstanding from the FHLB of Atlanta.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.3 million of transaction accounts, reserves equal to 3% must be maintained on the next $49.3 million of transaction accounts, and a reserve of 10% must be maintained against all remaining transaction accounts. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At June 30, 1997, the Bank met its reserve requirements.

     The Bank is a member of the Federal Reserve System and subscribed for stock in the Federal Reserve Bank of Richmond in an amount equal to 6% of the Bank's paid-up capital and surplus. The Bank is subject to the reserve requirements to which the Bank is presently subject under Federal Reserve Board regulations.

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

     Deposit Insurance. The Bank's savings deposits are insured by the SAIF, which is administered by the FDIC. The Bank is required to pay assessments, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits by the FDIC through the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits, or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority, and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits, based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred a pre-tax expense of $415,000, during the fiscal year ended June 30, 1997.

     The FDIC has proposed a rule that would lower the regular semi-annual SAIF assessment rates by establishing a base assessment rate schedule ranging from 4 to 31 basis points effective October 1, 1996. The rule widens the range between the lowest and highest assessment rates among healthy and troubled institutions with the intent of creating an incentive for institutions to control risk-taking behavior. The rule also prevents the FDIC from collecting more funds than needed to maintain the SAIF's capitalization at 1.25% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.44 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     SAIF members are generally prohibited from converting to BIF, also administered by the FDIC, or merging with or transferring assets to a BIF member before the date on which the SAIF first meets or exceeds the designated reserve ratio of 1.25% of insured deposits. However, the FDIC may approve such a transaction in the case of a SAIF member in default or if the transaction involves an insubstantial portion of the deposits of each participant. In addition, mergers, transfers of assets and assumptions of liabilities may be approved by the appropriate bank regulator so long as deposit insurance premiums continue to be paid to the SAIF for deposits attributable to the SAIF members, plus an adjustment for the annual rate of growth of deposits in the surviving bank without regard to subsequent acquisitions. Each depository institution participating in a SAIF-to-BIF conversion transaction is required to pay an exit fee to SAIF equal to 0.90% of the deposits transferred and an entrance fee to BIF based on the current reserve ratio of the BIF. A savings institution is not prohibited from adopting a commercial bank or savings bank charter if the resulting bank remains a SAIF member.

     The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, would not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings Banks, the FDIC will take into account whether the savings Bank is meeting with the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks.

     Dividend Restrictions. The Bank's ability to pay dividends is governed by the Maryland General Corporation Law, Maryland law relating to financial institutions, and the regulations of the Federal Reserve Board. Under the Maryland General Corporation Law, dividends may not be paid if, after giving effect to the dividend: (i) the corporation would not be able to pay the indebtedness of the corporation as the indebtedness becomes due in the normal course of business; or (ii) the corporation's total assets would be less than the sum of the corporation's total liabilities plus, unless the charter permits otherwise, the amount needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the dividend. Under Maryland law relating to financial institutions, if the surplus of a commercial bank at any time is less than 100% of its capital stock, then, until the surplus is 100% of the capital stock, the commercial bank: (i) must transfer to its surplus annually at least 10% of its net earnings; and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings.

     The Bank's payment of dividends is also subject to the Federal Reserve Board's Regulation H, which provides that a state member bank may not pay a dividend if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for the year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or to a fund for the retirement of preferred stock, unless the bank has received the prior approval of the Federal Reserve Board. In June 1997, the Bank paid a dividend of $4,531,913 which exceeded the limitation for dividends that the Bank may declare in a calendar year and for which Federal Reserve Board approval was obtained. Therefore, the Bank will need the approval of the Federal Reserve Board in order to declare any further dividends for the calendar year. Additionally, the Federal Reserve Board has the authority to prohibit the payment of dividends by a Maryland commercial bank when it determines such payment to be an unsafe and unsound banking practice. Finally, the Bank is not able to pay dividends on its capital stock if its capital would thereby be reduced below the remaining balance of the liquidation account established in connection with the Stock Conversion.

     In addition, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Association at the time of the Stock Conversion. See Note 10 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Stockholders attached hereto as Exhibit 13.

     Uniform Lending Standards. Under Federal Reserve Board regulations, state member banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies of state member banks must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal banking agencies.

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

     Limits on Loans to One Borrower. The Bank has chosen to be subject to federal law with respect to limits on loans to one borrower. Generally, under federal law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed 15% of the unimpaired capital and surplus of the commercial bank. The Bank's lending limit to one borrower (as of June 30, 1997) is $1.3 million.

     Transactions with Related Parties. Transactions between a state member bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state member bank is any company or entity which controls, is controlled by or is under common control with the state member bank. In a holding company context, the parent holding company of a state member bank and any companies which are controlled by such parent holding company are affiliates of the state member bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no state member bank may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the state member bank.

     State member banks also are subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act and the Federal Reserve's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state member bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a state member bank, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons.
Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     State member banks also are subject to the requirements and restrictions of
Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. (section) 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval by the board of directors of a depository institution for extension of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     Additionally, Maryland statutory law imposes restrictions on certain transactions with affiliates of Maryland commercial banks. Generally, under Maryland law, a director, officer or employee of a commercial bank may not borrow, directly or indirectly, any money from the bank, unless the loan has been approved by a resolution adopted at and recorded in the minutes of the board of directors of the bank, or the executive committee of the bank, if that committee is authorized to make loans. If such a loan is approved by the executive committee, the loan approval must be reported to the board of directors at its next meeting. Certain commercial loans made to non-employee directors of a bank and certain consumer loans made to non-officer and non-director employees of the bank are exempt from the statute's coverage.

Regulation of the Company

     General. The Company, as the sole shareholder of the Bank, is a bank holding company and is registered as such with the Federal Reserve Board. Bank holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the Federal Reserve Board. As a bank holding company, the Company is required to file with the Federal Reserve Board annual reports and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

     Acquisitions of Bank Holding Companies and Banks. Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the BHCA, "control" is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

     Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve Board before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings generally are prerequisites to obtaining federal regulatory approval to make acquisitions.

     The Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

     Under Maryland law, acquisitions of 25% or more of the voting stock of a commercial bank or a bank holding company and other acquisitions of voting stock of such entities which affect the power to direct or to cause the direction of the management or policy of a commercial bank or a bank holding company must be approved in advance by the Commissioner. Any person proposing to make such an acquisition must file an application with the Commissioner at least 60 days before the acquisition becomes effective. The Commissioner may deny approval of any such acquisition if the Commissioner determines that the acquisition is anticompetitive or threatens the safety or soundness of a banking institution. Any voting stock acquired without the approval required under the statute may not be voted for a period of five years. This restriction is not applicable to certain acquisitions by bank holding companies of the stock of Maryland banks or Maryland bank holding companies which are governed by Maryland's holding company statute.

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

     Additionally, the Act authorizes the federal banking agencies, effective June 1, 1997, to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1997 that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The State of Maryland has enacted legislation, effective September 29, 1995, that authorizes interstate mergers involving Maryland banks. The Maryland statute also authorizes out-of-state banks to establish branch offices in Maryland by means of merger, branch acquisition or de novo branching,
                                                      -------
provided that the home state of the out-of-state bank provides reciprocal interstate branching authority to Maryland banks. Effective June 1, 1997, the Maryland statute permits an out-of-state bank to branch into Maryland without regard to the laws of such bank's home state.

     Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to FDICIA, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See "Depository Institution Regulation -- Prompt Corrective Regulatory Action."

     Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the their consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board.

     Capital Requirements. The Federal Reserve Board has established capital requirements, similar to the capital requirements for state member banks described above, for bank holding companies with consolidated assets of $150 million or more. Since the Company's consolidated assets are less than $150 million, the Federal Reserve Board's holding company capital requirements do not apply to the Company. However, assuming the application of such requirements to the Company, the Company's levels of consolidated regulatory capital would exceed the Federal Reserve Board's minimum requirements.

Taxation

    The Company and the Bank, together with the Bank's subsidiary, to date have not filed a consolidated federal income tax return. The Company has had no material tax liability through June 30, 1997.

    The Federal tax bad debt reserve method available to thrift institutions was repealed in 1996 for tax years beginning after 1995. As a result, the Bank must change to a reserve method based on actual experience to compute its bad debt deduction. In addition, the Bank is required to recapture into income the portion of its bad debt reserve that exceeds its base year reserves of approximately $200,000.

    The recapture amount resulting from the change in a thrift's method of accounting for its bad debt reserves generally will be taken into taxable income ratably (on a straight-line basis) over a six-year period. If the Bank meets a "residential loan requirement" for a tax year beginning in 1996 or 1997, the recapture of the reserves will be suspended for such tax year. Thus, recapture can potentially be deferred for up to two years. The residential loan requirement is met if the principal amount of housing loans made by the Bank during the year at issue (1996 and 1997) is at least as much as the average of the principal amount of loans made during the six most recent tax years prior to 1996. Refinancings and home equity loans are excluded.

    Earnings appropriated to the Bank's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to stockholders (including distributions made on dissolution or liquidation), unless the Bank includes the amount in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

    Reversal of Tax Bad Debt Recapture. Generally, prior to the enactment of the recent legislation, savings and loan associations that converted to commercial banks were required to recapture some or all of their tax bad debt reserve established for federal income taxation purposes. The Bank incurred a $740,000 expense for recapture of a portion of its tax bad debt reserve during the year ended June 30, 1995 in connection with the determination of its predecessor's (Patapsco Federal Savings and Loan Association (the "Association")) Board of Directors to convert the Association to a Maryland commercial bank. After this determination was made, legislation was introduced in Congress which provided that savings and loan associations that convert to commercial banks will not be required to recapture the portion of tax bad debt reserve accumulated prior to 1988. Following the introduction of this legislation, the Board of Directors determined to delay consummation of the Bank Conversion pending the outcome of this legislation. The legislation ultimately was enacted into law on August 20, 1996. The Association completed the Bank Conversion on September 30, 1996. Further, the Company reversed approximately $600,000 of the $740,000 expense previously incurred. The reversal of the tax bad debt reserve as described above was reflected as a reduction of tax expense during the quarter ending September 30, 1996.

    The Bank's federal income tax returns have been audited through June 30, 1995.

    State Income Taxation. The State of Maryland imposes an income tax of approximately 7% on income measured substantially the same as federally taxable income, except that U.S. Government interest is not fully taxable.

    For additional information regarding taxation, see Note 8 of Notes to Consolidated Financial Statements.

Item 2.  Description of Property
--------------------------------

    The following table sets forth the location and certain additional information regarding the Bank's office at June 30, 1997.

                                                           Book Value at
                                      Year     Owned or       June 30,         Approximate
                                     Opened     Leased         1997           Square Footage
                                     ------    --------    --------------     --------------
                                                    (Dollars in thousands)
Main Office:
1301 Merritt Boulevard                1970      Owned          $736               9,600
Dundalk, Maryland 21222-2194

     The book value of the Bank's investment in premises and equipment totaled $1.1 million at June 30, 1997. See Note 5 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings.
-------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 1997, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiary is a party or to which any of their properties is subject which are currently expected to result in a material loss.

Item 4.  Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------

     Not applicable.


                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 19 in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Financial Data contained on pages 21 through 50 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

     Not applicable.

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

    For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal
I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

    The information contained under the sections captioned "Proposal I -- Election of Directors --Executive Compensation," " -- Director Compensation," " -- Employment Agreements" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

    The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

Item 13.  Exhibits List and Reports on Form 8-K.
-----------------------------------------------

    (a)  List of Documents Filed as Part of this Report

    (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

         Independent Auditors' Report
         Consolidated Statement of Financial Condition as of June 30, 1997
         and 1996
         Consolidated Statements of Income for the Years Ended June 30, 1997
         and 1996
         Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1997 and 1996
         Consolidated Statements of Cash Flows for the Years Ended June 30, 1997 and 1996
         Notes to Consolidated Financial Statements

    (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

    No.  Description

*    3.1     Articles of Incorporation of Patapsco Bancorp, Inc.
*    3.2     Bylaws of Patapsco Bancorp, Inc.
**   4       Form of Common Stock Certificate of Patapsco Bancorp, Inc.
*** 10.1     Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan
*** 10.2     Patapsco Bancorp, Inc. Management Recognition Plan
*   10.3(a)  Employment Agreement between Patapsco Federal Savings and Loan
             Association and Joseph J. Bouffard
*   10.3(b)  Employment Agreement between Patapsco Bancorp, Inc. and Joseph J.
             Bouffard
*   10.4(a)  Severance Agreements between Patapsco Federal Savings and Loan
             Association and Debra Brockschmidt, Timothy King, John McClean and
             Joseph Sallese
*   10.4(b)  Severance Agreements between Patapsco Bancorp, Inc. and Debra
             Brockschmidt, Timothy King, John McClean and Joseph Sallese for the
             year ended June 30, 1997.
*   10.5     Patapsco Federal Savings and Loan Association Retirement Plan for
             Non-Employee Directors
*   10.6     Patapsco Federal Savings and Loan Association Incentive
             Compensation Plan
*   10.7     Deferred Compensation Agreements between Patapsco Federal Savings and Loan Association and each of Directors McGowan and Patterson
*   10.8(a)  Severance Agreement between Patapsco Federal Savings and Loan
             Association and Frank J. Duchacek
*   10.8(b)  Severance Agreement between Patapsco Bancorp, Inc. and Frank J.
             Duchacek
    13       1997 Annual Report to Stockholders
    21       Subsidiaries of the Registrant
    23       Consent of KPMG Peat Marwick LLP
    27       Financial Data Schedule

----------------
* Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (File No. 33-99734).
** Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-28032).
*** Incorporated herein by reference from the Company's Annual Report on Form
    10-KSB for the year ended June 30, 1996 (File No. 0-28032)

    (b) Reports on Form 8-K. On May 30, 1997, the Registrant filed a Current
        -------------------
Report on Form 8-K announcing that it had approved a special cash distribution of $12.50 per share.

                                  SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PATAPSCO BANCORP, INC.

September 26, 1997
                                       By: /s/ Joseph J. Bouffard
                                          --------------------------------------
                                          Joseph J. Bouffard
                                          President and Chief Executive Officer

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Joseph J. Bouffard                           September 26, 1997
-------------------------------------
Joseph J. Bouffard
President, Chief Executive Officer
  and Director
(Principal Executive Officer)

/s/ Timothy C. King                              September 26, 1997
-------------------------------------
Timothy C. King
Controller and Treasurer
(Principal Financial and Accounting Officer)

/s/ S. Robert Kinghorn                           September 26, 1997
-------------------------------------
S. Robert Kinghorn
Chairman of the Board

/s/ Joseph N. McGowan                            September 26, 1997
-------------------------------------
Joseph N. McGowan
Vice Chairman of the Board

/s/ Theodore C. Patterson                        September 26, 1997
-------------------------------------
Theodore C. Patterson
Director and Secretary

/s/ Robert M. Lating                             September 26, 1997
-------------------------------------
Robert M. Lating
Director

/s/ Douglas H. Ludwig                            September 26, 1997
-------------------------------------
Douglas H. Ludwig
Director

/s/ Nicole N. Kantorski                          September 26, 1997
-------------------------------------
Nicole N. Kantorski
Director

/s/ Thomas P. O'Neill                            September 26, 1997
-------------------------------------
Thomas P. O'Neill
Director