Form 10QSB
period 1997-09-30
PATAPSCO BANCORP INC
filed 1997-11-14
CIK 1003961

                United States Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10 - QSB


(Mark One)

   X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---------  Exchange  Act of 1934

           For the quarterly period ended September 30, 1997

           Transition Report Pursuant to Section 13 or 15(d) of the Securities --------- Exchange Act of 1934

           For the transition period from __________  to  ___________

Commission File Number:  0-28032


                             PATAPSCO BANCORP, INC.
         -------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


          MARYLAND                                         52-1951797
-------------------------------                        ------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

              1301 MERRITT BOULEVARD, DUNDALK, MARYLAND 21222-2194
              ----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (410)285-1010
              ----------------------------------------------------
               Registrant's Telephone Number, Including Area Code

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                          ---

         As of November 10, 1997, the issuer had 362,553 shares of Common Stock issued and outstanding.

         Traditional Small Business Disclosure Format (check one):

         Yes      No   X
             ----    ----

                                    CONTENTS
                                    --------

                                                                             PAGE
                                                                             ----
PART I.   FINANCIAL INFORMATION
          ---------------------

Item I.   Financial Statements

          Consolidated Statements of Financial Condition at September
          30, 1997 and June 30, 1997 ......................................     2

          Consolidated Statements of Income for the Three Month
          Periods Ended September 30, 1997 and 1996 .......................     3

          Consolidated Statements of Cash Flows for the Three Month
          Periods Ended September 30, 1997 and 1996 .......................     4

          Notes to Consolidated Financial Statements ......................   5-6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ............................................  7-14

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings ................................................    15

Item 2.   Changes in Securities ............................................    15

Item 3.   Defaults Upon Senior Securities ..................................    15

Item 4.   Submission of Matters to a Vote of Security Holders ..............    15

Item 5.   Other Information ................................................    15

Item 6.   Exhibits and Reports on Form 8-K  ................................    15

SIGNATURES  ................................................................    16


                     PATAPSCO BANCORP, iNC. AND SUBSIDIARY
                               DUNDALK, MARYLAND
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                           September 30,             June 30,
                                                                               1997                    1997
                                                                           -------------            ---------
               Assets
               ------
Cash:
       On hand and due from banks                                          $    704,293                161,895
       Interest bearing deposits in other banks                                 113,113                  3,698
Federal funds sold                                                            4,526,101              4,947,594
Investment securities, at fair value                                          7,007,810              1,989,380
Mortgage-backed securities, at fair value                                     2,217,565              7,678,517
Loans receivable, net                                                        71,556,989             66,236,126
Investment in securities required by law, at cost                               631,550                622,050
Property and equipment, net                                                   1,102,985              1,117,454
Deferred income taxes                                                           --                     236,000
Accrued interest, prepaid expenses and other assets                             757,131                656,822
                                                                           ============            ===========
                           Total assets                                    $ 88,617,537             83,649,536
                                                                           ============            ===========

               Liabilities and Stockholders' Equity
               ------------------------------------
Liabilities:
       Savings deposits:
               Interest bearing deposits                                   $ 66,285,240             66,214,826
               Non-interest bearing deposits                                  1,874,917              3,937,467
       Borrowings                                                            10,600,000              2,700,000
       Accrued expenses and other liabilities                                 1,346,138              2,463,240
       Accrued dividends payable                                                 36,255                --
       Deferred income taxes                                                     13,224                --
                                                                           ------------             ----------
                           Total liabilities                                 80,155,774             75,315,533

Stockholders' equity:
       Common stock $0.01 par value: authorized 4,000,000
            shares:  issued and outstanding 362,553 shares                        3,626                  3,626
       Additional paid-in capital                                             2,249,725              2,249,725
       Contra equity - Employee stock ownership plan (ESOP)                    (464,064)              (464,064)
       Contra equity - Management recognition plan (MRP)                       (423,724)              (423,724)
       Retained income, substantially restricted                              7,093,815              6,992,716
       Unrealized net holding gains (losses) on available-for-sale
            portfolios, net of taxes                                              2,385                (24,276)
                                                                           ------------             ----------
                           Total stockholders' equity                         8,461,763              8,334,003
                                                                           ============             ==========
                           Total liabilities and stockholders' equity      $ 88,617,537             83,649,536
                                                                           ============             ==========


See accompanying notes to financial statements.

                     PATAPSCO BANCORP, INC. AND SUBSIDIARY
                               DUNDALK, MARYLAND
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                   For Three Months Ended
                                                                        September 30,
                                                                  ---------------------------
                                                                      1997            1996
                                                                  ------------    -----------
Interest income:
       Loans receivable                                           $  1,443,883      1,097,474
       Mortgage-backed securities                                      100,647        169,969
       Investment securities                                           112,337         64,620
       Federal funds sold and other investments                         32,598        103,350
                                                                  ------------    -----------
                 Total interest income                               1,689,465      1,435,413
                                                                  ------------    -----------
Interest expense:
       Savings Deposits                                                697,932        681,473
       Borrowings                                                      130,174          --
                                                                  ------------    -----------
                 Total interest expense                                828,106        681,473
                                                                  ------------    -----------
                 Net interest income                                   861,359        753,940

Provision for losses on loans                                           60,000         60,000
                                                                  ------------    -----------
                 Net interest income after provision
                       for losses on loans                             801,359        693,940
                                                                  ------------    -----------
Noninterest income:
       Fees and service charges                                         60,693         46,358
       Net gain (loss) on sales of securities                           (9,222)         1,844
       Other                                                             3,576          4,616
                                                                  ------------    -----------
                 Total noninterest income                               55,047         52,818
                                                                  ------------    -----------
Noninterest expenses:
       Compensation and employee benefits                              409,028        299,043
       Insurance premiums                                               17,358        468,123
       Professional fees                                                34,434         27,000
       Equipment expense                                                33,122         26,497
       Net occupancy costs                                              23,414         21,524
       Advertising                                                      12,619         10,116
       Data processing                                                  26,259         21,864
       Other                                                            81,879         72,524
                                                                  ------------    -----------
                  Total noninterest expense                            638,113        946,691
                                                                  ------------    -----------
                  Income (loss) before provision (benefit)
                         for income taxes                              218,293       (199,933)

Provision (benefit) for income taxes                                    80,938       (677,049)
                                                                  ============    ===========
                 Net income                                       $    137,355        477,116
                                                                  ============    ===========
                 Primary net income per share                     $       0.40           1.42
                                                                  ============    ===========
                 Weighted average number of
                   shares outstanding                                  339,349        336,449
                                                                  ============    ===========

See accompanying notes to financial statements.

                     PATAPSCO BANCORP, INC. AND SUBSIDIARY
                               DUNDALK, MARYLAND
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                        Three Months Ended September 30,
                                                                        --------------------------------
                                                                            1997                1996
                                                                        ------------        ------------
Cash flows from operating activities:
  Net income                                                            $   137,355            477,116
  Adjustments to reconcile net income to net
    cash provided by operating activities:
            Depreciation                                                     34,195             28,285
            Provision for losses on loans                                    60,000             60,000
            Amortization of premiums and discounts, net                       9,009              5,029
            Deferred loan origination fees, net of costs                     35,735             20,492
            (Gain) loss on sales of mortgage-backed
                securities and investment securities                          9,222             (1,844)
            Change in deferred income taxes                                (249,224)          (631,000)
            Increase in accrued interest on investments,
                prepaid expenses and other assets                          (100,309)           (20,034)
            Increase in accrued expenses and other liabilities           (1,080,847)          (481,802)
                                                                        -----------        -----------
                Net cash used in operating activities                    (1,144,864)          (543,758)
                                                                        -----------        -----------

Cash flows from investing activities:
  Loan principal disbursements, net of repayments                        (4,242,503)        (1,404,657)
  Purchase of loans                                                        (756,900)        (1,831,505)
  Purchase of stock in Federal Home Loan Bank of Atlanta                      9,500             --
  Purchase of stock in Federal Reserve Bank of Richmond                         --            (101,550)
  Purchase of investment securities available-for-sale                   (5,028,125)            --
  Principal repayment on mortgage-backed securities
    available-for-sale                                                    2,515,384            306,825
  Purchase of property and equipment                                        (19,726)           (59,751)
  Sale of mortgage-backed securities available-for-sale                   2,989,690          4,335,784
                                                                        -----------        -----------
                Net cash (used in) provided by
                           investing activities                          (4,532,680)         1,245,146

Cash flows from financing activities:
  Net increase (decrease) in deposits                                    (1,992,136)           710,803
  Increase in borrowings                                                  7,900,000             --
                                                                        -----------        -----------
                Net cash provided by financing activities                 5,907,864            710,803
                                                                        -----------        -----------
  Net increase in cash and cash equivalents                             $   230,320          1,412,191

  Cash and cash equivalents at beginning of period                        5,113,187          7,424,465
                                                                        -----------        -----------
  Cash and cash equivalents at end of period                            $ 5,343,507          8,836,656
                                                                        ===========        ===========

Supplemental information:
  Interest paid on deposits and borrowed funds                          $   827,552            683,107
  Income taxes paid                                                         135,000              5,400
                                                                        ===========        ===========

See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Patapsco Bancorp, Inc. ("the Company") and its wholly-owned subsidiary, The Patapsco Bank ("the Bank"). All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

NOTE 2:  THE PATAPSCO BANK

The Bank is regulated by The Federal Reserve Bank of Richmond ("the Federal Reserve Bank") and The State of Maryland. The primary business of the Bank is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans, consumer loans and commercial business loans. The Bank competes with other financial and mortgage institutions in attracting and retaining deposits and originating loans. The Bank conducts operations through one office located at 1301 Merritt Boulevard, Dundalk, Maryland 21222.


NOTE 3:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year.


NOTE 4:  CASH AND CASH EQUIVALENTS

Cash equivalents include short-term investments which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

NOTE 5: REGULATORY CAPITAL REQUIREMENTS

At September 30, 1997, the Company and the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Company's and Bank's regulatory capital position at September 30, 1997 (in thousands).

                                                                                                 To Be Well
                                                                                             Capitalized Under
                                                                    For Capital              Prompt Corrective
                                          Actual                 Adequacy Purposes           Action Provisions
                                  -----------------------      -----------------------    -----------------------
                                    Amount       Ratio          Amount        Ratio          Amount        Ratio
                                  ----------   ----------      ----------   ----------     ----------   ---------
Patapsco Bancorp, Inc.:
   Total Capital (to Risk
     Weighted Assets)             $    8,459        17.15%     $    3,988         8.00%    $    4,985        10.00%

   Tier 1 Capital (to Risk
     Weighted Assets)             $    8,916        17.88%     $    1,994         4.00%    $    2,991         6.00%

   Tier 1 Capital (to Average
     Assets)                      $    8,916        10.20%     $    3,496         4.00%    $    4,375         5.00%

The Patapsco Bank:
   Total Capital (to Risk
     Weighted Assets)             $    7,960        16.13%     $    3,948         8.00%    $    4,935        10.00%

   Tier 1 Capital (to Risk
     Weighted Assets)             $    8,417        17.05%     $    1,974         4.00%    $    2,961         6.00%

   Tier 1 Capital (to Average
     Assets)                      $    8,417         9.68%     $    3,476         4.00%    $    4,345         5.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     When used in this Form 10-QSB, the words or phases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company' market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND JUNE 30, 1997

     The Company's assets increased by $5.0 million or 6.0% to $88.6 million at September 30, 1997 from $83.6 million at June 30, 1997. The Company's net loans receivable increased by $5.3 million or 8.0% to $71.6 million at September 30, 1997 from $66.2 million at June 30, 1997. The increase in net loans receivable was comprised of $2.5 million residential real estate loans, $1.2 million construction loans, $1.0 million consumer loans, $300,000 commercial real estate loans and $300,000 in commercial loans. The growth of the loan portfolio was primarily funded through the use of borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") The Company's mortgage-backed securities decreased by $5.5 million or 71.4 % to $2.2 million at September 30, 1997 from $7.7 million at June 30, 1997, as a result of the sale of $3.0 million of securities classified as available-for-sale and principal repayment of $2.5 million. The intended use of the proceeds from the sale of mortgage-backed securities is to fund loan originations which are anticipated to have higher yields. The Company's investment securities portfolio increased by $5.0 million or 250.0% to $7.0 million at September 30, 1997 from $2.0 million at June 30, 1997. The Company purchased a $5.0 million investment security through a leveraged transaction which was funded from a $5.0 million borrowing from the FHLB having similar maturities and a net interest rate spread of approximately 93 basis points.

     The Company's borrowings increased by $7.9 million or 292.6% to $10.6 million at September 30, 1997 from $2.7 million at June 30, 1997. Deposits decreased by $2.0 million or by 2.8% to $68.2 million at September 30, 1997 from $70.2 million at June 30, 1997. The decrease in deposits was largely attributable to the $1.6 million decrease in the Company's checking account with the Bank which was established at year-end to pay the return of capital distribution to shareholders. Also contributing to the decrease in deposits was the payment of $1.0 million in property tax assessments paid from borrower's escrow accounts. Excluding the return of capital and property tax payments, the Company's deposits would have increased by approximately $600,000 during the quarter ended September 30, 1997 which is largely attributable to interest crediting. The increase in stockholders' equity was due primarily to the $101,000 increase in retained income and an increase of $27,000 in the unrealized net holding losses on available-for-sale investment portfolios, net of taxes.


COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

Net Income
----------

     The Company reported net income of $137,000 for the quarter ended September 30, 1997 as compared to net income of $477,000 for the quarter ended September 30, 1996. Net income for the quarter ended September 30, 1996 was significantly affected by a $600,000 reduction in income tax expense and a $415,000 pretax deposit insurance premium expense. The $600,000 reduction in income tax expense was a partial reversal of the $740,000 tax bad debt reserve which was recorded in fiscal 1995, as a result of the Company's decision to convert its charter from a federal savings and loan to a state chartered commercial bank. The $415,000 deposit insurance premium expense resulted from a one-time assessment by the Federal Government to recapitalize the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Excluding these one-time events, the Company's net income would have increased by $5,000, or 3.8%, during the quarter ended September 30, 1997 as compared to $132,000 for the quarter ended September 30, 1996.


Interest Income
---------------

     Total interest income increased by $254,000 or 18.1% to $1.7 million for the quarter ended September 30, 1997 from $1.4 million for the quarter ended September 30, 1996. The increase in the Company's total interest income for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 was due to an increase of $7.7 million in the average balance of interest-earning assets to $84.9 million from $77.2 million and an increase of 52 basis points in the average yield on interest-earning assets to 7.96% from 7.44%. The increase in the average balance and average yield is primarily due to the growth in the Company's loan portfolio as discussed below.

     Interest income on loans receivable increased by $346,000 or 31.5% to $1.4 million for the quarter ended September 30, 1997 from $1.1 million for the quarter ended September 30, 1996. The increase in interest income on loans receivable is primarily due to an increase of $16.0 million, or 28.1% in the average balance of loans receivable to $69.7 million from $54.4 million and an increase of 23 basis points in the average yield on loans receivable to 8.29% from 8.06%.

     Interest income on mortgage-backed securities decreased by $69,000 or 40.6% to $101,000 for the quarter ended September 30, 1997 from $170,000 for the quarter ended September 30, 1996. The decrease in interest income was primary attributable to a decrease of $4.0 million in the average balance of mortgage-backed securities to $6.5 million from $10.5 million and a decrease of 35 basis points in the average yield to 6.11% from 6.46%.

     Interest income on investment securities increased by $47,000 or 72.3% to $112,000 for the quarter ended September 30, 1997 from $65,000 for the quarter ended September 30, 1996. The increase in interest income was primary attributable to an increase of $2.0 million in the average balance of investment securities to $6.5 million from $4.5 million and an increase of 108 basis points in the average yield to 6.87% from 5.79%.

     Interest income on federal funds sold and other investments decreased by $70,000 or 68.0% to $33,000 for the quarter ended September 30, 1997 from $103,000 for the quarter ended September 30, 1996. Other investments consists of investments in the FHLB and the Federal Reserve Bank. The decrease in interest income was largely due to the decrease of $5.7 million in the average balance of federal funds sold and other investments to $2.1 million from $7.8 million.

INTEREST EXPENSE
----------------

     Total interest expense increased by $147,000 or 21.6% to $828,000 for the quarter ended September 30, 1997 from $682,000 for the quarter ended September 30, 1996. The increase in interest expense was primarily due to an increase of $12.2 million in the average balance of interest-bearing liabilities to $75.0 million from $62.8 million and an increase of 8 basis points in the average rate paid to 4.42% from 4.34%.

     Interest expense on deposits increased by $17,000 or 2.5% to $698,000 for the quarter ended September 30, 1997 from $681,000 for the quarter ended September 30, 1996. The increase in interest expense on deposits was primarily attributable to an increase of $3.6 million in the average balance of interest-bearing deposits to $66.4 million during the quarter ended September 30, 1997 from $62.8 million during the quarter ended September 30, 1996. The increase in the average balance was offset slightly by a decrease of 14 basis points in the average rate paid on interest-bearing deposits.

     The Company incurred $130,000 of interest expense on borrowings during the quarter ended September 30, 1997. The Company had no borrowings during the quarter ended September 30, 1996 and therefore no expense. During the quarter ended September 30, 1997, the

Company borrowed $10.6 million from the FHLB and paid off a $2.7 million borrowing from another financial institution. The average balance of borrowings outstanding during the quarter ended September 30, 1997 was $8.5 million with an average rate of 6.08%. The borrowings were used to fund loan growth and the purchase of a $5.0 million investment security.

Net Interest Income
-------------------

     The Company's net interest income increased by $107,000 or 14.2% to $861,000 for the quarter ended September 30, 1997 from $754,000 for the quarter ended September 30, 1996. The increase in net interest income was primarily due to an increase of 44 basis points in the interest rate spread (net yield on average interest-earning assets less the rate paid on average interest-bearing liabilities) to 3.54% from 3.10% offset slightly by the decrease in the ratio of average interest-earning assets to average interest-bearing liabilities to 113.3% from 122.9%.

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


                                                                Three Months Ended September 30,
                                                  ---------------------------------------------------------------
                                                            1997                                1996
                                                  ----------------------------       ----------------------------
                                                                       Average                           Average
                                                  Average               Yield/       Average               Yield/
                                                  Balance  Interest   Rate (1)       Balance  Interest   Rate (1)
                                                  -------  --------   --------       -------  --------   --------
                                                                      (Dollars in thousands)
Interest-earning assets:
  Loans receivable (2)                            $69,711  $  1,444       8.29%      $54,448  $  1,097       8.06%
  Investment securities                             6,524       112       6.87%        4,487        65       5.79%
  Mortgage-backed securities                        6,545       100       6.11%       10,527       170       6.46%
  Federal funds sold and other
    interest-earning assets                         2,147        33       6.15%        7,730       103       5.33%
                                                  -------  --------   --------       -------  --------   --------
      Total interest earning assets                84,927     1,689       7.96%       77,192     1,435       7.44%
                                                           --------   --------                --------   --------
Noninterest-earning assets                          1,979                              1,809
                                                  -------                            -------
      Total assets                                $86,906                            $79,001
                                                  =======                            =======

Interest-bearing liabilities:
  Deposits (3)                                    $66,413  $    698       4.20%      $62,807  $    681       4.34%
  Borrowings                                        8,548       130       6.08%         --         --         --
                                                  -------  --------   --------       -------  --------   --------
      Total interest-bearing liabilities           74,961       828       4.42%       62,807       681       4.34%
                                                           --------   --------                --------   --------
Noninterest-bearing liabilities                     3,541                              3,373
                                                  -------                            -------
      Total liabilities                            78,502                             66,180
Stockholders' equity                                8,404                             12,821
                                                  -------                            -------
      Total liabilities and stockholders' equity  $86,906                            $79,001
                                                  =======                            =======

Net interest income                                        $    861                           $    754
                                                           ========                           ========
Interest rate spread                                                      3.54%                              3.10%
                                                                      ========                           ========
Net yield on interest-earning assets                                      4.06%                              3.91%
                                                                      ========                           ========

Ratio of average interest-earning assets
  to average interest-bearing liabilities                               113.29%                            122.90%
                                                                      ========                           ========

------------------------------------
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.
(3)  Includes interest-bearing escrow accounts.

Provision For Loan Losses
-------------------------

     Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses, based on prior loss experience, volume and type of collateral by the Company, industry standards and past due loans in the Company's loan portfolio. The Company's management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The Company provided $60,000 for loan losses during each of the quarters ended September 30, 1997 and September 30, 1996. The provision for loan losses were made due to the Company's higher levels of consumer, construction and commercial loans, which generally entail a greater risk than single-family residential loans. The Company has increased its allowance for loan losses as a percentage of total loans outstanding, net of unearned origination fees to 0.64% at September 30, 1997 from 0.47% at September 30, 1996.


Noninterest Income
------------------

     The Company's noninterest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities and loans. Total noninterest income increased by $2,000 or 3.8% to $55,000 for the quarter ended September 30, 1997 from $53,000 for the quarter ended September 30, 1996. The increase in noninterest income is primarily due to a $13,000 increase in fees and other service charges primarily related to checking accounts. Noninterest income also included a $9,200 loss during the quarter ended September 30, 1997 and an $1,800 gain from the sale of mortgage-backed securities during the quarter ended September 30, 1996.


Noninterest Expenses
--------------------

     Total noninterest expenses decreased by $309,000 to $638,000 for the quarter ended September 30, 1997 from $947,000 for the quarter ended September 30, 1996. As discussed earlier, the Company incurred a $415,000 one time deposit insurance premium expense during the quarter ended September 30, 1996. Excluding the one time deposit insurance premium, the Company's noninterest expenses would have increased by $106,000 or 19.9%, from $532,000 for the quarter ended September 30, 1996. The increase in noninterest expenses was primarily due to increases in compensation and employee benefits expense. Compensation and employee benefits expense increased by $110,000 or 36.8%, to $409,000 for the quarter ended September 30, 1997 from $299,000 for the quarter ended September 30, 1996. The increase was largely attributable to expenses related to the Company's MRP, ESOP and incentive compensation plan. The Company's other expenses, consisting primarily of professional fees, equipment expense, net occupancy costs, advertising and data processing expenses increased by $32,000 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. The Company's insurance premiums decreased by $36,000, after adjusting for the $415,000 one time deposit insurance premium, as a result of a lower premium assessment rate.

Income Taxes
------------

     The Company's provision for income taxes was $81,000 during the quarter ended September 30, 1997. During the quarter ended September 30, 1996, the Company had a tax benefit of $677,000. As discussed earlier, the Company reversed $600,000 of income tax expense during the quarter ended September 30, 1996 and recorded a $160,000 tax benefit from the one time insurance premium of $415,000. After adjusting for those one time charges the Company's provision for income taxes would have been $83,000 for the quarter ended September 30, 1996.


Liquidity and Capital Resources
-------------------------------

     An important component of the Company's asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. The Company's Asset/Liability Management Committee has established general guidelines for the maintenance of prudent levels of liquidity. The Committee continually monitors the amount and source of available liquidity, the time to acquire it and its cost. Management of the Company seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide lower rates of return, the Company's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At September 30, 1997, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $5.3 million. In addition, the Company has approximately $9.2 million of investment securities and mortgage-backed securities classified as available-for-sale.

     The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $2.5 million. Certificates of deposits which are scheduled to mature in less than one year at September 30, 1997 totaled $28.6 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

     The Company's primary uses of cash in investing activities during the quarter ended September 30, 1997 were loans disbursements, net of repayments, of $5.0 million and the purchase of a $5.0 million investment security. The Company's primary sources of cash provided from investing activities during the quarter ended September 30, 1997 were the sale and repayment of $3.0 million and $2.5 million of mortgage-backed securities, respectively.

     The Company's primary use of cash in financing activities during the quarter ended September 30, 1997 consisted of a $2.0 million decrease in deposits. The Company's primary source of cash provided by financing activities during the quarter ended September 30, 1997 consisted primarily of a $7.9 million increase in borrowings.

     As discussed in Note 5 - Regulatory Capital Requirements, the Company and the Bank exceeded all regulatory minimum capital requirements.

Impact of New Accounting Standards
----------------------------------

     Earnings per Share.   In February 1997, the FASB issued SFAS No 128,
"Earnings per Share," which is effective for the financial statements issued for the periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS. It requires dual presentation of basic and diluted EPS on the face of the consolidated statement of income and the reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Earlier application is not permitted but disclosure of pro forma EPS amounts computed using the standards established by SFAS No. 128 is permitted in the notes to financial statements for periods ending prior to the effective date. Management believes the adoption of the provisions of this statement will not have a significant effect on the Company's EPS.

     Reporting Comprehensive Income. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. SFAS No. 130 is effective for both interim and annual periods beginning after December 31, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. Management has not determined when it will adopt the provisions of SFAS No. 130 but believes that it will not have a material effect on the financial condition or results of operations of the Company.

     Disclosures about Segments of an Enterprise and Related Information. In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Earlier application is encouraged. Management has not determined when it will adopt the provisions of SFAS No. 131 but believes that it will not have a material effect on the financial condition or results of operations of the Company.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          None.

ITEM 2.   CHANGES IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)   The following exhibit is filed herewith:

                   Exhibit 27        Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                  SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PATAPSCO BANCORP, INC.

                                  /s/ Joseph J. Bouffard
Date:  November 10, 1997         ----------------------------------------------
                                 Joseph J. Bouffard
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


                                  /s/ Timothy C. King
Date:  November 10, 1997         ----------------------------------------------
                                 Timothy C. King
                                 Vice President and Controller
                                 (Principal Financial and Accounting Officer)