Form 10QSB
period 1997-12-31
PATAPSCO BANCORP INC
filed 1998-02-17
CIK 1003961

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                 FORM 10 - QSB


(Mark One)

     X          Quarterly Report Pursuant to Section 13 or 15(d) of the
   -----        Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1997

                Transition Report Pursuant to Section 13 or 15(d) of the
   -----        Securities Exchange Act of 1934

                For the transition period from __________  to  ___________

Commission File Number:  0-28032


                            PATAPSCO BANCORP, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


             MARYLAND                                       52-1951797
-------------------------------                         --------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)



             1301 MERRITT BOULEVARD, DUNDALK, MARYLAND  21222-2194
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
        Yes  X         No
           -----         -----

        As of February 10, 1998, the issuer had 362,553 shares of Common Stock issued and outstanding.

        Traditional Small Business Disclosure Format (check one):

        Yes  X         No
           -----         -----

                                   CONTENTS
                                   --------

PART I.  FINANCIAL INFORMATION                                             PAGE
         ---------------------                                             ----

Item I.  Financial Statements

         Consolidated Statements of Financial Condition at December 31,
         1997 and June 30, 1997...........................................    2

         Consolidated Statements of Income for the Six and Three Month
         Periods Ended December 31, 1997 and 1996.........................    3

         Consolidated Statements of Cash Flows for the Six Month
         Periods Ended December 31, 1997 and 1996.........................    4

         Notes to Consolidated Financial Statements.......................  5-6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................ 7-18


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings ...............................................   19

Item 2.  Changes in Securities ...........................................   19

Item 3.  Defaults Upon Senior Securities .................................   19

Item 4.  Submission of Matters to a Vote of Security Holders ...........     19

Item 5.  Other Information ...............................................   19

Item 6.  Exhibits and Reports on Form 8-K  ...............................   19


SIGNATURES................................................................   20

                     PATAPSCO BANCORP, INC. AND SUBSIDIARY
                               DUNDALK, MARYLAND
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             December 31,         June 30,
                                                                 1997               1997
                                                             ------------        ----------
                                                              (unaudited)
         Assets
         ------
Cash:
    On hand and due from banks                                $ 1,074,587           161,895
    Interest bearing deposits in other banks                    5,390,814             3,698
Federal funds sold                                              1,371,385         4,947,594
Investment securities, at fair value                            5,017,190         1,989,380
Mortgage-backed securities, at fair value                              --         7,678,517
Loans receivable, net                                          74,017,499        66,236,126
Investment in securities required by law, at cost                 635,850           622,050
Property and equipment, net                                     1,087,143         1,117,454
Deferred income taxes                                                  --           236,000
Accrued interest, prepaid expenses and other assets               661,404           656,822
                                                              -----------        ----------
                Total assets                                  $89,255,872        83,649,536
                                                              ===========        ==========

         Liabilities and Stockholders' Equity
         ------------------------------------

Liabilities:
    Savings deposits:
         Interest bearing deposits                            $66,607,334        66,214,826
         Non interest bearing deposits                          2,506,839         3,937,467
    Borrowings                                                 10,600,000         2,700,000
    Accrued expenses and other liabilities                        805,722         2,463,240
    Accrued dividends payable                                      36,255                --
    Deferred income taxes                                          11,131                --
                                                              -----------        ----------
                Total liabilities                              80,567,281        75,315,533

Stockholders' equity:
    Common stock $0.01 par value: authorized 4,000,000
       shares:  issued and outstanding 362,553 shares3626           3,626             3,626
    Additional paid-in capital                                  2,249,725         2,249,725
    Contra equity - Employee stock ownership plan                (464,064)         (464,064)
    Contra equity - Management recognition plan                  (339,225)         (423,724)
    Retained income, substantially restricted                   7,239,469         6,992,716
    Unrealized net holding losses on available-for-sale
       portfolios, net of taxes                                      (940)          (24,276)
                                                              -----------        ----------
                Total stockholders' equity                      8,688,591         8,334,003
                                                              -----------        ----------
                Total liabilities and stockholders' equity    $89,255,872        83,649,536
                                                              ===========        ==========

See accompanying notes to financial statements.

                     PATAPSCO BANCORP, INC. AND SUBSIDIARY
                               DUNDALK, MARYLAND

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                   For Six Months Ended      For Three Months Ended
                                                 -----------------------    -----------------------
                                                        December 31,               December 31,
                                                     1997         1996          1997         1996
                                                 ----------   ----------    ----------   ----------
Interest income:
       Loans receivable                          $2,972,477    2,220,708     1,528,594    1,123,234
       Mortgage-backed securities                   103,517      293,055         2,870      123,086
       Investment securities                        240,890      118,102       128,553       53,482
       Federal funds sold and other investments     144,232      231,591       111,634      128,241
                                                 ----------   ----------    ----------   ----------
         Total interest income                    3,461,116    2,863,456     1,771,651    1,428,043
                                                 ----------   ----------    ----------   ----------

Interest expense:
       Savings deposits                           1,425,051    1,361,472       727,119      679,999
       Borrowings                                   293,297           --       163,123           --
                                                 ----------   ----------    ----------   ----------
         Total interest expense                   1,718,348    1,361,472       890,242      679,999
                                                 ----------   ----------    ----------   ----------
         Net interest income                      1,742,768    1,501,984       881,409      748,044

Provision for losses on loans                       120,000      120,000        60,000       60,000
                                                 ----------   ----------    ----------   ----------
         Net interest income after provision
           for losses on loans                    1,622,768    1,381,984       821,409      688,044
                                                 ----------   ----------    ----------   ----------

Noninterest income:
       Fees and service charges                     125,650      106,354        64,957       59,996
       Net gain (loss) on sales of securities         5,015        1,844        14,237           --
       Other                                         11,000        8,254         7,424        3,638
                                                 ----------   ----------    ----------   ----------
         Total noninterest income                   141,665      116,452        86,618       63,634
                                                 ----------   ----------    ----------   ----------

Noninterest expenses:
       Compensation and employee benefits           775,766      659,307       366,738      360,264
       Insurance premiums                            35,901      479,350        18,543       11,227
       Professional fees                             74,985       61,575        40,551       34,575
       Equipment expense                             62,397       53,131        29,275       26,634
       Net occupancy costs                           47,163       41,653        23,749       20,129
       Advertising                                   25,045       20,812        12,426       10,696
       Data processing                               53,263       44,858        27,004       22,994
       Other                                        184,706      151,398       102,827       78,874
                                                 ----------   ----------    ----------   ----------
         Total noninterest expense                1,259,226    1,512,084       621,113      565,393
                                                 ----------   ----------    ----------   ----------
         Income  (loss) before provision
            (benefit) for income taxes              505,207      (13,648)      286,914      186,285

Provision (benefit) for income taxes                185,943     (605,074)      105,005       71,975
                                                 ----------   ----------    ----------   ----------

         Net Income (loss)                       $  319,264      591,426       181,909      114,310
                                                 ==========   ==========    ==========   ==========

         Net income per share                    $     0.94         1.76          0.54         0.34
                                                 ==========   ==========    ==========   ==========

         Weighted average number of
           shares outstanding                       339,349      336,449       339,349      336,449
                                                 ==========   ==========    ==========   ==========

See accompanying notes to financial statements.

                     PATAPSCO BANCORP, INC. AND SUBSIDIARY
                               DUNDALK, MARYLAND

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                Six Months Ended December 31,
                                                                -----------------------------
                                                                     1997          1996
                                                                 -----------   -----------
Cash flows from operating activities:
 Net income                                                      $   319,264       591,426
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                                       61,601        57,392
   Provision for losses on loans                                     120,000       120,000
   Non-cash compensation under stock-based
    benefit plans                                                     84,499            --
   Amortization of premiums and discounts, net                        (2,346)        9,724
   Deferred loan origination fees, net of costs                       81,067        48,062
   (Gain) loss on sales of mortgage-backed
    securities and investment securities                              (5,015)       (1,844)
   Change in deferred income taxes                                  (247,131)     (588,903)
   (Increase) decrease in accrued interest on
    investments, prepaid expenses and other assets                    (4,582)       18,600
   (Decrease) increase in accrued expenses and
    other liabilities                                             (1,621,263)       67,602
                                                                 -----------   -----------
    Net cash (used in) provided by operating activities           (1,213,906)      322,059
                                                                 -----------   -----------

Cash flows from investing activities:
 Loan principal disbursements, net of repayments                  (5,852,446)   (2,930,501)
 Purchase of loans                                                (1,647,000)   (1,831,505)
 Purchase of property and equipment                                  (31,290)      (77,011)
 Purchase of stock in Federal Home Loan Bank of Atlanta              (13,800)           --
 Purchase of stock in Federal Reserve Bank of Richmond                    --      (101,550)
 Purchase of investment security available-for-sale               (5,028,125)           --
 Principal repayment on mortgage-backed securities
  available-for-sale                                               2,621,124       599,277
 Maturities of investment securities available-for-sale            2,000,000     2,500,000
 Sales of mortgage-backed securities available-for-sale            5,063,417     4,335,784
                                                                 -----------   -----------
    Net cash (used in) provided by
     investing activities                                         (2,888,120)    2,494,494

Cash flows from financing activities:
 Net increase (decrease) in deposits                              (1,038,120)      350,567
 Purchase of common stock for stock-based benefits plans                  --      (347,942)
 Dividends paid                                                      (36,255)           --
 Increase in borrowings                                            7,900,000            --
                                                                 -----------   -----------
    Net cash provided by financing activities                      6,825,625         2,625
                                                                 -----------   -----------

 Net increase in cash and cash equivalents                       $ 2,723,599     2,819,178

 Cash and cash equivalents at beginning of period                  5,113,187     7,424,465
                                                                 -----------   -----------
 Cash and cash equivalents at end of period                      $ 7,836,786    10,243,643
                                                                 ===========   ===========

Supplemental information:
 Interest paid on deposits and borrowed funds                    $ 1,425,813     1,363,106
 Income taxes paid                                                   295,000        49,400
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


NOTE 3: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the six and three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire year.


NOTE 4: CASH AND CASH EQUIVALENTS

Cash equivalents include short-term investments which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

NOTE 5: REGULATORY CAPITAL REQUIREMENTS

At December 31, 1997, the Company and the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Company's and Bank's regulatory capital position at December 31, 1997 (in thousands).

                                                                               To Be Well
                                                                            Capitalized Under
                                                           For Capital      Prompt Corrective
                                            Actual      Adequacy Purposes   Action Provisions
                                        -------------   -----------------   -----------------
                                        Amount  Ratio   Amount      Ratio   Amount      Ratio
---------------------------------------------------------------------------------------------
Patapsco Bancorp, Inc.:
  Total Capital (to Risk
   Weighted Assets)                     $8,690  17.39%  $3,997       8.00%  $4,996      10.00%

  Tier 1 Capital (to Risk
   Weighted Assets)                     $9,185  18.39%  $1,998       4.00%  $2,997       6.00%

  Tier 1 Capital (to Avergae
   Assets)                              $9,185  11.27%  $3,579       4.00%  $4,473       5.00%


The Patapsco Bancorp:
  Total Capital (to Risk
   Weighted Assets)                     $7,926  15.87%  $3,997       8.00%  $4,995      10.00%

  Tier 1 Capital (to Risk
   Weighted Assets)                     $8,421  16.86%  $1,997       4.00%  $2,997       6.00%

  Tier 1 Capital (to Avergae
   Assets)                              $8,421   9.41%  $3,578       4.00%  $4,473       5.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

        When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company' market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

        The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


POSSIBLE YEAR 2000 COMPUTER PROGRAM PROBLEMS

        A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operations of the Company. Data processing is also essential to most other financial institutions and many other companies.

        All of the material data processing of the Company that could be affected by this problem is provided by a third party service bureau. The service bureau of the Company has advised the Company that it expects to resolve this potential problem before the year 2000. However, if the service bureau is unable to resolve this potential problem in time, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operation of the Company.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND JUNE 30, 1997

        The Company's assets increased by $5.6 million or 6.7% to $89.3 million at December 31, 1997 from $83.6 million at June 30, 1997. The Company's net loans receivable increased by $7.8 million or 11.8% to $74.0 million at December 31, 1997 from $66.2 million at June 30, 1997. The increase in net loans receivable was comprised of $3.2 million residential real estate loans, $1.6 million construction loans, $2.0 million consumer loans, $500,000 commercial real estate loans and $500,000 in commercial loans. The growth of the loan portfolio was primarily funded through the use of borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") The Company's mortgage-backed securities decreased by $7.7 million or 100% to $0 at December 31, 1997 from $7.7 million at June 30, 1997, as a result of the sale of $5.1 million of securities classified as available-for-sale and principal repayment of $2.6 million. The intended use of the proceeds from the sale of mortgage-backed securities is to fund loan originations which are anticipated to have higher yields. The Company's investment securities portfolio increased by $3.0 million or 150.0% to $5.0 million at December 31, 1997 from $2.0 million at June 30, 1997. During the first quarter of fiscal 1998, the Company purchased a $5.0 million investment security through a leveraged transaction which was funded from a $5.0 million borrowing from the FHLB having similar maturities and a net interest rate spread of approximately 93 basis points. During the second quarter of fiscal 1998, the Company received a $2.0 million repayment of an investment security.

        The Company's borrowings, all of which consist of FHLB advances, increased by $7.9 million or 292.6% to $10.6 million at December 31, 1997 from $2.7 million at June 30, 1997. Deposits decreased by $1.1 million or by 1.6% to $69.1 million at December 31, 1997 from $70.2 million at June 30, 1997. The decrease in savings deposits was largely attributable to the $1.4 million decrease in noninterest-bearing deposits resulting from a $1.6 million decrease in the Company's checking account with the Bank which was established at fiscal year-end 1997 to pay the return of capital distribution to shareholders. Interest-bearing deposits increased by $393,000 which was attributable to interest crediting. Total stockholders' equity increased by $355,000 or 4.3% to $8.7 million at December 31, 1997 from $8.3 million at June 30, 1997. The increase in stockholders' equity was due primarily to $319,000 in net income, $85,000 of earned compensation in stock-based benefit plans and a $23,000 increase in the unrealized net holding losses on available-for-sale investment portfolio, net of taxes. Those increases in stockholders' equity were partially offset by $72,000 in dividends declared.


COMPARISON OF OPERATING RESULTS FOR THE QUARTERS AND SIX MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

Net Income
----------

        The Company's net income increased by $68,000 or 59.6% to $182,000 for the quarter ended December 31, 1997 from $114,000 for the quarter ended December 31, 1996. The increase was primarily due to a $133,000 increase in net interest income and a $23,000 increase in noninterest income, offset slightly by a $56,000 increase in noninterest expenses and a

$33,000 increase in provision for income taxes. The Company's net income for the six months ended December 31, 1997 was $319,000 as compared to $591,000 for the six months ended December 31, 1996. Net income for the six months ended December 31, 1996 was significantly affected by a $600,000 reduction in income tax expense and a $415,000 pretax deposit insurance premium expense. The $600,000 reduction in income tax expense was a partial reversal of the $740,000 tax bad debt reserve which was recorded in fiscal 1995, as a result of the Company's decision to convert its charter from a federal savings and loan to a state chartered commercial bank. The $415,000 deposit insurance premium expense resulted from a one-time assessment by the Federal Government to recapitalize the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Excluding these one-time charges, the Company would have earned approximately $246,000 for the six months ended December 31, 1996. On an adjusted basis, the Company's net income would have increased by $73,000 or 29.7% for the six months ended December 31, 1997 as compared to the six months ended December 31, 1996.

Interest Income
---------------

        Total interest income increased by $344,000 or 24.6% to $1.8 million for the quarter ended December 31, 1997 from $1.4 million for the quarter ended December 31, 1996. Total interest income increased by $598,000 or 20.6% to $3.5 million for the six months ended December 31, 1997 from $2.9 million for the six months ended December 31, 1996. The increase in the Company's interest income for the quarter ended December 31, 1997 as compared to the quarter ended December 31, 1996 was due to an increase of $10.1 million in the average balance of interest-earning assets to $87.1 million from $77.0 million and an increase of 71 basis points in the average yield on interest-earning assets to 8.13% from 7.42%. The increase in the Company's total interest income for the six months ended December 31, 1997 as compared to the six months ended December 31, 1996 was due to an increase of $9.0 million in the average balance of interest-earning assets to $86.1 million from $77.1 million and an increase of 61 basis points in the average yield on interest-earning assets to 8.04% from 7.43%. The increases in the average balance and average yield for the comparable three month and six month periods are primarily due to the growth in the Company's loan portfolio as discussed below.

        Interest income on loans receivable increased by $405,000 or 36.8% to $1.5 million for the quarter ended December 31, 1997 from $1.1 million for the quarter ended December 31, 1996. Interest income on loans receivable increased by $752,000 or 34.2% to $3.0 million for the six months ended December 31, 1997 from $2.2 million for the six months ended December 31, 1996. The increase in interest income on loans receivable during the three months and six months periods is primarily due to an increases in the average balance and average yield of loans receivable. During the three months ended December 31, 1997 as compared to the same period ended December 31, 1996 the average balance increased by $19.9 million or 35.2% to $72.3 million from $56.4 million and the average yield increased by 50 basis points to 8.46% from 7.96%. During the six months ended December 31, 1997 as compared to the same period ended December 31, 1996 the average balance of increased by $14.7 million or 26.5% to $70.6 million from $55.4 million and the average yield increased by 39 basis points to 8.41% from 8.02%.

        Interest income on mortgage-backed securities decreased by $120,000 or 97.6% to $3,000 for the quarter ended December 31, 1997 from $123,000 for the quarter ended December 31, 1996. Interest income on mortgage-backed securities decreased by $189,000 or 64.5% to $104,000 for the six months ended December 31, 1997 from $293,000 for the six months ended December 31, 1996. The decrease in interest income on mortgage-backed securities during the three months ended December 31, 1997 as comparable to the three months ended December 31, 1996 was primary attributable to a decrease of $7.8 million in the average balance of mortgage-backed securities to $200,000 from $8.0 million. The decrease in interest income on mortgage-backed securities during the comparable six month periods was primarily due to the decrease of $5.7 million in the average balance of mortgage-backed securities to $3.7 million from $9.4 million. During the three and six months periods ended December 31, 1997, the Company sold $3.0 million and $5.0 million of mortgage-backed securities, respectively to fund loan demand.

        Interest income on investment securities increased by $75,000 or $129,000 for the quarter ended December 31, 1997 from $54,000 for the quarter ended December 31, 1996. Interest income on investment securities increased by $123,000 or 104.2% to $241,000 during the six month ended December 31, 1997 from $118,000 during the six months ended December 31, 1996. The increase in interest income during the comparable quarters was primarily attributable to an increase of $3.8 million in the average balance of investment securities to $7.0 million from $3.2 million and an increase of 60 basis points in the average yield to 7.37% from 6.67%. The increase in interest income during the comparable six month periods was primary attributable to an increase of $3.0 million in the average balance of investment securities to $6.8 million from $3.8 million and an increase of 85 basis points in the average yield to 7.10% from 6.25%.

        Interest income on federal funds sold and other investments decreased by $16,000 or 12.5% to $112,000 for the quarter ended December 31, 1997 from $128,000 for the quarter ended December 31, 1996. Interest income on federal funds sold and other investments decreased by $87,000 or 37.7% to $144,000 for the six months ended December 31, 1997 from $231,000 for the six months ended December 31, 1996. Other investments consists of investments in the FHLB and the Federal Reserve Bank of Richmond. The decreases in interest income during the comparable quarters and six months periods were largely due to the decreases in the average balance of federal funds sold and other investments offset slightly by increases in the average yields. During the comparable quarters the average balance decreased by $1.5 million to $7.7 million from $9.2 million and the average yield increased 25 basis points to 5.80% from 5.55%. During the comparable six month periods the average balance decreased by $3.5 million to $4.9 million from $8.4 million and the average yield increased 37 basis points to 5.86% from 5.49%.

Interest Expense
----------------

        Total interest expense increased by $210,000 or 30.9% to $890,000 for the quarter ended December 31, 1997 from $680,000 for the quarter ended December 31, 1996. Total interest expense increased by $357,000 or 25.5% to $1.7 million for the six months ended December 31, 1997 from 1.4 million at December 31, 1996. The increases in interest expense were primarily due to the increases in the average balance and average yield of interest-bearing liabilities during the comparable periods largely attributable to an increase in borrowings to fund loan demand. During the quarter ended December 31, 1997 as compared to the quarter ended December 31, 1996 the average balance of interest-bearing liabilities increased by $14.6 million to $77.6 million from $63.0 million and the average rate increased 27 basis points to 4.59% from 4.32%. During the six months ended December 31, 1997 as compared to the six months ended December 31, 1996 the average balance of interest-bearing liabilities increased by $13.4 million to $76.3 million from $62.9 million and the average rate increased 17 basis points to 4.50% from 4.33%.

        Interest expense on deposits increased by $47,000 or 6.9% to $727,000 for the quarter ended December 31, 1997 from $680,000 for the quarter ended December 31, 1996. Interest expense on deposits increased by $64,000 or 4.7% to $1.43 million from $1.36 million for the six months ended December 31, 1996. The increase in interest expense on deposits during the comparable quarters was primarily attributable to an increase of $4.0 million in the average balance of interest-bearing deposits to $67.0 million from $63.0 million and an increase in the average rate by 2 basis points to 4.34% from 4.32%. The increase in interest expense on deposits during the comparable six month periods was primarily due to a $3.8 million increase in the average balance to $66.7 million from $62.9 million offset slightly by a decrease in the average rate to 4.27% from 4.33%.

        The Company incurred $163,000 and $293,000 of interest expense on borrowings during the quarter and six months ended December 31, 1997, respectively. The Company had no borrowings outstanding during the quarter and six months ended December 31, 1996 and therefore no expense. During the quarter ended September 30, 1997, the Company borrowed $10.6 million from the FHLB and paid off a $2.7 million borrowing from another financial institution. The average balance and average rate of borrowings outstanding during the quarter ended December 31, 1997 was $10.6 million and 6.15%, respectively. The average balance and average rate of borrowings outstanding during the six months ended December 31, 1997 was $9.6 million and 6.12%, respectively. The borrowings were used to fund loan growth and the purchase of a $5.0 million investment security.

Net Interest Income
-------------------

        The Company's net interest income increased by $133,000 or 17.8% to $881,000 for the quarter ended December 31, 1997 from $748,000 for the quarter ended December 31, 1996. Net interest income increased by $241,000 or 16.1% to $1.7 million for the six months ended December 31, 1997 from $1.5 million during the six months ended December 31, 1996. The increase in net interest income during the comparable quarters and six month periods were primarily due to an increase in each case of 44 basis points in the interest rate spread (net yield on average interest-earning assets less the rate paid on average interest-bearing liabilities) to 3.54% from 3.10%.

Average Balance Sheet
---------------------

        The following tables sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are daily balances.

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

                                                                   Three Months Ended December 31,
                                                 ----------------------------------------------------------------------
                                                            1997                                    1996
                                                 --------------------------------      --------------------------------
                                                                         Average                               Average
                                                 Average                 Yield/        Average                 Yield/
                                                 Balance     Interest    Rate (1)      Balance     Interest    Rate (1)
                                                 --------    --------    --------      --------    --------    --------
                                                                         (Dollars in thousands)
Interest-earning assets:
 Loans receivable (2)                            $ 72,275       1,528        8.46%     $ 56,443       1,123        7.96%
 Investment securities                              6,950         128        7.37%        3,239          54        6.67%
 Mortgage-backed securities                           196           3        6.12%        8,046         123        6.11%
 Federal funds sold and other
  interest-earning assets                           7,723         112        5.80%        9,231         128        5.55%
                                                 --------    --------    --------      --------    --------    --------
   Total interest earning assets                   87,144       1,771        8.13%       76,959       1,428        7.42%
                                                             --------    --------                  --------    --------
Noninterest-earning assets                          2,324                                 2,101
                                                 --------                              --------
   Total assets                                  $ 89,468                              $ 79,060
                                                 ========                              ========
Interest-bearing liabilities:
 Deposits (3)                                    $ 66,995         727        4.34%     $ 62,986         680        4.32%
 Borrowings                                        10,600         163        6.15%           --          --          --
                                                 --------    --------    --------      --------    --------    --------
   Total interest-bearing liabilities              77,595         890        4.59%       62,986         680        4.32%
                                                             --------    --------                  --------    --------
Noninterest-bearing liabilities                     3,303                                 3,350
                                                 --------                              --------
   Total liabilities                               80,898                                66,336
Stockholders' equity                                8,570                                12,724
                                                 --------                              --------
   Total liabilities and stockholders' equity    $ 89,468                              $ 79,060
                                                 ========                              ========

Net interest income                                          $    881                              $    748
                                                             ========                              ========
Interest rate spread                                                         3.54%                                 3.10%
                                                                         ========                              ========
Net yield on interest-earning assets                                         4.04%                                 3.89%
                                                                         ========                              ========
Ratio of average interest-earning assets
 to average interest-bearing liabilities                                   112.31%                               122.18%
                                                                         ========                              ========

----------------------------------------------------------
(1)     Yields and rates are annualized.
(2)     Includes nonaccrual loans.
(3)     Includes interest-bearing escrow accounts.

                                                                    Six Months Ended December 31,
                                                 ----------------------------------------------------------------------
                                                            1997                                    1996
                                                 --------------------------------      --------------------------------
                                                                         Average                               Average
                                                 Average                 Yield/        Average                 Yield/
                                                 Balance     Interest    Rate (1)      Balance     Interest    Rate (1)
                                                 --------    --------    --------      --------    --------    --------
                                                                         (Dollars in thousands)
Interest-earning assets:
 Loans receivable (2)                            $ 70,641    $  2,972        8.41%     $ 55,407    $  2,221        8.02%
 Investment securities                              6,789         241        7.10%        3,773         118        6.25%
 Mortgage-backed securities                         3,717         104        5.60%        9,444         293        6.20%
 Federal funds sold and other
  interest-earning assets                           4,911         144        5.86%        8,421         231        5.49%
                                                 --------    --------    --------      --------    --------    --------
   Total interest earning assets                   86,058       3,461        8.04%       77,045       2,863        7.43%
                                                             --------    --------                  --------    --------
Noninterest-earning assets                          2,666                                 1,796
                                                 --------                              --------
   Total assets                                  $ 88,724                              $ 78,841
                                                 ========                              ========
Interest-bearing liabilities:
 Deposits (3)                                    $ 66,709    $  1,425        4.27%     $ 62,890    $  1,361        4.33%
 Borrowings                                         9,574         293        6.12%           --          --          --
                                                 --------    --------    --------      --------    --------    --------
   Total interest-bearing liabilities              76,283       1,718        4.50%       62,890       1,361        4.33%
                                                             --------    --------                  --------    --------
Noninterest-bearing liabilities                     3,412                                 3,372
                                                 --------                              --------
   Total liabilities                               79,695                                66,262
Stockholders' equity                                8,510                                12,579
                                                 --------                              --------
   Total liabilities and stockholders' equity    $ 88,205                              $ 78,841
                                                 ========                              ========

Net interest income                                          $  1,743                              $  1,502
                                                             ========                              ========
Interest rate spread                                                         3.54%                                 3.10%
                                                                         ========                              ========
Net yield on interest-earning assets                                         4.05%                                 3.90%
                                                                         ========                              ========
Ratio of average interest-earning assets
 to average interest-bearing liabilities                                   112.81%                               122.51%
                                                                         ========                              ========

----------------------------------------------------------
(1)    Yields and rates are annualized.
(2)    Includes nonaccrual loans.
(3)    Includes interest-bearing escrow accounts.

Provision For Loan Losses
-------------------------

        Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses, based on prior loss experience, volume and type of collateral by the Company, industry standards and past due loans in the Company's loan portfolio. The Company's management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The Company provided $120,000 and $60,000 for loan losses during each of the six month periods and quarters ended December 31, 1997 and December 31, 1996, respectively. The provision for loan losses were made due to the Company's higher levels of consumer, construction and commercial loans, which generally entail a greater risk than single-family residential loans. The Company has increased its allowance for loan losses as a percentage of total loans outstanding, net of unearned origination fees to 0.67% at December 31, 1997 from 0.55% at December 31, 1996.


Noninterest Income
------------------

        The Company's noninterest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities and loans. Total noninterest income increased by $23,000 or 35.9% to $87,000 for the quarter ended December 31, 1997 from $64,000 for the quarter ended December 31, 1996. Total interest income increased by $25,000 or 21.6% to $142,000 during the six months ended December 31, 1997 from $116,000 during the six months ended December 31, 1996. The increase in noninterest income during the comparable quarters is primarily due to a $14,000 gain from the sale of mortgage-backed securities. The increase in total noninterest income during the comparable six month periods was primarily due to a $19,000 increase in fees and other service charges primarily related to checking accounts and a $5,000 net gain from the sales of mortgage-backed securities.

Noninterest Expenses
--------------------

        Total noninterest expenses increased by $56,000 or 9.9% to $621,000 for the quarter ended December 31, 1997 from $565,000 for the quarter ended December 31, 1996. Total noninterest expense decreased by $253,000 to $1.3 million during the six months ended December 31, 1997 from $1.5 million during the six months ended December 31, 1996. As discussed earlier, the Company incurred a $415,000 one time deposit insurance premium expense during the quarter ended September 30, 1996. Excluding the one time deposit insurance premium, the Company's noninterest expenses for the six months ended December 31, 1997 would have increased by $162,000 or 14.7%, from $1.1 million for the six months ended December 31, 1996. Compensation and employee benefits expense increased by $117,000 to $776,000 for the six month period ended December 31, 1997 from $659,000 for the six months ended December 31, 1996. The increase was largely attributable to expenses related to the Company's stock based benefit plans and expenses relating to the hiring of additional personnel. The Company's other expenses, consisting primarily of professional fees, equipment expense, net occupancy costs, advertising and data processing expenses increased by $75,000 during the six months ended December 31, 1997 as compared to the six months ended December 31, 1996. The Company's insurance premiums decreased by $28,000, after adjusting for the $415,000 one time deposit insurance premium, as a result of a lower premium assessment rate.

Income Taxes
------------

        The Company's provision for income taxes was $105,000 during the quarter ended December 31, 1997 compared to $72,000 for the quarter ended December 31, 1996. The Company's provision for income taxes was $186,000 during the six months ended December 31, 1997 compared to a tax benefit of $605,000 during the six months ended December 31, 1996. As discussed earlier, the Company reversed $600,000 of income tax expense and recorded a $160,000 tax benefit from the one time insurance premium of $415,000 during the quarter ended September 30, 1996. After adjusting for those one time charges the Company's provision for income taxes would have been $165,000 for the six months ended December 31, 1997.


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

        The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 1997, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $7.8 million. In addition, the Company has approximately $5.0 million of investment securities classified as available-for-sale.

        The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $1.7 million. Certificates of deposits which are scheduled to mature in less than one year at December 31, 1997 totaled $28.8 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

        The Company's primary uses of cash in investing activities during the six months ended December 31, 1997 were loan principal disbursements and purchases, net of repayments, of $7.5 million and the purchase of a $5.0 million investment security. The Company's primary sources of cash provided from investing activities during the six months ended December 31, 1997 were the sales and repayment of $5.0 million and $2.6 million of mortgage-backed securities, respectively and $2.0 million from a matured investment security.

        The Company's primary use of cash in financing activities during the six months ended December 31, 1997 consisted of a $1.0 million decrease in deposits. The Company's primary source of cash provided by financing activities during the six months ended December 31, 1997 consisted primarily of a $7.9 million increase in borrowings.

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


ITEM 1. LEGAL PROCEEDINGS
                None.

ITEM 2. CHANGES IN SECURITIES
                None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
                None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
                The following table sets forth matters which were voted upon at the Company's Annual meeting of Stockholders held on October 23, 1997:

                                         Votes    Votes    Votes
                                          For    Against  Witheld
                                        -------  -------  -------
        Elections of Directors:

        Joseph J. Bouffard              300,757        0      115
        Nicole N. Kantorski             300,682        0      190

ITEM 5.         OTHER INFORMATION
                None

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   The following exhibit is filed herewith:

                        Exhibit 27      Financial Data Schedule

                  (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                  SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PATAPSCO BANCORP, INC.


Date:  February 10, 1998            /s/  Joseph J. Bouffard
                                    --------------------------------------------
                                    Joseph J. Bouffard
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date:  February 10, 1998            /s/  Timothy C. King
                                    --------------------------------------------
                                    Timothy C. King
                                    Vice President and Controller
                                    (Principal Financial and Accounting Officer)