Form 10QSB
period 1998-03-31
PATAPSCO BANCORP INC
filed 1998-05-12
CIK 1003961

                United States Securities and Exchange Commission
                            Washington, D. C. 20549


                                  FORM 10-QSB


(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

     For the quarterly period ended March 31, 1998

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

     For the transition period from            to
                                    ----------    -----------

Commission File Number: 0-28032


                             PATAPSCO BANCORP, INC.
                             ----------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


           Maryland                                         52-1951797
-------------------------------                          -----------------
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
Yes X  No
   ---    ---

     As of May 8, 1998, the issuer had 362,553 shares of Common Stock issued and outstanding.

     Traditional Small Business Disclosure Format (check one):

     Yes    No X
        ---   ---

                                    Contents
                                    --------

Part I.  Financial Information                                                              Page
         ---------------------                                                              ----
Item I.  Financial Statements

         Consolidated Statements of Financial Condition at March 31, 1998
           and March 31, 1997 ........................................................       2

         Consolidated Statements of Income for the Nine and Three Month
           Periods Ended March 31, 1998 and 1997 .....................................       3

         Consolidated Statements of Cash Flows for the Nine Month
           Periods Ended March 31, 1998 and 1997 .....................................       4

         Notes to Consolidated Financial Statements ..................................     5-6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ......................................................   7-17

Part II.  Other Information
          -----------------
Item 1.   Legal Proceedings ..........................................................      18

Item 2.   Changes in Securities ......................................................      18

Item 3.   Defaults Upon Senior Securities ............................................      18

Item 4.   Submission of Matters to a Vote of Security Holders ........................      18

Item 5.   Other Information ..........................................................      18

Item 6.   Exhibits and Reports on Form 8-K  ..........................................      18


Signatures  ..........................................................................      19

                     Patapsco Bancorp, Inc. and Subsidiary
                               Dundalk, Maryland

                Consolidated Statements of Financial Condition

                                                                                    March 31,               June 30,
                                                                                      1998                    1997
                                                                                      ----                    ----
                                                                                  (unaudited)
           Assets
           ------
Cash:
       On hand and due from banks                                                 $    849,669              161,895
       Interest bearing deposits in other banks                                        376,866                3,698
Federal funds sold                                                                   6,634,567            4,947,594
Investment securities, at fair value                                                 5,128,181            1,989,380
Mortgage-backed securities, at fair value                                                 --              7,678,517
Loans receivable, net                                                               75,371,472           66,236,126
Investment in securities required by law, at cost                                      675,650              622,050
Property and equipment, net                                                          1,079,154            1,117,454
Deferred income taxes                                                                     --                236,000
Accrued interest, prepaid expenses and other assets                                    688,166              656,822
                                                                                  ------------         ------------
             Total assets                                                         $ 90,803,725           83,649,536
                                                                                  ============         ============

          Liabilities and Stockholders' Equity
          ------------------------------------

Liabilities:
       Savings deposits:
          Interest bearing deposits                                               $ 67,115,068           66,214,826
          Non interest bearing deposits                                              2,575,830            3,937,467
       Borrowings                                                                   10,200,000            2,700,000
       Accrued expenses and other liabilities                                        2,024,532            2,463,240
       Accrued dividends payable                                                        36,255                 --
       Deferred income taxes                                                            15,663                 --
                                                                                  ------------         ------------
             Total liabilities                                                      81,967,348           75,315,533

Stockholders' equity:
       Common stock $0.01 par value: authorized 4,000,000
         shares: issued and outstanding 362,553 shares                                   3,626                3,626
       Additional paid-in capital                                                    2,249,725            2,249,725
       Contra equity - Employee stock ownership plan                                  (464,064)            (464,064)
       Contra equity - Management recognition plan                                    (339,225)            (423,724)
       Retained income, substantially restricted                                     7,381,749            6,992,716
       Unrealized net holding gains (losses) on available-for-sale
         portfolios, net of taxes                                                        4,566              (24,276)
                                                                                  ------------         ------------
             Total stockholders' equity                                              8,836,377            8,334,003
                                                                                  ------------         ------------
             Total liabilities and stockholders' equity                           $ 90,803,725           83,649,536
                                                                                  ============         ============


See accompanying notes to financial statements.

                     Patapsco Bancorp, Inc. and Subsidiary
                               Dundalk, Maryland

                     Consolidated Statements of Operations
                                  (unaudited)

                                                            For Nine Months Ended               For Three Months Ended
                                                            ---------------------               ----------------------
                                                                  March 31,                             March 31,
                                                                  ---------                             ---------
                                                          1998                1997               1998               1997
                                                          ----                ----               ----               ----
Interest income:
    Loans receivable                                  $  4,537,938          3,403,793          1,565,461          1,183,085
    Mortgage-backed securities                             103,517            414,055                  0            121,000
    Investment securities                                  324,730            154,413             83,840             36,311
    Federal funds sold and other investments               255,012            357,806            110,780            126,215
                                                       -----------        -----------        -----------        -----------
        Total interest income                            5,221,197          4,330,067          1,760,081          1,466,611
                                                       -----------        -----------        -----------        -----------

Interest expense:
    Savings deposits                                     2,130,388          2,019,077            705,337            657,605
    Borrowings                                             448,535              --               155,238              --
                                                       -----------        -----------        -----------        -----------
        Total interest expense                           2,578,923          2,019,077            860,575            657,605
                                                       -----------        -----------        -----------        -----------
        Net interest income                              2,642,274          2,310,990            899,506            809,006
Provision for losses on loans                              180,000            180,000             60,000             60,000
                                                       -----------        -----------        -----------        -----------
        Net interest income after provision
          for losses on loans                            2,462,274          2,130,990            839,506            749,006
                                                       -----------        -----------        -----------        -----------

Noninterest income:
    Fees and service charges                               186,032            152,125             60,382             45,771
    Net gain (loss) on sales of securities                   5,015              1,844                  0              --
    Other                                                   13,849             11,408              2,849              3,154
                                                       -----------        -----------        -----------        -----------
        Total noninterest income                           204,896            165,377             63,231             48,925
                                                       -----------        -----------        -----------        -----------

Noninterest expenses:
    Compensation and employee benefits                   1,164,482          1,019,438            388,716            360,131
    Insurance premiums                                      54,256            497,378             18,355             18,028
    Professional fees                                      105,991             87,746             31,006             26,171
    Equipment expense                                       88,642             83,119             26,245             29,988
    Net occupancy costs                                     66,903             60,697             19,740             19,044
    Advertising                                             34,827             32,419              9,782             11,607
    Data processing                                         82,902             71,378             29,639             26,520
    Other                                                  278,487            230,278             93,781             78,880
                                                       -----------        -----------        -----------        -----------
        Total noninterest expense                        1,876,490          2,082,453            617,264            570,369
                                                       -----------        -----------        -----------        -----------
        Income (loss) before provision (benefit)
           for income taxes                                790,680            213,914            285,473            227,562

Provision (benefit) for income taxes                       292,881           (517,189)           106,938             87,885
                                                       -----------        -----------        -----------        -----------
        Net Income (loss)                             $    497,799            731,103            178,535            139,677
============================================================================================================================
Net income per common share:
    Basic                                             $       1.47               2.17               0.53               0.42
    Fully diluted                                             1.47               2.17               0.53               0.42
============================================================================================================================

See accompanying notes to financial statements.

                     Patapsco Bancorp, Inc. and Subsidiary
                               Dundalk, Maryland

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                         Nine Months Ended March 31,
                                                                                         ---------------------------
                                                                                          1998                  1997
                                                                                          ----                  ----
Cash flows from operating activities:
       Net income                                                                     $   497,799             731,103
       Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation                                                                   89,403              89,384
            Provision for losses on loans                                                 180,000             180,000
            Non-cash compensation under stock-based
              benefit plans                                                                84,499                --
            Amortization of premiums and discounts, net                                     5,862              14,317
            Deferred loan origination fees, net of costs                                   62,549              57,507
            (Gain) loss on sales of mortgage-backed
              securities and investment securities                                         (5,015)             (1,844)
            Change in deferred income taxes                                              (251,663)           (640,000)
            (Increase) decrease in accrued interest on
              investments, prepaid expenses and other assets                              (31,344)              1,594
            (Decrease) increase in accrued expenses and
              other liabilities                                                          (403,453)            203,083
                                                                                      -----------         -----------
              Net cash provided by operating activities                                   228,637             635,144
                                                                                      -----------         -----------

Cash flows from investing activities:
       Loan principal disbursements, net of repayments                                 (7,024,930)         (6,506,651)
       Purchase of loans                                                               (1,973,600)         (2,617,655)
       Purchase of property and equipment                                                 (51,103)           (167,182)
       Purchase of stock in Federal Home Loan Bank of Atlanta                             (49,300)               --
       Purchase of stock in Federal Reserve Bank of Richmond                               (4,300)           (131,550)
       Purchase of investment security available-for-sale                              (5,028,125)               --
       Principal repayment on mortgage-backed securities
         available-for-sale                                                             2,621,124             722,492
       Maturities of investment securities available-for-sale                           2,000,000           2,500,000
       Sales of mortgage-backed securities available-for-sale                           5,063,417           4,335,784
                                                                                      -----------         -----------

              Net cash used in investing activities                                    (4,446,817)         (1,864,762)

Cash flows from financing activities:
       Net increase (decrease) in deposits                                               (461,395)          1,128,077
       Purchase of common stock for stock-based benefits plans                               --              (423,724)
       Dividends paid                                                                     (72,510)               --
       Increase in borrowings                                                           7,500,000                --
                                                                                      -----------         -----------
              Net cash provided by financing activities                                 6,966,095             704,353
                                                                                      -----------         -----------

       Net increase (decrease) in cash and cash equivalents                           $ 2,747,915            (525,265)

       Cash and cash equivalents at beginning of period                                 5,113,187           7,424,465
                                                                                      -----------         -----------
       Cash and cash equivalents at end of period                                     $ 7,861,102          10,243,643
                                                                                      ===========         ===========

Supplemental information:
       Interest paid on deposits and borrowed funds                                   $ 2,578,673           2,018,159
       Income taxes paid                                                                  395,000             151,900
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

Note 3: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the nine and three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year.

Note 4: Cash and Cash Equivalents

Cash equivalents include short-term investments which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

Note 5: Regulatory Capital Requirements

At March 31, 1998, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at March 31, 1998 (in thousands).



                                                                  To Be Well
                                                               Capitalized Under
                                              For Capital      Prompt Corrective
                             Actual        Adequacy Purposes   Action Provisions
                         ---------------   -----------------   -----------------
                         Amount   Ratio     Amount   Ratio       Amount   Ratio
--------------------------------------------------------------------------------
Total Capital (to Risk
  Weighted Assets)       $8,629   16.48%    $4,190   8.00%       $5,238   10.00%

Tier 1 Capital (to Risk
  Weighted Assets)       $8,104   15.47%    $2,095   4.00%       $3,143    6.00%

Tier 1 Capital (to
  Average Assets)        $8,104    9.04%    $3,586   4.00%       $4,483    5.00%

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

     All of the material data processing of the Company that could be affected by this problem is provided by a third party service bureau. Management closely monitors the progress of the service bureau in resolving this potential problem and reports the status of the service bureau's progress to the Company's Audit Committee on a quarterly basis. The service bureau has advised the Company that it expects to resolve this potential problem before the year 2000 by completing all implementation procedures by December 31, 1998 to allow for testing to occur in 1999. However, if the service bureau is unable to resolve this potential problem in time, the Company would seek to retain a replacement service bureau and would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operation of the Company.

Comparison of Financial Condition at March 31, 1998 and June 30, 1997

     The Company's assets increased by $7.2 million or 8.6% to $90.8 million at March 31, 1998 from $83.6 million at June 30, 1997. The Company's net loans receivable increased by $9.2 million or 13.9% to $75.4 million at March 31, 1998 from $66.2 million at June 30, 1997. The increase in net loans receivable was comprised of $2.3 million residential real estate loans, $1.7 million construction loans, $2.4 million consumer loans, $2.1 million commercial real estate loans and $700,000 in commercial loans. The growth of the loan portfolio was primarily funded through the use of borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") The Company's mortgage-backed securities decreased by $7.7 million or 100% to $0 at March 31, 1998 from $7.7 million at June 30, 1997, as a result of the sale of $5.1 million of securities classified as available-for-sale and principal repayment of $2.6 million. The intended use of the proceeds from the sale of mortgage-backed securities is to fund loan originations which are anticipated to have higher yields. The Company's investment securities portfolio increased by $3.1 million or 150.0% to $5.1 million at March 31, 1998 from $2.0 million at June 30, 1997. During the first quarter of fiscal 1998, the Company purchased a $5.0 million investment security through a leveraged transaction which was funded from a $5.0 million borrowing from the FHLB having similar maturities of five years and a net interest rate spread of approximately 93 basis points. During the second quarter of fiscal 1998, the Company received a $2.0 million repayment of an investment security.

     The Company's borrowings, all of which consist of FHLB advances, increased by $7.5 million or 277.8% to $10.2 million at March 31, 1998 from $2.7 million at June 30, 1997. Deposits decreased by $461,000 or by 0.7% to $69.7 million at March 31, 1998 from $70.2 million at June 30, 1997. The decrease in savings deposits was largely attributable to the $1.4 million decrease in noninterest-bearing deposits resulting from a $1.6 million decrease in the Company's checking account with the Bank which was established at fiscal year-end 1997 to pay the return of capital distribution to shareholders. Interest-bearing deposits increased by $900,000 which was attributable to interest crediting. Total stockholders' equity increased by $502,000 or 6.0% to $8.8 million at March 31, 1998 from $8.3 million at June 30, 1997. The increase in stockholders' equity was due primarily to $498,000 in net income, $85,000 of earned compensation in stock-based benefit plans and a $29,000 increase in the unrealized net holding losses on available-for-sale investment portfolio, net of taxes. Those increases in stockholders' equity were partially offset by $110,000 in dividends declared.


Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 1998 and March 31, 1997

Net Income
----------

     The Company's net income increased by $39,000 or 27.9% to $179,000 for the quarter ended March 31, 1998 from $140,000 for the quarter ended March 31, 1997. The increase was primarily due to a $91,000 increase in net interest income and a $14,000 increase in noninterest income, offset in part by a $47,000 increase in noninterest expenses and a $19,000 increase in provision for income taxes. The Company's net income for the nine months ended March 31, 1998 was $498,000 as compared to $731,000 for the nine months ended March 31, 1997. Net income for the nine months ended March 31, 1997 was significantly affected by a $600,000 reduction in income tax expense and a $415,000 pretax deposit insurance premium expense. The $600,000 reduction in income tax expense was a partial reversal of the $740,000 tax bad debt reserve which was recorded in fiscal 1995, as a result of the Company's decision to convert its charter from a federal savings and loan to a state chartered commercial bank. The $415,000 deposit insurance premium expense resulted from a one-time assessment by the Federal Government to recapitalize the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Excluding these one-time charges, the Company would have earned approximately $386,000 for the nine months ended March 31, 1997. On an adjusted basis, the Company's net income would have increased by $112,000 or 29.0% for the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997.

Interest Income
---------------

     Total interest income increased by $293,000 or 19.5% to $1.8 million for the quarter ended March 31, 1998 from $1.5 million for the quarter ended March 31, 1997. Total interest income increased by $891,000 or 20.7% to $5.2 million for the nine months ended March 31, 1998 from $4.3 million for the nine months ended March 31, 1997. The increase in the Company's total interest income for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 was due to an increase of $8.9 million in the average balance of interest-earning assets to $86.7 million from $77.8 million and an increase of 57 basis points in the average yield on interest-earning assets to 8.12% from 7.55%. The increase in the Company's total interest income for the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997 was due to an increase of $8.9 million in the average balance of interest-earning assets to $86.3 million from $77.4 million and an increase of 61 basis points in the average yield on interest-earning assets to 8.07% from 7.46%. The increases in the average balance and average yield for the comparable three month and nine month periods are primarily due to the growth in the Company's loan portfolio as discussed below.

     Interest income on loans receivable increased by $382,000 or 31.8% to $1.6 million for the quarter ended March 31, 1998 from $1.2 million for the quarter ended March 31, 1997. Interest income on loans receivable increased by $1.1 million or 32.4% to $4.5 million for the nine months ended March 31, 1998 from $3.4 million for the nine months ended March 31, 1997. The increase in interest income on loans receivable during the three months and nine months periods is primarily due to an increases in the average balance and average yield of loans receivable. During the three months ended March 31, 1998 as compared to the same period ended March 31, 1997 the average balance increased by $14.6 million or 24.7% to $73.8 million from $59.2 million and the average yield increased by 49 basis points to 8.48% from 7.99%. During the nine months ended March 31, 1998 as compared to the same period ended March 31, 1997 the average balance of increased by $14.9 million or 25.2% to $71.7 million from $56.8 million and the average yield increased by 45 basis points to 8.44% from 7.99%.

     Interest income on mortgage-backed securities decreased by $121,000 or 100% to $0 for the quarter ended March 31, 1998 from $121,000 for the quarter ended March 31, 1997. Interest income on mortgage-backed securities decreased by $310,000 or 74.9% to $104,000 for the nine months ended March 31, 1998 from $414,000 for the nine months ended March 31, 1997. The decrease in interest income on mortgage-backed securities during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 was primary attributable to a decrease of $7.9 million in the average balance of mortgage-backed securities to $0 from $7.9 million. The decrease in interest income on mortgage-backed securities during the comparable nine month periods was primarily due to the decrease of $6.5 million in the average balance of mortgage-backed securities to $2.5 million from $9.0 million. During the three and nine month periods ended March 31, 1998, the Company sold $3.0 million and $5.0 million of mortgage-backed securities, respectively to fund loan demand.

     Interest income on investment securities increased by $48,000 or 133.3% to $84,000 for the quarter ended March 31, 1998 from $36,000 for the quarter ended March 31, 1997. Interest income on investment securities increased by $170,000 or 110.4% to $324,000 during the nine month ended March 31, 1998 from $154,000 during the nine months ended March 31, 1997. The increase in interest income during the comparable quarters was primarily attributable to an increase of $3.1 million in the average balance of investment securities to $5.1 million from $2.0 million offset slightly by a decrease of 86 basis points in the average yield to 6.58% from 7.44%. The increase in interest income during the comparable nine month periods was primary attributable to an increase of $3.0 million in the average balance of investment securities to $6.2 million from $3.2 million and an increase of 62 basis points in the average yield to 6.96% from 6.34%.

     Interest income on federal funds sold and other investments decreased by $15,000 or 11.9% to $111,000 for the quarter ended March 31, 1998 from $126,000 for the quarter ended March 31, 1997. Interest income on federal funds sold and other investments decreased by $103,000 or 28.8% to $255,000 for the nine months ended March 31, 1998 from $358,000 for the nine months ended March 31, 1997. Other investments consists of investments in the FHLB and the Federal Reserve Bank of Richmond. The decrease in interest income on federal funds sold and other investments during the comparable quarters were largely due to the decrease in the average balance and the average yield. The decreases in interest income on federal funds sold and other investments during the comparable nine month periods were primarily due to the decrease in the average balance offset slightly by an increase in the average yield. During the comparable quarters the average balance decreased by $900,000 to $7.7 million from $8.6 million and the average yield decreased by 10 basis points to 5.73% from 5.83%. During the comparable nine month periods the average balance decreased by $2.5 million to $5.9 million from $8.4 million and the average yield increased by 11 basis points to 5.81% from 5.70%.

Interest Expense
----------------

     Total interest expense increased by $203,000 or 30.9% to $861,000 for the quarter ended March 31, 1998 from $658,000 for the quarter ended March 31, 1997. Total interest expense increased by $560,000 or 28.0% to $2.6 million for the nine months ended March 31, 1998 from

$2.0 million for the nine month period ended March 31, 1997. The increases in interest expense were primarily due to the increases in the average balance and average yield of interest-bearing liabilities during the comparable periods largely attributable to an increase in borrowings to fund loan demand. During the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 the average balance of interest-bearing liabilities increased by $13.7 million to $77.0 million from $63.3 million and the average rate increased 31 basis points to 4.47% from 4.16%. During the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997 the average balance of interest-bearing liabilities increased by $13.5 million to $76.5 million from $63.0 million and the average rate increased 22 basis points to 4.49% from 4.27%.

     Interest expense on deposits increased by $47,000 or 7.1% to $705,000 for the quarter ended March 31, 1998 from $658,000 for the quarter ended March 31, 1997. Interest expense on deposits increased by $111,000 or 5.6% to $2.1 million from $2.0 million for the nine months ended March 31, 1997. The increase in interest expense on deposits during the comparable quarters was primarily attributable to an increase of $3.4 million in the average balance of interest-bearing deposits to $66.7 million from $63.3 million and an increase in the average rate by 6 basis points to 4.22% from 4.16%. The increase in interest expense on deposits during the comparable nine month periods was primarily due to a $3.7 million increase in the average balance to $66.7 million from $63.0 million offset slightly by a decrease in the average rate to 4.26% from 4.27%.

     The Company incurred $155,000 and $449,000 of interest expense on borrowings during the quarter and nine months ended March 31, 1998, respectively. The Company had no borrowings outstanding during the quarter and nine months ended March 31, 1997 and therefore no expense. During the quarter ended March 31, 1998, the Company borrowed $10.6 million from the FHLB and paid off a $2.7 million borrowing from another financial institution. The average balance and average rate of borrowings outstanding during the quarter ended March 31, 1998 was $10.3 million and 6.03%, respectively. The average balance and average rate of borrowings outstanding during the nine months ended March 31, 1998 was $9.8 million and 6.10%, respectively. The borrowings were used to fund loan growth and the purchase of a $5.0 million investment security.

Net Interest Income
-------------------

     The Company's net interest income increased by $91,000 or 11.2% to $900,000 for the quarter ended March 31, 1998 from $809,000 for the quarter ended March 31, 1997. Net interest income increased by $331,000 or 14.4% to $2.6 million for the nine months ended March 31, 1998 from $2.3 million during the nine months ended March 31, 1997. The increase in net interest income during the comparable quarters and nine month periods were primarily due to increases in the interest rate spread (net yield on average interest-earning assets less the rate paid on average interest-bearing liabilities). The interest rate spread increased by 27 basis points and 39 basis points to 3.66% and 3.58%, respectively during the quarter and nine months ended March 31, 1998 from 3.39% and 3.19% during the quarter and nine months ended March 31, 1997, respectively.

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


                                                                                 Three Months Ended March 31,
                                                       -----------------------------------------------------------------------------
                                                                       1998                                   1997
                                                       ------------------------------------- ---------------------------------------
                                                                                  Average                                  Average
                                                        Average                   Yield/        Average                    Yield/
                                                        Balance      Interest     Rate (1)      Balance     Interest       Rate (1)
                                                        -------      --------    --------       -------     --------       --------
                                                                                    (Dollars in thousands)
Interest-earning assets:
     Loans receivable (2)                              $73,806         1,565         8.48%      $59,245       1,183          7.99%
     Investment securities                               5,106            84         6.58%        1,989          37          7.44%
     Mortgage-backed securities                           --             --           --          7,871         121          6.15%
     Federal funds sold and other
       interest-earning assets                           7,742           111         5.73%        8,651         126          5.83%
                                                       -------       -------       -------      -------     -------         ------
       Total interest earning assets                    86,654         1,760         8.12%       77,756       1,467          7.55%
                                                                     -------       -------      -------     -------         ------
Noninterest-earning assets                               3,099                                    1,688
                                                       -------                                  -------
       Total assets                                    $89,753                                  $79,444
                                                       =======                                  =======

Interest-bearing liabilities:
     Deposits (3)                                      $66,748           705         4.22%      $63,284         658          4.16%
     Borrowings                                         10,290           155         6.03%         --           --            --
                                                       -------       -------       -------      --------      ------        ------
       Total interest-bearing liabilities               77,038           860         4.47%       63,284         658          4.16%
                                                                     -------       -------                    ------        ------
Noninterest-bearing liabilities                          3,965                                    3,520
                                                       -------                                  -------
       Total liabilities                                81,003                                   66,804
Stockholders' equity                                     8,750                                   12,640
                                                       -------                                  -------
       Total liabilities and stockholders' equity      $89,753                                  $79,444
                                                       =======                                  =======

Net interest income                                                  $   900                                $   809
                                                                     =======                                =======
Interest rate spread                                                                 3.66%                                   3.39%
                                                                                   =======                                  ======

Net yield on interest-earning assets                                                 4.15%                                   4.16%
                                                                                   =======                                  ======

Ratio of average interest-earning assets
     to average interest-bearing liabilities                                       112.48%                                 122.87%
                                                                                   =======                                 =======


------------------------------------------------------
(1) Yields and rates are annualized.
(2) Includes nonaccrual loans.
(3) Includes interest-bearing escrow accounts.


                                                                                 Nine Months Ended March 31,
                                                          --------------------------------------------------------------------------
                                                                          1998                                1997
                                                          ------------------------------------  ------------------------------------
                                                                                    Average                                Average
                                                           Average                  Yield/       Average                   Yield/
                                                           Balance      Interest    Rate (1)     Balance     Interest      Rate (1)
                                                           -------      --------    --------     -------     --------      --------
                                                                                  (Dollars in thousands)
Interest-earning assets:
     Loans receivable (2)                                  $71,696       4,538        8.44%      $56,772     $ 3,404         7.99%
     Investment securities                                   6,228         325        6.96%        3,238         154         6.34%
     Mortgage-backed securities                              2,478         103        5.54%        8,966         414         6.16%
     Federal funds sold and other
      interest-earning assets                                5,855         255        5.81%        8,372         358         5.70%
                                                           -------     -------      -------      -------     -------       -------
        Total interest earning assets                       86,257       5,221        8.07%       77,348       4,330         7.46%
                                                                       -------      -------                  -------       -------
Noninterest-earning assets                                   2,464                                 1,717
                                                           -------                               -------
         Total assets                                      $88,721                               $79,065
                                                           =======                               =======

Interest-bearing liabilities:
     Deposits (3)                                          $66,721       2,130        4.26%      $63,042     $ 2,019         4.27%
     Borrowings                                              9,813         449        6.10%         --           --            --
                                                           -------     -------      -------      -------     -------       -------
        Total interest-bearing liabilities                  76,534       2,579        4.49%       63,042       2,019         4.27%
                                                                       -------      -------                  -------       -------
Noninterest-bearing liabilities                              3,597                                 3,425
                                                           -------                               -------
         Total liabilities                                  80,131                                66,467
Stockholders' equity                                         8,590                                12,598
                                                           -------                               -------
         Total liabilities and stockholders' equity        $88,721                               $79,065
                                                           =======                               =======

Net interest income                                                    $ 2,642                               $ 2,311
                                                                       =======                               =======
Interest rate spread                                                                  3.58%                                  3.19%
                                                                                    =======                                =======
Net yield on interest-earning assets                                                  4.08%                                  3.98%
                                                                                    =======                                =======
Ratio of average interest-earning assets
     to average interest-bearing liabilities                                        112.70%                                122.69%
                                                                                    =======                                =======

--------------------------------------------------------
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.
(3)  Includes interest-bearing escrow accounts.

Provision For Loan Losses
-------------------------

     Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses, based on prior loss experience, volume and type of collateral by the Company, industry standards and past due loans in the Company's loan portfolio. The Company's management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The Company provided $180,000 and $60,000 for loan losses during each of the nine month periods and quarters ended March 31, 1998 and March 31, 1997, respectively. The provision for loan losses were made due to the Company's higher levels of consumer, construction and commercial loans, which generally entail a greater risk than single-family residential loans. The Company has increased its allowance for loan losses as a percentage of total loans outstanding, net of unearned origination fees to 0.69% at March 31, 1998 from 0.56% at March 31, 1997.

Noninterest Income
------------------

     The Company's noninterest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities and loans. Total noninterest income increased by $14,000 or 28.6% to $63,000 for the quarter ended March 31, 1998 from $49,000 for the quarter ended March 31, 1997. Total interest income increased by $40,000 or 24.2% to $205,000 during the nine months ended March 31, 1998 from $165,000 during the nine months ended March 31, 1997. The increase in total noninterest income during the comparable quarters and nine month periods were primarily due to increases in fees and other service charges primarily related to checking accounts.

Noninterest Expenses
--------------------

     Total noninterest expenses increased by $47,000 or 8.2% to $617,000 for the quarter ended March 31, 1998 from $570,000 for the quarter ended March 31, 1997. Total noninterest expense decreased by $206,000 to $1.9 million during the nine months ended March 31, 1998 from $2.1 million during the nine months ended March 31, 1997. As discussed earlier, the Company incurred a $415,000 one time deposit insurance premium expense during the nine months ended March 31, 1997. Excluding the one time deposit insurance premium, the Company's noninterest expenses for the nine months ended March 31, 1998 would have increased by $209,000 or 12.3%, from $1.7 million for the nine months ended March 31, 1997. Compensation and employee benefits expense increased by $145,000 to $1.16 million for the nine month period ended March 31, 1998 from $1.02 million for the nine months ended March 31, 1997. The increase was largely attributable to expenses related to the Company's stock based benefit plans and expenses relating to the hiring of additional personnel. The Company's other expenses, consisting primarily of professional fees, equipment expense, net occupancy costs, advertising and data processing expenses increased by $64,000 during the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997. The Company's insurance premiums decreased by $28,000, after adjusting for the $415,000 one time deposit insurance premium, as a result of a lower premium assessment rate.

Income Taxes
------------

     The Company's provision for income taxes was $107,000 during the quarter ended March 31, 1998 compared to $88,000 for the quarter ended March 31, 1997. The Company's provision for income taxes was $293,000 during the nine months ended March 31, 1998 compared to a tax benefit of $517,000 during the nine months ended March 31, 1997. As discussed earlier, the Company reversed $600,000 of income tax expense and recorded a $160,000 tax benefit from the one time insurance premium of $415,000 during the nine months ended March 31, 1997. After adjusting for those one time charges the Company's provision for income taxes would have been $243,000 for the nine months ended March 31, 1998.

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

     The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 1998, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $7.9 million. In addition, the Company has approximately $5.0 million of investment securities classified as available-for-sale.

     The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $1.9 million. Certificates of deposits which are scheduled to mature in less than one year at March 31, 1998 totaled $27.6 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

     The Company's primary uses of cash in investing activities during the nine months ended March 31, 1998 were loan principal disbursements and purchases, net of repayments, of $7.0 million and the purchase of a $5.0 million investment security. The Company's primary sources of cash provided from investing activities during the nine months ended March 31, 1998 were the sales and repayment of $5.0 million and $2.6 million of mortgage-backed securities, respectively and $2.0 million from a matured investment security.

     The Company's primary use of cash in financing activities during the nine months ended March 31, 1998 consisted of a $461,000 decrease in deposits. The Company's primary source of cash provided by financing activities during the nine months ended March 31, 1998 consisted primarily of a $7.5 million increase in borrowings.

     As discussed in Note 5 - Regulatory Capital Requirements, the Company and the Bank exceeded all regulatory minimum capital requirements.

Impact of New Accounting Standards
----------------------------------

     Disclosures about Segments of an Enterprise and Related Information. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131). SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Earlier application is encouraged. Management has not determined when it will adopt the provisions of SFAS No. 131 but believes that it will not have a material effect on the financial condition or results of operations of the Company.

     Statement on Employers Disclosures About Pensions and Other Postretirement Benefits. In February 1998, the FASB issued SFAS 132 which standardizes disclosure requirements for pensions and postretirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997. Management believes the adoption of this Statement will not have a material effect on the financial statements of the Company.

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

Item 4.   Submission of Matters to a Vote of Security-Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  The following exhibit is filed herewith:

               Exhibit 27   Financial Data Schedule

          (b) On March 18, 1998 and subsequently amended on March 31, 1998, the Registrant filed a Form 8-K and Form 8-K/A, respectively, reporting the change in certifying accountants.

                                   Signatures


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PATAPSCO BANCORP, INC.


Date:  May 8, 1998                 /s/  Joseph J. Bouffard
                                   --------------------------------
                                   Joseph J. Bouffard
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




Date:  May 8, 1998                  /s/  Timothy C. King
                                   --------------------------------
                                   Timothy C. King
                                   Vice President and Controller
                                   (Principal Financial and Accounting Officer)