Form 10KSB40
period 1998-06-30
PATAPSCO BANCORP INC
filed 1998-09-28
CIK 1003961

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ---------------------
                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                          Commission File No. 0-28032

                             PATAPSCO BANCORP, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MARYLAND                                      52-1951797
-----------------------------------------------          -----------------------
        (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

   1301 MERRITT BOULEVARD, DUNDALK, MARYLAND                    21222-2194
-----------------------------------------------          -----------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (410) 285-1010

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

For the fiscal year ended June 30, 1998, the registrant had $7,312, 098 in revenues.

As of September 18, 1998, the aggregate market value of voting stock held by non-affiliates was approximately $7,884,232, computed by reference to the most recent sales price on September 18, 1998 as reported on the National Quotation Bureau Pink Sheets. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 18, 1998: 362,553.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the registrant's Annual Report to Stockholders for the Fiscal Year ended June 30, 1998. (Parts II and III)
     2. Portions of Proxy Statement for registrant's 1998 Annual Meeting of Stockholders. (Part III)

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     Patapsco Bancorp, Inc. Patapsco Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland in November 1995. On April 1, 1996, Patapsco Federal Savings and Loan Association (the "Association"), the predecessor of The Patapsco Bank (the "Bank"), converted from mutual to stock form and reorganized into the holding company form of ownership as a wholly owned subsidiary of the Company (the "Stock Conversion"). In the Stock Conversion, the Company issued and sold 362,553 shares of its common stock at a price of $20.00 per share to the Bank's depositors, the Company's employee stock ownership plan and the public, thereby recognizing net proceeds of $6.7 million.

     The Company has no significant assets other than its investment in the Bank. The Company is primarily engaged in the business of directing, planning and coordinating the business activities of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than its officers who are not separately compensated for such service.

     On May 22, 1998, the Company signed a Merger Conversion Agreement with Belmar Federal Savings and Loan Association ("Belmar"), pursuant to which the Company intends to acquire Belmar Federal Savings and Loan Association in a merger conversion transaction. Belmar is a mutual institution with one office, located in Baltimore, Maryland, and total assets of $18.7 million. As part of the plan of merger conversion, Belmar will merge into the Bank. In connection with the merger, the Company intends to grant priority subscription rights in its common stock to the qualifying members of Belmar at a discount to the market price. Consummation of the transaction is subject to regulatory approval and approval of Belmar's members.

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

     The Bank's Board of Directors anticipates minimal growth in residential loan demand within the Bank's market area. In addition, the Board of Directors believes that as a result of recent consolidations of financial institutions, the Bank's market area has not been adequately served by the existing financial institutions and there will be increasing local demand for commercial real estate, commercial business and consumer loans. As a result, the Board of Directors refocused the Bank's strategy. Pursuant to this strategy, while continuing to pursue its existing business of originating single-family residential mortgage loans, the Bank is seeking to take advantage of the business opportunities identified by the Board of Directors by gradually expanding into commercial real estate, commercial business and consumer lending. In furtherance of this strategy, in June 1995, the Bank began financing home improvement loans and had $6.7 million of such loans, or 8.7% of total loans outstanding at June 30, 1998. In addition, the Board of Directors and management have implemented other new lending programs such as small business loans, residential and non-residential construction loans, home equity and other consumer loans. At June 30, 1998, the Bank had $4.1 million, $2.2 million, $1.2 million and $649,000 in small business loans, construction loans, home equity loans and other consumer loans, respectively.

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

LENDING ACTIVITIES

     General. The Company's gross loan portfolio totaled $76.6 million at June 30, 1998, representing 82.3% of total assets at that date. It is the Company's policy to concentrate its lending within its market area. At June 30, 1998, $55.2 million, or 72.1% of the Company's gross loan portfolio, consisted of residential mortgage loans. Other loans secured by real estate include construction and commercial real estate loans, which amounted to $7.3 million, or 9.5% of the Company's gross loan portfolio at June 30, 1998. In addition, the Company originates consumer and other loans, including home equity loans, home improvement loans and loans secured by deposits. The Company's commercial loan portfolio, which consists of small business loans and commercial leases, totaled $5.1 million, or 6.7% of the Company's gross loan portfolio. At June 30, 1998, consumer and other loans totaled $9.0 million, or 11.7% of the Company's gross loan portfolio.

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

     The Company's loan originations are derived from a number of sources, including referrals by realtors, depositors and borrowers and advertising, as well as walk-in customers. The Company's solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Company's loan personnel. All of the Company's loan personnel are salaried, and the Company does not compensate loan personnel on a commission basis for loans originated. With the exception of applications for home improvement loans, which loans may be originated on an indirect basis through a limited number of approved home improvement contractors, loan applications are accepted at the Company's office. In addition, the Company has one salaried loan originator who may travel to meet prospective borrowers and take applications. In all cases, the Company has final approval of the application.

     In recent years, the Company has purchased whole loans and loan participation interests. During the years ended June 30, 1998 and 1997, the Company purchased whole loans and loan participation interests totaling $2.5 million and $4.5 million, respectively, from local financial institutions and local mortgage brokers. In the future, management intends to consider limited purchases of whole loans or participation interests in loans secured by single-family, multi-family or commercial real estate.

     Loan Underwriting Policies. The Company's lending activities are subject to the Company's non-discriminatory underwriting standards and to loan origination procedures prescribed by the Company's Board of Directors and management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. First mortgage loans in amounts of up to $227,150, $350,000 and $500,000 may be approved by the Vice President - Real Estate Landing, the Officers Loan Committee (consisting of three officers of the Bank) and the Directors Loan Committee (consisting of any two non-employee directors), respectively. Certain officers and committees have been granted authority by the Board of Directors to approve commercial business loans in varying amounts depending upon whether the loan is secured or unsecured and, with respect to secured loans, whether the collateral is liquid or illiquid. Individual officers and certain committees of the Company have been granted authority by the Board of Directors to approve consumer loans up to varying specified dollar amounts, depending upon the type of loan.

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

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a commercial bank to a person outstanding, including commitments, at one time shall not exceed 15% of the bank's unimpaired capital and surplus. Under these limits, the Company's loans to one borrower were limited to $1.3 million at June 30, 1998. At that date, the Company had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 1998, the Company's largest lending relationship was a $1.3 million commercial loan secured by commercial real estate, which includes a 55% guarantee by the United States Small Business Administration, which was current and performing in accordance with its terms at June 30, 1998.

     Interest rates charged by the Company on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Residential Real Estate Lending. The Company historically has been and continues to be an originator of residential real estate loans in its market area. Residential real estate loans consist of both single-family and multi-family residential real estate loans. At June 30, 1998, residential mortgage loans, excluding home improvement loans, and home equity loans totaled $55.2 million, or 72.1% of the Company's gross loan portfolio. Of such loans, $6.3 million were secured by nonowner-occupied investment properties.

     The Company originates fixed-rate mortgage loans at competitive interest rates. At June 30, 1998, $32.6 million, or 59.1% of the Company's residential real estate loan portfolio was comprised of fixed-rate mortgage loans. With its 15-year fixed-rate loans, borrowers have the option of having the loan payments calculated on a 30-year amortization schedule. Generally, the Company retains fixed-rate mortgages with maturities of 15 years or less and fixed-rate loans with longer maturities are typically sold in the secondary market in accordance with the Company's Asset Liability/Management Policy. It is currently the Company's policy to sell all 30-year fixed-rate loans it originates.

     The Company also offers adjustable-rate residential mortgage loans. Single-family residential mortgage loans secured by nonowner-occupied properties are made solely on an adjustable-rate basis and carry interest rates generally
 .75% above the rates charged on comparable loans secured by owner-occupied properties. As of June 30, 1998, 40.9% of residential real estate loans in the Company's loan portfolio carried adjustable rates. After the initial term, the rate adjustments on the Company's adjustable-rate loans are indexed to one of six recognized indices. The index most frequently used in recent years is a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board, though the National Monthly Median Cost of Funds Index for OTS-Regulated SAIF-Insured Institutions also has been frequently utilized. The interest rates on these mortgages are adjusted either once a year, every three years or every five years and, in the case of owner-occupied residential mortgage loans, subject to a maximum adjustment of 2% per adjustment period and a maximum aggregate adjustment of 6% over the life of the loan.

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

     The Company's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings. Such loans generally range in size from $100,000 to $500,000. At June 30, 1998, the Company had $609,000 of multi-
family residential real estate loans, which amounted to .8% of the Company's gross loan portfolio at such date. Multi-family real estate loans either are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a three or five year note maturity, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its multi-family real estate lending to borrowers within its market area or with which it has had prior experience. The Company intends to expand multi-family residential real estate lending.

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

     Construction Lending. The Bank also offers residential and commercial construction loans and land acquisition and development loans. Residential construction loans are offered to individuals who are having their primary or secondary residence built as well as to local builders to construct single-family dwellings. Residential construction advances are made on stage of completion basis. Generally, loans to owner/occupants for the construction of residential properties are originated in conjunction with the permanent mortgage on the property. The term of the construction loans is normally from six to 18 months and have a variable interest rate which is normally up to 2% above the prime interest rate. Upon completion of construction, the permanent loan rate will be set at the interest rate offered by the Bank on that loan product not sooner than 60 days prior to completion. Interest rates on residential loans to builders are set at the prime interest rate plus a margin of .5% to 2.0% as may be adjusted from time to time. Interest rates on commercial construction loans and land acquisition and development loans are based on the prime rate plus a negotiated margin of between .5% and 2.0% and adjust from time to time, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At June 30, 1998, $2.2 million, or 2.9%, of the Company's gross loan portfolio consisted of construction loans.

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

     Commercial Real Estate Lending. The Company's commercial real estate loan portfolio consists of loans to finance the acquisition of small office buildings, shopping centers and commercial and industrial buildings. Such loans generally range in size from $100,000 to $900,000. At June 30, 1998, the Company had $5.1 million of commercial real estate loans, which amounted to 6.7% of the Company's gross loan portfolio at such date. Commercial real estate loans are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a maturity generally of three to five years, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its commercial real estate lending to borrowers within its market area or with which it has had prior experience. The Company intends to significantly expand commercial real estate lending.

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

     Consumer Lending. The consumer loans currently in the Company's loan portfolio consist of home improvement loans, home equity loans, loans secured by savings deposits and overdraft protection for checking accounts. At June 30, 1998, consumer and other loans totaled $9.0 million, or 11.7% of the Company's gross loan portfolio.

     In July 1995, the Company instituted a home improvement loan program. Such loans are made to finance a variety of other home improvement projects, such as replacement windows, siding and room additions. The Company's policy is to originate home improvement loans throughout Maryland, except for the western portion of the state, and northern Virginia. While the Company originates some home improvement loans on a direct basis, most of the home improvement loans in the Company's portfolio are originated on an indirect basis through the Company's relationships with selected independent contractors. The Company's underwriting policies apply to all home improvement loans whether or not directly originated by the Company. Home improvement loans generally have terms ranging from three to 15 years and have fixed interest rates. Home improvement loans are made on both secured and unsecured bases. However, the majority of home improvement loans with a principal loan amount over $10,000 or which have a term longer than 84 months are made on a secured basis with loan-to-value ratios up to 80% or 90%, depending on the type of project financed. At June 30, 1998, home improvement loans amounted to $6.7 million, or 8.7% of the Company's gross loan portfolio, with $1.7 million of such loans being secured by real estate.

     The Company makes savings account loans for up to 90% of the depositor's savings account balance. The interest rates normally range from 2.0% to 2.5% above the rate paid on a passbook savings account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a monthly basis. At June 30, 1998, loans on deposit accounts totaled $385,000, or
 .5% of the Company's gross loan portfolio.

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

     Commercial Lending.   The Bank's commercial loans consist of commercial
business loans and the financing of lease transactions, which may not be secured by real estate. For a discussion of the Bank's commercial real estate lending see "--Commercial Real Estate Lending."

     The Company offers loans to finance lease transactions, secured by the
lease and the underlying equipment, to small businesses.   In extending the
financing in a commercial lease transaction, the Company reviews the borrower's financial statements, credit reports, tax returns and other documentation. Generally, commercial lease financing is made in amounts ranging between $3,000 and $120,000 with terms of up to five years and carry fixed interest rates. At June

30, 1998, commercial lease finance transaction loans totaled $1.0 million, or 1.3% of the Company's gross loan portfolio.

     During fiscal 1996 the Company began a commercial lending program.  At
June 30, 1998 the Company's commercial loans totaled $4.1 million, or 5.4% of the Company's gross loan portfolio. This commercial lending program employs many of the alternative financing and guarantee programs available through the U.S. Small Business Administration and other state and local economic development agencies.

     The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank's commercial business loans may be structured as term loans or as lines of credit. The Bank's commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used commercial business assets or for short-term working capital. Such loans generally are secured by business assets and, if possible, cross-collateralized by a real estate lien, although commercial business loans are sometimes granted on an unsecured basis. Such loans are generally made for terms of seven years or less, depending on the purpose of the loan and the collateral. Interest rates on commercial business loans and lines of credit are either fixed for the term of the loan or adjusted periodically with the prime rate as stated in the Wall Street Journal plus a negotiated margin. Generally, commercial business
---- ------ -------
loans are made in amounts ranging between $10,000 and $1.3 million.

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

     Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of 12 months and are reviewed at that time to determine if extension is warranted. The Bank also offers standby letters of credit for its commercial borrowers. The terms of standby letters of credit generally do not exceed one year but may contain a renewal option.

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

     Loan Fees and Servicing. The Company receives fees in connection with late payments and for miscellaneous services related to its loans. The Company also charges fees in connection with loan originations typically up to 3 points (one point being equal to 1% of the loan amount) on real estate loan originations. The Company generally does not service loans for others, except for 30 year fixed-rate residential mortgage loans originated and sold by the Company with servicing retained, and earns minimal income from this activity. The Company has sold participating interests on residential and commercial real estate loans to other local financial institutions. At June 30, 1998 the Company was servicing loans for others totaling approximately $2.6 million.

     Nonperforming Loans and Other Problem Assets. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Company takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent between ten and 15 days, depending on the type of loan, typically incur a late fee of 5% of principal and interest due. As a matter of policy, the Company will contact the borrower after the date the late payment is due. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 90 days or more, formal legal proceedings are commenced to collect amounts owed.

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

     The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                       At June 30,
                                                   ------------------
                                                     1998      1997
                                                   --------  --------
                                                     (In thousands)
Loans accounted for on a non-accrual basis: (1)
    Real estate:
       Residential...............................    $ 462     $ 123
       Commercial................................       --        --
       Construction..............................       --        --
    Consumer.....................................       --        --
    Commercial...................................       --        --
                                                     -----     -----
       Total.....................................    $ 462     $ 123
                                                     =====     =====

Accruing loans which are contractually past due
   90 days or more...............................    $  --     $  --
                                                     -----     -----
       Total.....................................    $  --     $  --
                                                     =====     =====

       Total nonperforming loans.................    $ 462     $ 123
                                                     =====     =====

Percentage of total loans........................      .60%      .19%
                                                     =====     =====
Other non-performing assets (2)..................    $  31     $  31
                                                     =====     =====
Loans modified in troubled debt restructurings...    $  --     $  --
                                                     =====     =====

-------------------------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment collectibility of the loan.
(2) Other nonperforming assets represents property acquired by the Company through foreclosure or repossession. This property is carried at the lower of its fair market value less estimated selling costs or the principal balance of the related loan, whichever is lower.

     During the year ended June 30, 1998, gross interest income of $9,900 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during that period amounted to $25,400.

     At June 30, 1998, nonaccrual loans consisted of five mortgage loans secured by single-family residential real estate properties aggregating $462,000. At that date, the Company had no loans not classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

     At June 30, 1998, the Company had $31,000 in real estate owned, which consisted of one parcel of undeveloped, industrially zoned land located in the Dundalk area of Baltimore County, Maryland.

     Regulations require banks to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Examiners may disagree with a bank's classifications. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At June 30, 1998, the Company had $1.3 million in classified assets, consisting of $776,000 in assets classified as special mention, $493,000 in assets classified as substandard, and no assets classified as doubtful or loss. Special mention assets consisted of eight single-family residential mortgage loans totaling $704,000 and 15 unsecured home improvement loans with an aggregate unpaid principal balance of $72,000. The substandard assets consisted of five single-family residential mortgage loans aggregating $462,000 and $31,000 in real estate owned.

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

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                            Year Ended June 30,
                                            --------------------
                                              1998        1997
                                            --------    --------
                                           (Dollars in thousands)
Balance at beginning of period..........      $ 397       $ 219
Loans charged off:
   Residential real estate mortgage.....          5           1
   Consumer.............................         87          68
                                              -----       -----
      Total charge-offs.................         92          69
Recoveries:
   Single-family residential mortgage...          4           2
   Consumer.............................          5           5
                                              -----       -----
      Total recoveries..................          9           7
                                              -----       -----
Net loans charged off...................         83          62
Provision for loan losses...............        240         240
                                              -----       -----
Balance at end of period................      $ 554       $ 397
                                              =====       =====

Ratio of net charge-offs to average
   loans outstanding during the period..        .23%        .11%
                                              =====       =====

          The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                             At June 30,
                                     ----------------------------------------------------------
                                                 1998                          1997
                                     ----------------------------  ----------------------------
                                                Percent of Loans              Percent of Loans
                                                in Each Category              in Each Category
                                      Amount     to Total Loans     Amount     to Total Loans
                                     --------  ------------------  --------  ------------------
                                                       (Dollars in thousands)
Real estate mortgage:
 Residential.......................    $ 139          72.06%         $ 111          79.09%
 Commercial........................       44           6.66             29           3.90
 Construction......................       28           2.87             20           2.99
Consumer and other.................      138          11.75             89           8.36
Commercial.........................       55           6.66             38           5.66
Unallocated........................      150             --            110             --
                                       -----         ------          -----         ------
  Total allowance for loan losses..    $ 554         100.00%         $ 397         100.00%
                                       =====         ======          =====         ======

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

     Under applicable accounting rules, investment securities classified as held-to-maturity are recorded at amortized cost and those classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At June 30, 1998, the Company's entire portfolio of investment securities was classified as available for sale and had an aggregate carrying value of $5.1 million and an unrealized net loss after tax of $1,000. As a result, management of the Company currently does not anticipate that the presence of unrealized losses in the Company's portfolio of investment securities and mortgage-backed securities is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity. Securities designated as "held to maturity" are those assets which the Company has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Company's intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Company sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available-for-sale. Securities designated as "available-for-sale" are those assets which the Company may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings.

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

     Borrowings. Savings deposits historically have been the primary source of funds for the Company's lending, investments and general operating activities. The Company is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Company is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Company has a Blanket Agreement for advances with the FHLB under which the Company may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Company's stock in the FHLB of Atlanta and other eligible assets. At June 30, 1998, the Company had outstanding Federal Home Loan Bank of Atlanta advances of $10.2 million with an average rate of 6.12%.

SUBSIDIARY ACTIVITIES

     The Bank has one subsidiary service corporation, PFSL Holding Corp. ("PFSL"), which it formed in November 1995 to hold certain real estate owned at that time. PFSL currently is inactive.

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

EMPLOYEES

     As of June 30, 1998, the Company had 29 full-time and two part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Company's relationships with its employees to be good.

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

                                                                                        To Be Well
                                                                                     Capitalized Under
                                                                    For Capital      Prompt Corrective
                                                   Actual        Adequacy Purposes   Action Provisions
                                               ----------------  ------------------  ------------------
                                               Amount    Ratio    Amount    Ratio      Amount    Ratio
                                               -------  -------  --------  --------  ----------  ------
                                                                (Dollars in thousands)
As of June 30, 1998:
   Total Capital (to Risk Weighted Assets)...  $ 8,947   16.40%    $4,365     8.00%     $5,457   10.00%
   Tier 1 Capital (to Risk Weighted Assets)..    8,393   15.38      2,183     4.00       3,274    6.00
   Tier 1 Capital (to Average Assets)........    8,393    9.20      3,650     4.00       4,563    5.00

As of June 30, 1997:
   Total Capital (to Risk Weighted Assets)...   10,910   23.68      3,685     8.00       4,607   10.00
   Tier 1 Capital (to Risk Weighted Assets)..   10,513   22.82      1,843     4.00       2,764    6.00
   Tier 1 Capital (to Average Assets)........   10,513   12.81      3,282     4.00       4,103    5.00

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

     Federal banking regulators have adopted regulations implementing the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, an institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 risk-based capital ratio of 4.0% or greater; and
(iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the depository institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or
(iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as a depository institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain mortgage servicing rights. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. At June 30, 1998, the Bank was classified as "well capitalized" under Federal Reserve regulations.

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

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at June 30, 1998 of $570,000. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At June 30, 1998, the Bank had $10.2 million in advances outstanding from the FHLB of Atlanta.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.7 million of transaction accounts, reserves equal to 3% must be maintained on the next $47.8 million of transaction accounts, and a reserve of 10% must be maintained against all remaining transaction accounts. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At June 30, 1998, the Bank met its reserve requirements.

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

     Institutions with SAIF-assessable deposits, like the Bank, had been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits, based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred a pre-tax expense of $415,000 during the fiscal year ended June 30, 1997.

     Following the special assessment, the regular semi-annual SAIF assessment rates were lowered to a base assessment rate schedule ranging from 4 to 31 basis points. Until December 31, 1999, however, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.44 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     SAIF members are generally prohibited from converting to BIF, also administered by the FDIC, or merging with or transferring assets to a BIF member before the date on which the SAIF first meets or exceeds the designated reserve ratio of 1.25% of insured deposits. However, the FDIC may approve such a transaction in the case of a SAIF member in default or if the transaction involves an insubstantial portion of the deposits of each participant. In addition, mergers, transfers of assets and assumptions of liabilities may be approved by the appropriate bank regulator so long as deposit insurance premiums continue to be paid to the SAIF for deposits attributable to the SAIF members, plus an adjustment for the annual rate of growth of deposits in the surviving bank without regard to subsequent acquisitions. Each depository institution participating in a SAIF-to-BIF conversion transaction is required to pay an exit fee to SAIF equal to .90% of the deposits transferred and an entrance fee to BIF based on the current reserve ratio of the BIF. A savings institution is not prohibited from adopting a commercial bank or savings bank charter if the resulting bank remains a SAIF member.

     FDIC regulations provide that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, would not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate.
Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings Banks, the FDIC will take into account whether the savings Bank is meeting with the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks.

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

     The Bank's payment of dividends is also subject to the Federal Reserve Board's Regulation H, which provides that a state member bank may not pay a dividend if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for the year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or to a fund for the retirement of preferred stock, unless the bank has received the prior approval of the Federal Reserve Board. Additionally, the Federal Reserve Board has the authority to prohibit the payment of dividends by a Maryland commercial bank when it determines such payment to be an unsafe and unsound banking practice. Finally, the Bank is not able to pay dividends on its capital stock if its capital would thereby be reduced below the remaining balance of the liquidation account established in connection with its conversion in April 1996 from mutual to stock form.

     In addition, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Association at the time of the Association's conversion to stock form. See Note 10 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Stockholders attached hereto as Exhibit 13.

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

     Limits on Loans to One Borrower. The Bank has chosen to be subject to federal law with respect to limits on loans to one borrower. Generally, under federal law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed 15% of the unimpaired capital and surplus of the commercial bank. The Bank's lending limit to one borrower as of June 30, 1998 was $1.3 million.

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

     Additionally, the Act authorizes the federal banking agencies to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1997 that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The State of Maryland has enacted legislation that authorizes interstate mergers involving Maryland banks. The Maryland statute also authorizes out-of-state banks to establish branch offices in Maryland by means of merger, branch acquisition or de novo branching, provided that the home
                                 -- ----
state of the out-of-state bank provides reciprocal interstate branching authority to Maryland banks. The Maryland statute permits an out-of-state bank to branch into Maryland without regard to the laws of such bank's home state.

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

TAXATION

     The Company and the Bank, together with the Bank's subsidiary, to date have not filed a consolidated federal income tax return. The Company has had no material tax liability through June 30, 1998.

     The Federal tax bad debt reserve method available to thrift institutions was repealed in 1996 for tax years beginning after 1995. As a result, the Bank was required to change to a reserve method based on actual experience to compute its bad debt deduction. In addition, the Bank was required to recapture into income the portion of its bad debt reserve that exceeds its base year reserves of approximately $200,000.

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

     Reversal of Tax Bad Debt Recapture. Generally, prior to the enactment of the recent legislation, savings and loan associations that converted to commercial banks were required to recapture some or all of their tax bad debt reserve established for federal income taxation purposes. The Bank incurred a $740,000 expense for recapture of a portion of its tax bad debt reserve during the year ended June 30, 1995 in connection with the determination of the Association's Board of Directors to convert the Association to a Maryland commercial bank. After this determination was made, legislation was introduced in Congress which provided that savings and loan associations that convert to commercial banks will not be required to recapture the portion of tax bad debt reserve accumulated prior to 1988. Following the introduction of this legislation, the Board of Directors determined to delay consummation of the Bank Conversion pending the outcome of this legislation. The legislation ultimately was enacted into law on August 20, 1996. The Association completed the Bank Conversion on September 30, 1996, and the Company reversed approximately $600,000 of the $740,000 expense previously incurred. The reversal of the tax bad debt reserve as described above was reflected as a reduction of tax expense during the fiscal year ended June 30, 1997.

     The Bank's federal income tax returns have been audited through June 30, 1995. The Company's tax returns have never been audited.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's office at June 30, 1998.

                                                  Book Value at
                                 Year   Owned or    June 30,      Approximate
                                Opened   Leased       1998       Square Footage
                                ------  --------  -------------  --------------
                                            (Dollars in thousands)
1301 Merritt Boulevard           1970    Owned       $704,000         9,600
Dundalk, Maryland 21222-2194

          The book value of the Bank's investment in premises and equipment totaled $1.1 million at June 30, 1998. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

          From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 1998, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiary is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
----------------------------------------------------------

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended
June 30, 1998 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 20 in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Financial Data contained on pages 21 through 52 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     The information contained in the section captioned "Relationship with Independent Accountants" on page 11 in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors -- Executive Compensation," "-- Director Compensation," "-- Employment Agreements" in the Proxy Statement is incorporated herein by reference.

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

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.
-----------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

          Independent Auditors' Report
          Consolidated Statement of Financial Condition as of June 30, 1998
            and 1997
          Consolidated Statements of Income for the Years Ended June 30, 1998
            and 1997
          Consolidated Statements of Stockholders' Equity for the Years Ended
            June 30, 1998 and 1997
          Consolidated Statements of Cash Flows for the Years Ended June 30,
            1998 and 1997
          Notes to Consolidated Financial Statements

     (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

     No.                             Description
     ----     -----------------------------------------------------------
*     3.1     Articles of Incorporation of Patapsco Bancorp, Inc.
*     3.2     Bylaws of Patapsco Bancorp, Inc.
**      4     Form of Common Stock Certificate of Patapsco Bancorp, Inc.
***  10.1     Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan
***  10.2     Patapsco Bancorp, Inc. Management Recognition Plan
*    10.3(a)  Employment Agreement between Patapsco Federal Savings and Loan
              Association and Joseph J. Bouffard
*    10.3(b)  Employment Agreement between Patapsco Bancorp, Inc. and Joseph J.
              Bouffard
*    10.4(a)  Severance Agreements between Patapsco Federal Savings and Loan
              Association and Debra Brockschmidt, Timothy King, John McClean and
              Joseph Sallese
*    10.4(b)  Severance Agreements between Patapsco Bancorp, Inc. and Debra
              Brockschmidt, Timothy King, John McClean and Joseph Sallese for
              the year ended June 30, 1998.
*    10.5     Patapsco Federal Savings and Loan Association Retirement Plan for
              Non-Employee Directors
*    10.6     Patapsco Federal Savings and Loan Association Incentive
              Compensation Plan
*    10.7     Deferred Compensation Agreements between Patapsco Federal Savings and Loan Association and each of Directors McGowan and Patterson

     No.                             Description
     ----     -----------------------------------------------------------
*    10.8(a)  Severance Agreement between Patapsco Federal Savings and Loan
              Association and Frank J. Duchacek
*    10.8(b)  Severance Agreement between Patapsco Bancorp, Inc. and Frank J.
              Duchacek
     10.9     The Patapsco Bank Retirement Plan for Non-Employee Directors
     13       1998 Annual Report to Stockholders
     21       Subsidiaries of the Registrant
     23.1     Consent of KPMG Peat Marwick LLP
     23.2     Consent of Anderson Associates, LLP
     27       Financial Data Schedule

------------------
* Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (File No. 33-99734).
** Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-28032).
*** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996 (File No. 0-28032)


     (b)  REPORTS ON FORM 8-K.  During the last quarter of this report, the
          -------------------
Registrant filed one Current Report on Form 8-K. In that Current Report on Form 8-K, dated June 18, 1998, the Company reported under Item 5 that it had signed an agreement to acquire Belmar in a merger conversion transaction.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PATAPSCO BANCORP, INC.

September 25, 1998
                                       By: /s/ Joseph J. Bouffard
                                          -------------------------------------
                                          Joseph J. Bouffard
                                          President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Joseph J. Bouffard                          September 25, 1998
----------------------------------------------
Joseph J. Bouffard
President, Chief Executive Officer
  and Director
(Principal Executive Officer)

/s/ Timothy C. King                             September 25, 1998
----------------------------------------------
Timothy C. King
Vice President and Treasurer
(Principal Financial and Accounting Officer)

/s/ S. Robert Kinghorn                          September 25, 1998
----------------------------------------------
S. Robert Kinghorn
Chairman of the Board

/s/ Joseph N. McGowan                           September 25, 1998
----------------------------------------------
Joseph N. McGowan
Vice Chairman of the Board

/s/ Theodore C. Patterson                       September 25, 1998
----------------------------------------------
Theodore C. Patterson
Director and Secretary

/s/ Robert M. Lating                            September 25, 1998
----------------------------------------------
Robert M. Lating
Director

/s/ Douglas H. Ludwig                           September 25, 1998
----------------------------------------------
Douglas H. Ludwig
Director

/s/ Nicole N. Kantorski                         September 25, 1998
----------------------------------------------
Nicole N. Kantorski
Director

/s/ Thomas P. O'Neill                           September 25, 1998
----------------------------------------------
Thomas P. O'Neill
Director