Form 10QSB
period 1998-09-30
PATAPSCO BANCORP INC
filed 1998-11-16
CIK 1003961

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                 FORM 10 - QSB


(Mark One)

  X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----
          Exchange Act of 1934

          For the quarterly period ended September 30, 1998

_____     Transition Report Pursuant to Section 13 or 15(d) of the Securities

          Exchange Act of 1934


          For the transition period from __________  to  ___________

Commission File Number:  0-28032


                            PATAPSCO BANCORP, INC.
                            ----------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


            MARYLAND                                              52-1951797
-------------------------------                                ----------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)



             1301 MERRITT BOULEVARD, DUNDALK, MARYLAND  21222-2194
             -----------------------------------------------------
                   (Address of Principal Executive Offices)


                                 (410)285-1010
                                 -------------
              Registrant's Telephone Number, Including Area Code


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X     No   ____
    -

     As of November 10, 1998, the issuer had 362,553 shares of Common Stock issued and outstanding.

     Traditional Small Business Disclosure Format (check one):

     Yes  __    No   X
                     -

                                   CONTENTS
                                   --------

PART I.   FINANCIAL INFORMATION                                                      PAGE
          ---------------------                                                      ----
Item I.   Financial Statements

          Consolidated Statements of Financial Condition at September 30, 1998
           and June 30, 1998..................................................          2

          Consolidated Statements of Income for the Three Month
           Periods Ended September 30, 1998 and 1997...............................     3

          Consolidated Statements of Comprehensive Income for the Three Month
           Periods Ended September 30, 1998 and 1997...............................     4

          Consolidated Statements of Cash Flows for the Three Month
           Periods Ended September 30, 1998 and 1997...............................     5


          Notes to Consolidated Financial Statements...............................   6-7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations....................................................  8-16


PART II.  OTHER INFORMATION
          -----------------

Item 1.        Legal Proceedings...................................................    17

Item 2.        Changes in Securities...............................................    17

Item 3.        Defaults Upon Senior Securities.....................................    17

Item 4.        Submission of Matters to a Vote of Security Holders.................    17

Item 5.        Other Information...................................................    17

Item 6.        Exhibits and Reports on Form 8-K....................................    17

SIGNATURES.........................................................................    18

                    PATAPSCO BANCORP, INC. AND SUBSIDIARY
                               DUNDALK, MARYLAND
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)


                                                              September 30,    June 30,
                                                                  1998           1998
                                                                  ----           ----
          Assets
          ------

Cash:
     On hand and due from banks                               $   344,083       970,218
     Interest bearing deposits in other banks                     309,469       419,583
Federal funds sold                                              1,583,802     7,148,619
Investment securities, at fair value                            5,140,795     5,118,910
Loans receivable, net                                          78,642,966    75,870,779
Investment in securities required by law, at cost                 675,650       675,650
Property and equipment, net                                     1,081,356     1,095,621
Deferred income taxes                                             346,957       336,000
Accrued interest, prepaid expenses and other assets               763,998       735,576
                                                              -----------    ----------
            Total Assets                                      $88,889,076    92,370,956
                                                              ===========    ==========

          Liabilities and Stockholders' Equity
          ------------------------------------

Liabilities:
     Savings deposits:
       Interest bearing deposits                              $66,026,951    67,736,810
       Non-interest bearing deposits                            2,577,599     2,590,571
    Borrowings                                                  9,400,000    10,200,000
    Accrued expenses and other liabilities                      1,701,295     2,720,735
                                                              -----------    ----------
            Total liabilities                                  79,705,845    83,248,116

Stockholders' equity;
    Common stock $0.01 par value: authorized 4,000,000
     shares: issued and outstanding 362,553 shares                  3,626         3,626
    Additional paid-in capital                                  2,330,681     2,330,681
    Contra equity - Employee stock ownership plan (ESOP)         (396,341)     (396,341)
    Contra equity - Restricted stock plans                       (375,391)     (339,225)
    Retained income, substantially restricted                   7,639,858     7,525,501
    Unrealized net holding losses on available-for-sale
     portfolios, net of taxes                                     (19,202)       (1,402)
                                                              -----------    ----------
          Total stockholders' equity                            9,183,231     9,122,840
                                                              -----------    ----------
          Total liabilities and stockholders' equity          $88,889,076    92,370,956
                                                              ===========    ==========

See accompanying notes to financial statements.

                     PATAPSCO BANCORP, INC. AND SUBSIDIARY
                               DUNDALK, MARYLAND

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                    For Three Months Ended
                                                    ----------------------
                                                         September 30,
                                                         -------------
                                                    1998              1997
                                                    ----              ----
Interest income:
     Loans receivable                             $ 1,618,287      1,443,883
     Mortgage-backed securities                             -        100,647
     Investment securities                             86,821        112,337
     Federal funds sold and other investments          84,302         32,598
                                                  ------------    -----------
          Total interest income                     1,789,410      1,689,465
                                                  ------------    -----------

Interest expense:
     Savings deposits                                 700,054        697,932
     Borrowings                                       148,127        130,174
                                                  ------------    -----------
          Total interest expense                      848,181        828,106
                                                  ------------    -----------
          Net interest income                         941,229        861,359

Provision for losses on loans                          60,000         60,000
                                                  ------------    -----------
          Net interest income after provisions
            for losses on loans                       881,229        801,359
                                                  ------------    -----------

Noninterest income:
     Fees and service charges                          55,540         60,693
     Net gain (loss) on sales of securities                 -         (9,222)
     Other                                              2,719          3,576
                                                  ------------    -----------
          Total noninterest income                     58,259         55,047
                                                  ------------    -----------

Noninterest expenses:
     Compensation and employee benefits               438,181        409,028
     Insurance premiums                                17,801         17,358
     Professional fees                                 30,060         34,434
     Equipment expense                                 28,886         33,122
     Net occupancy costs                               24,210         23,414
     Advertising                                       11,644         12,619
     Data processing                                   30,780         26,259
     Other                                            107,304         81,879
                                                  ------------    -----------
          Total noninterest expense                   688,866        638,113
                                                  ------------    -----------
          Income before provision
            for income taxes                          250,622        218,293

Provision for income taxes                             92,759         80,938
                                                  ------------    -----------
          Net income                              $   157,863        137,355
                                                  ============    ===========
          Basic net income per share              $      0.48           0.40
                                                  ============    ===========
          Fully diluted net income per share      $      0.46           0.40
                                                  ============    ===========

See accompanying notes to financial statements.

                     PATAPSCO BANCORP, INC. AND SUBSIDIARY
                               DUNDALK, MARYLAND

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                           FOR THREE MONTHS ENDED
                                                                           ----------------------
                                                                                SEPTEMBER 30,
                                                                                ------------
                                                                           1998              1997
                                                                           ----              ----
Net income                                                            $    157,863           137,355
Other comprehensive income, net of tax:
     Unrealized net holding losses on available-for-sale
          portfolios                                                       (19,202)           (1,402)
                                                                      ------------       -----------
Comprehensive income                                                  $    138,661           135,953
                                                                      ============       ===========

                See accompanying notes to financial statements.

                     PATAPSCO BANCORP, INC. AND SUBSIDIARY
                               DUNDALK, MARYLAND

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                           1998                1997
                                                                           ----                ----
Cash flows from operating activities:
   Net income                                                         $    157,863            137,355
   Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation                                                      29,427             34,195
          Provision for losses on loans                                     60,000             60,000
          Amortization of premiums and discounts, net                          509              9,009
          Deferred loan origination fees, net of costs                     (20,646)            35,735
          Loss on sales of mortgage-backed
            securities and investment securities                                 -              9,222
          Change in deferred income taxes                                  (10,957)          (249,224)
          Increase in accrued interest on investments,
            prepaid expenses and other assets                              (28,422)          (100,309)
          Decrease in accrued expenses and
            other liabilities                                           (1,019,440)        (1,080,847)
                                                                      ------------       ------------
            Net cash used in operating activities                         (831,666)        (1,144,864)
                                                                      ------------       ------------

Cash flows from investing activities:
   Loan principal disbursements, net of repayments                      (2,128,986)        (4,223,503)
   Purchase of loans                                                       730,000           (756,900)
   Purchase of property and equipment                                      (15,162)           (19,726)
   Purchase of stock in Federal Home Loan Bank of Atlanta                        -             (9,500)
   Purchase of investment security available-for-sale                            -         (5,028,125)
   Principal repayment on mortgage-backed securities
     available-for-sale                                                          -          2,515,384
   Sales of mortgage-backed securities available-for-sale                        -          2,989,690
                                                                      ------------       ------------

            Net cash used in investing activities                       (2,874,148)        (4,532,680)


Cash flows from financing activities:
   Net decrease in deposits                                             (1,722,831)        (1,992,136)
   Purchase of common stock for stock-based benefits plans                 (36,166)                 -
   Dividends paid                                                          (36,255)                 -
   (Decrease) increase in borrowings                                      (800,000)         7,900,000
                                                                      ------------       ------------

            Net cash (used in) provided by financing
              activities                                                (2,595,252)         5,907,864
                                                                      ------------       ------------

   Net (decrease) increase in cash and cash equivalents               $ (6,301,006)           230,320

   Cash and cash equivalents at beginning of period                      8,538,420          5,113,187
                                                                      ------------       ------------
   Cash and cash equivalents at end of period                         $  2,237,354          5,343,507
                                                                      ============       ============
Supplemental information:
   Interest paid on deposits and borrowed funds                       $    847,125            827,552
   Income taxes paid                                                       166,500            135,000
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


NOTE 3:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.


NOTE 4:  CASH AND CASH EQUIVALENTS

Cash equivalents include short-term investments which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

NOTE 5: REGULATORY CAPITAL REQUIREMENTS

At September 30, 1998, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at September 30, 1998 (in thousands).

                                                                           To be Well
                                                                        Capitalized Under
                                                      For Capital       Prompt Corrective
                                       Actual      Adequacy Purposes    Action Provisions
                                 ----------------------------------------------------------
                                 Amount   Ratio    Amount      Ratio    Amount      Ratio
-------------------------------------------------------------------------------------------
  Total Capital (to Risk
   Weighted Assets)              $9.134   16.44%    $4,445      6.00%    $5,557      10.00%

  Tier 1 Capital (to Risk
   Weighted Assets               $8,551   15.39%    $2,222      4.00%    $3,334       6.00%

  Tier 1 Capital (to average
   Assets                        $8,551    9.55%    $3,582      4.00%    $4,478       5.00%

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

     All of the material data processing of the Company that could be affected by this problem is provided by a third party service bureau. Management closely monitors the progress of the service bureau in resolving this potential problem and reports the status of the service bureau's progress to the Company's Audit Committee on a quarterly basis. This service bureau has advised the Company that it expects to resolve this potential problem before the year 2000 by completing all implementation and testing procedures by December 31, 1998. However, if the service bureau is unable to resolve this potential problem in time, the Company would seek to retain a replacement service bureau and would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operation of the Company.


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND JUNE 30, 1998

     The Company's assets decreased by $3.5 million or 3.8% to $88.9 million at September 30, 1998 from $92.4 million at June 30, 1998. The decrease in the Company's assets during the quarter ended September 30, 1998 was primarily due to the Company utilizing low yielding cash to payoff $800,000 in borrowings and $1.7 million in deposits outflows which generally had higher rates of interest. The Company also paid $1.0 million in property taxes on behalf of its mortgage customers. Company's net loans receivable increased by $2.7 million or 3.6% to $78.6 million at September 30, 1998 from $75.9 million at June 30, 1998. The increase in net loans receivable was comprised of $2.2 million commercial real estate loans, $800,000 in consumer loans, $200,000 in residential real estate loans, $200,000 in commercial loans and a decrease of $700,000 construction loans. The Company's investment securities portfolio remained unchanged at $5.1 million at September 30, 1998 as compared to June 30, 1998.

     The Company's borrowings decreased by $800,000 or 7.8% to $9.4 million at September 30, 1998 from $10.2 million at June 30, 1998. Deposits decreased by $1.7 million or by 2.4% to $68.6 million at September 30, 1998 from $70.3 million at June 30, 1998. The decrease in deposits was largely attributable to the decrease in higher yielding certificate of deposit accounts with the Bank.

     The Company's stockholders' equity increased by $60,000 to $9.2 million at September 30, 1998 from $9.1 million at June 30, 1998. The increase in stockholders' equity was due primarily to the $114,000 increase in retained income partially offset by the purchase of Company stock to fund a stock based benefit award and an $18,000 increase in the unrealized net holding losses on available-for-sale investment portfolios, net of taxes.


COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

Net Income
----------

     The Company reported net income of $158,000 for the quarter ended September 30, 1998 as compared to net income of $137,000 for the quarter ended September 30, 1997. The $21,000 or 15.3% increase in net income was primarily attributable to a $80,000 increase in net interest income slightly offset by a $63,000 increase in noninterest expenses and provision for income taxes.

Interest Income
---------------

     Total interest income increased by $100,000 or 5.9% to $1.8 million for the quarter ended September 30, 1998 from $1.7 million for the quarter ended September 30, 1997. The increase in the Company's total interest income for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 was due to an increase of $3.2 million in the average balance of interest-earning assets to $88.1 million from $84.9 million and an increase of 16 basis points in the average yield on interest-earning assets to 8.12% from 7.96%. The increase in the average balance and average yield is primarily due to the growth in the Company's loan portfolio, as previously discussed, and the decrease in the Company's mortgage-backed securities and investment securities portfolios. The Company increased its consumer loan and commercial loan portfolios which generally have greater interest rate yields associated with them as compared to residential real estate loans and mortgage-backed securities and investment securities. The risk associated with consumer and commercial lending is discussed later.

     Interest income on loans receivable increased by $174,000 or 12.4% to $1.6 million for the quarter ended September 30, 1998 from $1.4 million for the quarter ended September 30, 1997. The increase in interest income on loans receivable is primarily due to an increase of $7.8 million, or 11.2% in the average balance of loans receivable to $77.5 million from $69.7 million and an increase of 6 basis points in the average yield on loans receivable to 8.35% from 8.29%.

     The Company had no mortgage-backed securities during the quarter ended September 30, 1998 and therefore no interest income. During the quarter ended September 30, 1997, the Company had $101,000 of interest income on mortgage-backed securities with an average balance and yield of $6.5 million and 6.11%, respectively.

     Interest income on investment securities decreased by $25,000 or 22.3% to $87,000 for the quarter ended September 30, 1998 from $112,000 for the quarter ended September 30, 1997. The increase in interest income was primary attributable to an decrease of $1.5 million in the average balance of investment securities to $5.0 million from $6.5 million slightly offset by an increase of 7 basis points in the average yield to 6.94% from 6.87%.

     Interest income on federal funds sold and other investments increased by $52,000 or 162.5% to $84,000 for the quarter ended September 30, 1998 from $32,000 for the quarter ended September 30, 1997. Other investments consists of investments in the FHLB and the Federal Reserve Bank. The increase in interest income was largely due to the increase of $3.5 million in the average balance of federal funds sold and other investments to $5.6 million from $2.1 million.

Interest Expense
----------------

     Total interest expense increased by $20,000 or 2.4% to $848,000 for the quarter ended September 30, 1998 from $828,000 for the quarter ended September 30, 1997. The increase in interest expense was primarily due to an increase of $1.7 million in the average balance of interest-bearing liabilities to $76.7 million from $75.0 million. The average rate paid on interest-bearing liabilities remained unchanged at 4.42% during both quarters.

     Interest expense on deposits increased by $2,000 or 0.3% to $700,000 for the quarter ended September 30, 1998 from $698,000 for the quarter ended September 30, 1997. The increase in interest expense on deposits was primarily attributable to an increase of $600,000 in the average balance of interest-bearing deposits to $67.0 million during the quarter ended September 30, 1998 from $66.4 million during the quarter ended September 30, 1997. The increase in the average balance was offset slightly by a decrease of 2 basis points in the average rate paid on interest-bearing deposits.

     Interest expense on borrowings increased by $18,000 or 13.8% to $148,000 during the quarter ended September 30, 1998 from $130,000 for the quarter ended September 30, 1997. The increase in interest expense was primarily due to an increase of $1.2 million in the average balance of borrowings to $9.7 million during the quarter ended September 30, 1998 from $5.5 million during the quarter ended September 30, 1997. The Bank's borrowings are from the Federal Home Loan Bank of Atlanta for terms ranging from one year to 5 years.

Net Interest Income
-------------------

     The Company's net interest income increased by $80,000 or 9.3% to $941,000 for the quarter ended September 30, 1998 from $861,000 for the quarter ended September 30, 1997. The increase in net interest income was primarily due to an increase of 15 basis points in the interest rate spread (net yield on average interest-earning assets less the rate paid on average interest-bearing liabilities) to 3.69% from 3.54% and by the increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 115.0% from 113.3%.

     The Company has implemented a strategy to improve the net interest spread by expanding its lending products to include construction, consumer and commercial business loans. These loan products generally earn higher yields than conventional single-family residential loans but carry greater credit risk.

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

                                                                             Three Months Ended September 30,
                                                                 ----------------------------------------------------
                                                                          1998                         1997
                                                                 -----------------------     ------------------------
                                                                                  Average
                                                                 Average          Yield/      Average          Yield/
                                                                 Balance  Interest Rate (1)   Balance Interest Rate (1)
                                                                 -------- -------- -------    ------- -------- -------
                                                                                     (Dollars in thousands)
Interest-earning assets:
  Loans receivable (2)                                           $77,533   1,618    8.35%     $69,711   1,444    8.29%
  Investment securities                                            5,014       87    6.94%      6,524      112    6.87%
  Mortgage-backed securities                                          --       --      --       6,545      100    6.11%
  Federal funds sold and other
     interest-earning assets                                       5,607       84    5.99%      2,147       33    6.15%
                                                               ---------   ------  ------    --------   ------  ------
        Total interest earning assets                             88,154    1,789    8.12%     84,927    1,689    7.96%
                                                                           ------  ------               ------   -----
Noninterest-earning assets                                         1,783                        1,979
                                                               ---------                     --------
        Total assets                                             $89,937                      $86,906
                                                               =========                     ========
Interest-bearing liabilities:
  Savings deposits (3)                                           $67,000      700    4.18%     $66,413     698    4.20%
  Borrowings                                                       9,671      148    6.12%      8,548      130    6.08%
                                                               ---------   ------  ------    --------   ------  ------
        Total interest-bearing liabilities                        76,671      848    4.42%     74,961      828    4.42%
Noninterest-bearing liabilities                                    4,095   ------  ------       3,541   ------  ------
                                                               ---------                     --------
        Total liabilities                                         80,766                       78,502
Stockholders' equity                                               9,171                        8,404
                                                               ---------                     --------
        Total liabilities and stockholders'                      $89,937                      $86,906
                                                               =========                     ========
Net interest income                                                       $   941                      $   861
                                                                          =======                      =======
Interest rate spread                                                                 3.69%                        3.54%
                                                                                  =======                       ======
Net yield on interest-earning assets                                                 4.27%                        4.06%
                                                                                  =======                       ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                          114.98%                      113.29%
                                                                                 ========                       ======

___________________________________________________________
(1)     Yields and rates are annualized.
(2)     Includes nonaccrual loans.
(3)     Includes interest-bearing escrow accounts.

Provision For Loan Losses
-------------------------

     Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses, based on prior loss experience, volume and type of collateral by the Company, industry standards and past due loans in the Company's loan portfolio. The Company's management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The Company provided $60,000 for loan losses during each of the three month periods ended September 30, 1998 and September 30, 1997, respectively. The provision for loan losses were made due to the Company's higher levels of consumer, commercial real estate and commercial loans, which generally entail a greater risk than single-family residential loans. The Company has increased its allowance for loan losses as a percentage of total loans outstanding, net of unearned origination fees to 0.74% at September 30, 1998 from 0.72% at June 30, 1998 and from 0.64% at September 30, 1997.


Noninterest Income
-------------------

     The Company's noninterest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities and loans. Total noninterest income increased by $3,000 or 5.5% to $58,000 for the quarter ended September 30, 1998 from $55,000 for the quarter ended September 30, 1997. The increase in noninterest income is primarily due to a $9,200 loss from the sale of mortgage-backed securities during the quarter ended September 30, 1997. Fees and other service charges decreased $6,000 during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997.


Noninterest Expenses
--------------------

     Total noninterest expenses increased by $51,000 or 8.0% to $689,000 for the quarter ended September 30, 1998 from $638,000 for the quarter ended September 30, 1997. The increase in noninterest expenses was primarily due to increases in compensation and employee benefits expense. Compensation and employee benefits expense increased by $29,000 or 7.1%, to $438,000 for the quarter ended September 30, 1998 from $409,000 for the quarter ended September 30, 1997. The increase was largely attributable to the hiring of additional personnel to service the growth in the Company's loan portfolio. The Company's other expenses, consisting primarily of professional fees, equipment expense, net occupancy costs, advertising and data processing and other miscellaneous expenses increased by $22,000 or 9.6% during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The Company estimates costs to comply with the year 2000 issue to be less than $10,000 based on information currently available. It is anticipated that costs associated with the year 2000 will be expensed as incurred.

Liquidity and Capital Resources
-------------------------------

     An important component of the Company's asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. The Company's Asset/Liability Management Committee has established general guidelines for the maintenance of prudent levels of liquidity. The Committee continually monitors the amount and source of available liquidity, the time to acquire it and its cost. Management seeks to maintain a level of liquidity which will enable the Company to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide lower rates of return, a relatively high liquidity level will, to a certain extent, result in lower returns on performance ratios such as return on average assets and stockholders' equity.

     The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, investing, and financing activities during any given period. At September 30, 1998, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $2.2 million. In addition, the Company has approximately $5.1 million of investment securities classified as available-for-sale.

     The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $2.1 million. Certificates of deposits which are scheduled to mature in less than one year at September 30, 1998 totaled $26.7 million. Historically, a high percentage of maturing deposits have remained with the Company. The Company has the ability to borrow funds from the Federal Home Loan Bank of Atlanta to meet liquidity levels deemed appropriate by management.

     The Company's primary sources of funds are deposits and proceeds from maturing investment securities and principal and interest payments on loans. Deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.

     The Company's primary uses of cash in investing activities during the quarter ended September 30, 1998 were loans disbursements, net of repayments, of $2.9 million and the repayment of a $800,000 in borrowings. The Company's primary use of cash in financing activities during the quarter ended September 30, 1998 consisted of a $1.7 million decrease in deposits.

     As discussed in Note 5 - Regulatory Capital Requirements, the Bank exceeded all regulatory minimum capital requirements.

Impact of New Accounting Standards
----------------------------------


     Disclosures about Segments of an Enterprise and Related Information. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Earlier application is encouraged. Management has not determined when it will adopt the provisions of SFAS No. 131 but believes that it will not have a material effect on the financial condition or results of operations of the Company.

     Employer's Disclosures About Pensions and Other Postretirement Benefits.
In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits" (SFAS No. 132). This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. The Statement, which is effective for fiscal years beginning after December 15, 1997, will not affect the Company's financial position or its results of operations.

     Accounting for Derivatives Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" (SFAS No. 133). This Statement standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts, by requiring that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. This Statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. The Statement, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, will not affect the Company's financial position or results of operations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following exhibit is filed herewith:

               Exhibit 27          Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PATAPSCO BANCORP, INC.


Date:  November 10, 1998                /s/ Joseph J. Bouffard
                                        --------------------------------------
                                        Joseph J. Bouffard
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date:  November 10, 1998                /s/ Timothy C. King
                                        --------------------------------------
                                        Timothy C. King
                                        Vice President and Controller
                                        (Principal Financial and Accounting
                                        Officer)