Form 10QSB
period 1998-12-31
PATAPSCO BANCORP INC
filed 1999-02-16
CIK 1003961

               United States Securities and Exchange Commission
                           Washington, D. C. 20549


                                 FORM 10 - QSB

(Mark One)
    X          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
---------
               For the quarterly period ended December 31, 1998

               Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
---------
               For the transition period from __________  to  ___________

Commission File Number:  0-28032


                            PATAPSCO BANCORP, INC.
                            ----------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


             Maryland                                          52-1951797
-------------------------------                                ----------
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
                                                                Yes  X  No
                                                                     -      -

     As of February 10, 1999 the issuer had 351,839 shares of Common Stock issued and outstanding.

     Traditional Small Business Disclosure Format (check one):

     Yes      No  X
          -       -

                                   Contents
                                   --------

Part I.  Financial Information                                             Page
         ---------------------                                             ----


Item I.  Financial Statements

         Consolidated Statements of Financial Condition at December 31,
         1998 and June 30, 1998........................................      2

         Consolidated Statements of Income for the Six and Three Month
         Periods Ended December 31, 1998 and 1997......................      3

         Consolidated Statements of Comprehensive Income for the Six and
         Three Month Periods Ended December 31, 1998 and 1997..........      4

         Consolidated Statements of Cash Flows for the Six Month
         Periods Ended December 31, 1998 and 1997......................      5

         Notes to Consolidated Financial Statements....................    6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.........................................   8-17


Part II. Other Information
         -----------------

Item 1.      Legal Proceedings.........................................     18

Item 2.      Changes in Securities.....................................     18

Item 3.      Defaults Upon Senior Securities...........................     18

Item 4.      Submission of Matters to a Vote of Security Holders.......     18

Item 5.      Other Information.........................................     18

Item 6.      Exhibits and Reports on Form 8-K..........................     18


Signatures.............................................................     19

                     Patapsco Bancorp, Inc. and Subsidiary
                               Dundalk, Maryland

                 Consolidated Statements of Financial Condition

                                                             December 31,     June 30,
                                                                1998            1998
                                                                ----            ----
                                                             (unaudited)
       Assets
       ------
Cash:
   On hand and due from banks                               $  1,108,956        970,218
   Interest bearing deposits in other banks                      264,914        419,583
Federal funds sold                                             4,146,260      7,148,619
Investment securities, at fair value                           2,857,365      5,118,910
Loans receivable, net                                         78,697,742     75,870,779
Investment in securities required by law, at cost                675,650        675,650
Property and equipment, net                                    1,067,412      1,095,621
Deferred income taxes                                            348,235        336,000
Accrued interest, prepaid expenses and other assets              760,195        735,576
                                                             -----------    -----------
              Total assets                                  $ 89,926,729     92,370,956
                                                             ===========    ===========

        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities:
   Savings deposits:
        Interest bearing deposits                           $ 66,390,156     67,736,810
        Non interest bearing deposits                          2,708,000      2,590,571
   Borrowings                                                  9,900,000     10,200,000
   Accrued expenses and other liabilities                      1,712,522      2,720,735
                                                             -----------    -----------
              Total liabilities                               80,710,678     83,248,116

Stockholders' equity:
   Common stock $0.01 par value: authorized 4,000,000
     shares: issued and outstanding 354,203 and
     362,553 shares, respectively                                  3,542          3,626
   Additional paid-in capital                                  2,096,965      2,330,681
   Contra equity - Employee stock ownership plan                (396,341)      (396,341)
   Contra equity - Management recognition plan                  (257,095)      (339,225)
   Retained income, substantially restricted                   7,790,214      7,525,501
   Unrealized net holding losses on available-for-sale
      portfolios, net of taxes                                   (21,234)        (1,402)
                                                             -----------    -----------
              Total stockholders' equity                       9,216,051      9,122,840
                                                             -----------    -----------
              Total liabilities and stockholders' equity    $ 89,926,729     92,370,956
                                                             ===========    ===========


See accompanying notes to financial statements.

                     Patapsco Bancorp, Inc. and Subsidiary
                               Dundalk, Maryland

                     Consolidated Statements of Operations
                                  (unaudited)

                                                  For Six Months Ended        For Three Months Ended
                                                  --------------------        ----------------------
                                                       December 31,                 December 31,
                                                       ------------                 ------------
                                                   1998            1997          1998          1997
                                                   ----            ----          ----          ----
Interest income:
    Loans receivable                           $ 3,313,543      2,972,477      1,695,256     1,528,594
    Mortgage-backed securities                        -           103,517              0         2,870
    Investment securities                          158,758        240,890         71,937       128,553
    Federal funds sold and other investments       126,639        144,232         42,337       111,634
                                                ----------     ----------     ----------    ----------
          Total interest income                  3,598,940      3,461,116      1,809,530     1,771,651
                                                ----------     ----------     ----------    ----------

Interest expense:
    Savings deposits                             1,384,550      1,425,051        684,496       727,119
    Borrowings                                     299,176        293,297        151,049       163,123
                                                ----------     ----------     ----------    ----------
          Total interest expense                 1,683,726      1,718,348        835,545       890,242
                                                ----------     ----------     ----------    ----------
          Net interest income                    1,915,214      1,742,768        973,985       881,409
Provision for losses on loans                      110,000        120,000         50,000        60,000
                                                ----------     ----------     ----------    ----------
          Net interest income after provision
              for losses on loans                1,805,214      1,622,768        923,985       821,409
                                                ----------     ----------     ----------    ----------

Noninterest income:
    Fees and service charges                       109,576        125,650         54,036        64,957
    Net gain (loss) on sales of securities               0          5,015              0        14,237
    Other                                            5,085         11,000          2,366         7,424
                                                ----------     ----------     ----------    ----------
          Total noninterest income                 114,661        141,665         56,402        86,618
                                                ----------     ----------     ----------    ----------

Noninterest expenses:
    Compensation and employee benefits             860,537        775,766        422,356       366,738
    Insurance premiums                              34,465         35,901         16,664        18,543
    Professional fees                               64,326         74,985         34,266        40,551
    Equipment expense                               54,138         62,397         25,252        29,275
    Net occupancy costs                             45,330         47,163         21,120        23,749
    Advertising                                     20,902         25,045          9,258        12,426
    Data processing                                 61,258         53,263         30,478        27,004
    Other                                          220,025        184,706        112,721       102,827
                                                ----------     ----------     ----------    ----------
          Total noninterest expense              1,360,981      1,259,226        672,115       621,113
                                                ----------     ----------     ----------    ----------
          Income before provision
              for income taxes                     558,894        505,207        308,272       286,914

Provision for income taxes                         208,170        185,943        115,411       105,005
                                                ----------     ----------     ----------    ----------
          Net Income                           $   350,724        319,264        l92,861       181,909
                                                ==========     ==========     ==========    ==========

          Basic net income per share           $      1.06           0.94           0.58          0.54
                                                ==========     ==========     ==========    ==========
          Fully diluted net income per share          1.04           0.93           0.57          0.53
                                                ==========     ==========     ==========    ==========


See accompanying notes to financial statements.

                     Patapsco Bancorp, Inc. and Subsidiary
                               Dundalk, Maryland

                Consolidated Statements of Comprehensive Income
                                  (unaudited)

                                                        For Six Months Ended     For Three Months Ended
                                                        --------------------     ----------------------
                                                             December 31,              December 31,
                                                             ------------              ------------
                                                          1998         1997         1998         1997
                                                          ----         ----         ----         ----
Net income                                             $  350,724     319,264    $  192,861     181,909
Other comprehensive income, net of tax:
  Unrealized net holding losses on available-for-sale
     portfolios                                           (19,202)     (1,402)      (19,202)     (1,402)
                                                        ---------   ---------     ---------   ---------
Comprehensive income                                   $  331,522     317,862    $  173,659     180,507
                                                        =========   =========     =========   =========


See accompanying notes to financial statements.

                     Patapsco Bancorp, Inc. and Subsidiary
                               Dundalk, Maryland

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                              Six Months Ended December 31,
                                                              -----------------------------
                                                                 1998               1997
                                                                 ----               ----
Cash flows from operating activities:
  Net income                                                $      350,724            319,264
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                 59,144             61,601
       Provision for losses on loans                               110,000            120,000
       Non-cash compensation under stock-based
         benefit plans                                              82,130             84,499
       Amortization of premiums and discounts, net                   7,427             (2,346)
       Deferred loan origination fees, net of costs                (41,823)            81,067
       Gain on sales of mortgage-backed
         securities and investment securities                         --               (5,015)
       Change in deferred income taxes                             (12,235)          (247,131)
       Decrease (increase) in accrued interest on
         investments, prepaid expenses and other assets              3,590             (4,582)
       Decrease in accrued expenses and
         other liabilities                                      (1,008,213)        (1,621,263)
                                                             --------------     --------------
         Net cash used in operating activities                    (449,256)        (1,213,906)
                                                             --------------     --------------

Cash flows from investing activities:
  Loan principal disbursements, net of repayments               (2,268,557)        (5,852,446)
  Purchase of loans                                               (730,000)        (1,647,000)
  Purchase of property and equipment                               (30,935)           (31,290)
  Purchase of stock in Federal Home Loan Bank of Atlanta              --              (13,800)
  Purchase of investment security available-for-sale                  --           (5,028,125)
  Principal repayment on mortgage-backed securities
    available-for-sale                                                --            2,621,124
  Principal repayment on investment securities
    available-for-sale                                           2,339,441               --
  Maturities of investment securities available-for-sale              --            2,000,000
  Sales of mortgage-backed securities available-for-sale              --            5,063,417
                                                             --------------     --------------
        Net cash used in investing activities                     (690,051)        (2,888,120)

Cash flows from financing activities:
  Net decrease in deposits                                      (1,229,225)        (1,038,120)
  Purchase of common stock for stock-based benefits plans          (36,166)              --
  Stock repurchase                                                (233,800)              --
  Dividends paid                                                   (79,792)           (36,255)
  (Decrease) increase in borrowings                               (300,000)         7,900,000
                                                             --------------     --------------
         Net cash (used in) provided by
             financing activities                               (1,878,983)         6,825,625
                                                             --------------     --------------

  Net (decrease) increase in cash and cash equivalents      $   (3,018,290)         2,723,599

  Cash and cash equivalents at beginning of period               8,538,420          5,113,187
                                                             --------------     --------------
  Cash and cash equivalents end of period                   $    5,520,130          7,836,786
                                                             ==============     ==============

Supplemental information:
  Interest paid on deposits and borrowed funds              $    1,679,425          1,425,813
  Income taxes paid                                                500,500            295,000
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

Note 2:   The Patapsco Bank

The Bank is regulated by The Federal Reserve Bank of Richmond ("the Federal Reserve Bank") and The State of Maryland. The primary business of the Bank is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans, consumer loans and commercial business loans. The Bank competes with other financial and mortgage institutions in attracting and retaining deposits and originating loans. In October, 1998 the Bank created a leasing company called Prime Business Leasing, Inc. The Bank conducts operations through one office located at 1301 Merritt Boulevard, Dundalk, Maryland 21222.

Note 3:   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the six and three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire year.

Note 4:   Cash and Cash Equivalents

Cash equivalents include short-term investments which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

Note 5:   Regulatory Capital Requirements

At December 31, 1998, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at December 31, 1998 (in thousands).

                                                                                       Capitalized Under
                                                                  For Capital          Prompt Corrective
                                           Actual              Adequacy Purposes       Action Provisions
                                   ----------------------    ----------------------  ----------------------
                                     Amount      Ratio          Amount     Ratio       Amount      Ratio
   --------------------------------------------------------------------------------------------------------
     Total Capital (to Risk
       Weighted Assets)              $8,730      15.52%         $4,499      8.00%      $5,624      10.00%

     Tier 1 Capital (to Risk
       Weighted Assets)              $8,112      14.42%         $2,250      4.00%      $3,375       6.00%

     Tier 1 Capital (to Average
       Assets)                       $8,112       9.12%         $3,557      4.00%      $4,446       5.00%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

         All of the material data processing of the Company that could be affected by this problem is provided by a third party service bureau. Management closely monitors the progress of the service bureau in resolving this potential problem and reports the status of the service bureau's progress to the Company's Audit Committee on a quarterly basis. This service bureau has advised the Company that testing of internal mission-critical systems was substantially complete as of December 31, 1998 and it is currently developing and testing contingency plans. However, if the service bureau is unable to resolve this potential problem in time, the Company would seek to retain a replacement service bureau and would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operation of the Company. The Company estimates costs related to the year 2000 are less than $10,000.

Comparison of Financial Condition at December 31, 1998 and June 30, 1998

        The Company's assets decreased by $2.5 million or 2.7% to $89.9 million at December 31, 1998 from $92.4 million at June 30, 1998. The decrease in the Company's assets during the six months ended December 31, 1998 was primarily due to the Company utilizing low yielding cash to fund $1.2 million in deposits outflows and payoff $300,000 in borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") which generally had higher rates of interest. The Company also paid $1.0 million in property taxes on behalf of its mortgage customers. The Company's net loans receivable increased by $2.8 million or 3.7% to $78.7 million at December 31, 1998 from $75.9 million at June 30, 1998. The increase in net loans receivable was comprised of $2.6 million in commercial real estate loans, $1.5 million in consumer loans, $800,000 in commercial loans and a decrease of $2.1 million in residential real estate loans. The Company's investment securities portfolio decreased by $2.3 million or 45.1% to $2.8 million at December 31, 1998 from $5.1 million at June 30, 1998.

        The Company's borrowings decreased by $300,000 or 2.9% to $9.9 million at December 31, 1998 from $10.2 million at June 30, 1998. Deposits decreased by $1.2 million or by 1.7% to $69.1 million at December 31, 1998 from $70.3 million at June 30, 1998. The decrease in deposits was largely attributable to the decrease of $1.3 million in interest-bearing deposits consisting of primarily higher yielding certificate of deposit accounts. Noninterest-bearing deposits increased by $100,000 during the six months ended December 31, 1998.

        The Company's stockholders' equity increased by $93,000 to $9.2 million at December 31, 1998 from $9.1 million at June 30, 1998. The increase in stockholders' equity was due primarily to the $265,000 increase in retained income and an $82,000 in compensation under stock based benefit plans. Those increases were partially offset by a $20,000 increase in the unrealized net holding losses on available-for-sale investment portfolios, net of taxes. In November, 1998 the Company initiated a 5% (18,100 shares) stock repurchase program of which 8,350 shares had been repurchased as of December 31, 1998 at a cost of $234,000.


Comparison of Operating Results for the Quarters and Six Months Ended December 31, 1998 and December 31, 1997

Net Income
----------

        The Company's net income increased by $11,000 or 6.0% to $193,000 for the quarter ended December 31, 1998 from $182,000 for the quarter ended December 31, 1997. The Company's net income increased by $32,000 or 10.0% to $351,000 for the six months ended December 31, 1998 from $319,000 for the six months ended December 31, 1997. The increases in the Company's net income during the comparable three and six month periods was primarily due to $93,000 and $172,000 increases in net interest income partially offset by $30,000 and $27,000 decreases in noninterest income and $51,000 and $102,000 increases in noninterest expenses, respectively.

Interest Income
---------------

        Total interest income increased by $38,000 or 2.1% to $1.81 million for the quarter ended December 31, 1998 from $1.77 million for the quarter ended December 31, 1997. Total interest income increased by $138,000 or 3.9% to $3.6 million for the six months ended December 31, 1998 from $3.5 million for the six months ended December 31, 1997. The increases in interest income resulted primarily from the growth in the Company's loan portfolio which was funded with principal repayments from the investment securities and mortgage-backed securities portfolios as well as cash from lower yielding investments in overnight federal funds. The Company's average yield on assets increased by 21 basis points and 17 basis points to 8.32% and 8.21% during the three and six month periods ended December 31, 1998, respectively as compared to the 8.13% and 8.04% for the three and six month periods ended December 31, 1997, respectively. The Company's average balance of interest-earning assets decreased by $120,000 during the comparable three month periods and increased by $1.6 million during the comparable six month periods.

        Interest income on loans receivable increased by $167,000 or 11.1% to $1.7 million for the quarter ended December 31, 1998 from $1.5 million for the quarter ended December 31, 1997. Interest income on loans receivable increased by $341,000 or 11.4% to $3.3 million for the six months ended December 31, 1998 from $3.0 million for the six months ended December 31, 1997. The increase in interest income on loans receivable during the three months and six months periods is primarily due to an increases in the average balance and average yield of loans receivable. The Company has emphasized commercial and consumer lending to compliment it's existing residential mortgage portfolio. Commercial and consumer loans generally have higher yields associated with them. During the three months ended December 31, 1998 as compared to the same period ended December 31, 1997 the average loans receivable balance increased by $7.0 million or 9.6% to $79.3 million from $72.3 million and the average yield increased by 9 basis points to 8.55% from 8.46%. During the six months ended December 31, 1998 as compared to the same period ended December 31, 1997 the average balance of loans receivable increased by $7.7 million or 10.9% to $78.3 million from $70.6 million and the average yield increased by 6 basis points to 8.47% from 8.41%.

        The Company had no mortgage-backed securities outstanding during the three and six month periods ended December 31, 1998 and therefore no interest income. The Company did however, have $3,000 and $104,000 in interest income on mortgage-backed securities during the three and six months periods ended December 31, 1997, respectively.

        Interest income on investment securities decreased by $57,000 or 44.2% to $72,000 for the quarter ended December 31, 1998 from $129,000 for the quarter ended December 31, 1997. Interest income on investment securities decreased by $82,000 or 34.0% to $159,000 during the six month ended December 31, 1998 from $241,000 during the six months ended December 31, 1997. The decrease in interest income during the comparable quarters was primarily attributable to a decrease of $2.5 million in the average balance of investment securities to $4.5 million from $7.0 million and a decrease of 96 basis points in the average yield to 6.41% from 7.37%. The decrease in interest income during the comparable six month periods was primary attributable to an decrease of $2.0 million in the average balance of investment securities to $4.8 million from $6.8 million and a decrease of 41 basis points in the average yield to 6.69% from 7.10%.

        Interest income on federal funds sold and other investments decreased by $69,000 or 62.2% to $42,000 for the quarter ended December 31, 1998 from $111,000 for the quarter ended December 31, 1997. Interest income on federal funds sold and other investments decreased by $17,000 or 12.5% to $127,000 for the six months ended December 31, 1998 from $144,000 for the six months ended December 31, 1997. Other investments consists of investments in the FHLB and the Federal Reserve Bank of Richmond. During the comparable quarters the average balance decreased by $4.5 million to $3.2 million from $7.7 million and the average yield decreased 47 basis points to 5.33% from 5.80%. During the comparable six month periods the average balance decreased by $252,000 to $4.7 million from $4.9 million and the average yield decreased 41 basis points to 5.45% from 5.86%.

Interest Expense
----------------

        Total interest expense increased by $54,000 or 6.1% to $836,000 for the quarter ended December 31, 1998 from $890,000 for the quarter ended December 31, 1997. Total interest expense decreased by $34,000 or 2.0% to $1.68 million for the six months ended December 31, 1998 from 1.72 million at December 31, 1997. The decreases in interest expense during the comparable quarters were primarily due to decreases in the average balance and average yield paid on interest-bearing liabilities. During the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997 the average balance of interest-bearing liabilities increased by $1.7 million to $75.9 million from $77.6 million and the average rate decreased 18 basis points to 4.41% from 4.59%. During the six months ended December 31, 1998 as compared to the six months ended December 31, 1997 the average balance of interest-bearing liabilities decreased by $19,000 to $76.26 million from $76.28 million and the average rate decreased 8 basis points to 4.42% from 4.50%.

        Interest expense on deposits decreased by $43,000 or 5.9% to $684,000 for the quarter ended December 31, 1998 from $727,000 for the quarter ended December 31, 1997. Interest expense on deposits decreased by $41,000 or 2.9% to $1.38 million from $1.43 million for the six months ended December 31, 1997. The increase in interest expense on deposits during the comparable quarters was primarily attributable to a decrease of $1.0 million in the average balance of interest-bearing deposits to $66.0 million from $67.0 million and a decrease in the average rate by 19 basis points to 4.15% from 4.34%. The decrease in interest expense on deposits during the comparable six month periods was primarily due to a $200,000 decrease in the average balance to $66.5 million from $66.7 million and a decrease in the average rate to 4.17% from 4.27%. The Company has directed it's marketing effort towards attracting lower interest-bearing transaction type deposits and noninterest-bearing deposits while allowing higher priced deposits to mature rather than pay above market rates.

        Interest expense on borrowings decreased by $12,000 or 7.4% to $151,000 for the quarter ended December 31, 1998 from $163,000 for the quarter ended December 31, 1997. Interest expense on borrowings increased by $6,000 or 2.0% to $299,000 during the six months ended December 31, 1998 from $293,000 during the six months ended December 31, 1997. The decrease for the comparable quarters was primarily attributable to a decrease of $700,000 in the average balance and a decrease of 5 basis points in the average rate. For the six month comparable periods the increase was attributable to a $200,000 increase in the average balance partially offset by a one basis point decrease in the average rate.

Net Interest Income
-------------------

        The Company's net interest income increased by $93,000 or 10.6% to $974,000 for the quarter ended December 31, 1998 from $881,000 for the quarter ended December 31, 1997. Net interest income increased by $172,000 or 9.9% to $1.9 million for the six months ended December 31, 1998 from $1.7 million during the six months ended December 31, 1997. The increase in net interest income during the comparable quarters and six month periods were primarily due to an increase of 26 basis points and 44 basis points the interest rate spread (net yield on average interest-earning assets less the rate paid on average interest-bearing liabilities) to 3.80% and 3.91% from 3.54% and 3.54%, respectively.




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


                                                                        Three Months Ended December 31,
                                         -------------------------------------------------------------------------------------------
                                                             1998                                              1997
                                         -------------------------------------------          --------------------------------------
                                                                           Average                                         Average
                                         Average                            Yield/             Average                       Yield/
                                         Balance          Interest         Rate (1)            Balance       Interest      Rate (1)
                                         -------          --------         --------            -------       --------      --------
                                                                             (Dollars in thousands)
Interest-earning assets:
   Loans receivable (2)                  $ 79,301           1,695            8.55%             $ 72,275        1,528         8.46%
   Investment securities                    4,492              72            6.41%                6,950          128         7.37%
   Mortgage-backed securities                 --              --              --                    196            3         6.12%
   Federal funds sold and other
     interest-earning assets                3,230              43            5.33%                7,723          112         5.80%
                                         ---------         -------         --------            ---------     --------      --------
       Total interest earning assets       87,023           1,810            8.32%               87,144        1,771         8.13%
                                                           -------                                           --------      --------
Noninterest-earning assets                  2,358                                                 2,324
                                         ---------                                             ---------
       Total assets                      $ 89,381                                              $ 89,468
                                         =========                                             =========

Interest-bearing liabilities:
   Savings deposits (3)                  $ 65,982             685            4.15%             $ 66,995          727         4.34%
   Borrowings                               9,900             151            6.10%               10,600          163         6.15%
                                         ---------        --------         --------            ---------      -------      --------
Total interest-bearing
  liabilities                              75,882             836            4.41%               77,595          890         4.59%
                                                          --------         --------                           -------      --------
Noninterest-bearing liabilities             4,203                                                 3,303
                                         ---------                                             ---------
       Total liabilities                   80,085                                                80,898
Stockholders' equity                        9,296                                                 8,570
                                         ---------                                             ---------
       Total liabilities and
         stockholders' equity            $ 89,381                                              $ 89,468
                                         =========                                             =========

Net interest income                                      $   974                                              $  881
                                                         ========                                             =======
Interest rate spread                                                         3.91%                                           3.54%
                                                                           ========                                        ========
Net yield on interest-earning assets                                         4.48%                                           4.04%
                                                                           ========                                        ========
Ratio of average interest-earning assets
   to average interest-bearing liabilities                                 114.68%                                         112.31%
                                                                           ========                                        ========


----------------------------------------------------
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.
(3)  Includes interest-bearing escrow accounts.


                                                                           Six Months Ended December 31,
                                           -----------------------------------------------------------------------------------------
                                                               1998                                            1997
                                           -------------------------------------------        --------------------------------------
                                                                             Average                                       Average
                                           Average                            Yield/           Average                       Yield/
                                           Balance          Interest         Rate (1)          Balance       Interest      Rate (1)
                                           -------          --------         --------          -------       --------      --------
                                                                               (Dollars in thousands)
Interest-earning assets:
   Loans receivable (2)                    $ 78,266         $ 3,314            8.47%           $ 70,641      $ 2,972         8.41%
   Investment securities                      4,753             159            6.69%              6,789          241         7.10%
   Mortgage-backed securities                   --              --              --                3,717          104         5.60%
   Federal funds sold and other
     interest-earning assets                  4,659             127            5.45%              4,911          144         5.86%
                                           ---------        --------         --------          ---------     --------      --------
       Total interest earning assets         87,678           3,600            8.21%             86,058        3,461         8.04%
                                                            --------                                         --------      --------
Noninterest-earning assets                    2,091                                               2,147
                                           ---------                                           ---------
       Total assets                        $ 89,769                                            $ 88,205
                                           =========                                           =========

Interest-bearing liabilities:
   Deposits (3)                            $ 66,479         $ 1,385            4.17%           $ 66,709      $ 1,425         4.27%
   Borrowings                                 9,785             299            6.11%              9,574          293         6.12%
                                           ---------        --------         --------          ---------     --------      --------
       Total interest-bearing
         liabilities                         76,264           1,684            4.42%             76,283        1,718         4.50%
                                                            --------         --------                        --------      --------
Noninterest-bearing liabilities               4,264                                               3,412
                                           ---------                                           ---------
       Total liabilities                     80,528                                              79,695
Stockholders' equity                          9,241                                               8,510
                                           ---------                                           ---------
       Total liabilities and
         stockholders' equity              $ 89,769                                            $ 88,205
                                           =========                                           =========

Net interest income                                         $ 1,916                                          $ 1,743
                                                            =======                                           =======
Interest rate spread                                                           3.80%                                         3.54%
                                                                             ========                                      ========
Net yield on interest-earning assets                                           4.37%                                         4.05%
                                                                             ========                                      ========
Ratio of average interest-earning assets
   to average interest-bearing liabilities                                   114.97%                                       112.81%
                                                                             ========                                      ========


----------------------------------------------------
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.
(3)  Includes interest-bearing escrow accounts.

Provision For Loan Losses
-------------------------

        Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses, based on prior loss experience, volume and type of collateral by the Company, industry standards and past due loans in the Company's loan portfolio. The Company's management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The Company provided $50,000 and $60,000 for loan losses during each of the quarters ended December 31, 1998 and December 31, 1997, respectively. The Company provided $110,000 and $120,000 for loan losses during each of the six month periods ended December 31, 1998 and December 31, 1997. The provision for loan losses were made due to the Company's higher levels of consumer, construction and commercial loans, which generally entail a greater risk than single-family residential loans. The Company has increased its allowance for loan losses as a percentage of total loans outstanding, net of unearned origination fees to 0.78% at December 31, 1998 from 0.67% at December 31, 1997. The Company's ratio of net charge-offs to average loans outstanding was 0.08% for the quarter ended December 31, 1998 on an annualized basis.

Noninterest Income
------------------

        The Company's noninterest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities and loans. Total noninterest income decreased by $30,000 or 34.4% to $56,000 for the quarter ended December 31, 1998 from $86,000 for the quarter ended December 31, 1997. Total interest income decreased by $27,000 or 19.0% to $115,000 during the six months ended December 31, 1998 from $142,000 during the six months ended December 31, 1997. The decrease in noninterest income during the comparable quarters and six month periods was primarily attributable to a $14,000 and $5,000 in gains from the sales of mortgage-backed securities during the quarter and six months ended December 31, 1997, respectively and the absence of fees generated from one former commercial deposit customer.

Noninterest Expenses
--------------------

        Total noninterest expenses increased by $51,000 or 8.2% to $672,000 for the quarter ended December 31, 1998 from $621,000 for the quarter ended December 31, 1997. Total noninterest expense increased by $102,000 to $1.4 million during the six months ended December 31, 1998 from $1.3 million during the six months ended December 31, 1997. Compensation and employee benefits expense increased by $56,000 or 15.3% and $102,000 or 13.1% to $422,000 and $861,000 for the quarter and six month periods ended December 31, 1998 from $366,000 and $776,000 for the quarter and six months ended December 31, 1997, respectively. The increase was largely attributable to expenses relating to the hiring of additional personnel. The Company's other expenses, consisting primarily of professional fees, equipment expense, net occupancy costs, advertising and data processing expenses decreased by $5,000 during the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997. The Company's other expense increased by $17,000 or 3.5% during the six months ended December 31, 1998 as compared to the six months ended December 31, 1997.

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

        The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 1998, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $5.5 million. In addition, the Company has approximately $2.9 million of investment securities classified as available-for-sale.

        The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $1.9 million. Certificates of deposits which are scheduled to mature in less than one year at December 31, 1998 totaled $27.1 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

        The Company's primary uses of cash in investing activities during the six months ended December 31, 1998 were loan principal disbursements and purchases, net of repayments, of $3.0 million. The Company's primary sources of cash provided from investing activities during the six months ended December 31, 1998 was the repayment of $2.3 million of an investment security.

        The Company's primary use of cash in financing activities during the six months ended December 31, 1998 consisted of a $1.2 million decrease in deposits, $300,000 decrease in borrowings and the repurchase of stock and payment of cash dividends of $313,000.

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

Part II.   Other Information


Item 1. Legal Proceedings
                None.

Item 2. Changes in Securities
                None.

Item 3. Defaults Upon Senior Securities
                None

Item 4. Submission of Matters to a Vote of Security-Holders
                The following table sets forth matters which were voted upon at the Company's Annual meeting of Stockholders held on October 22, 1998:

                                                 Votes       Votes       Votes
                                                  For       Against     Withheld
                                                -------     -------     --------
                    Elections of Directors:

                    S. Robert Kinghorn          282,745        0         1,215
                    Thomas P. O'Neill           283,345        0           615


Item 5.         Other Information
                None

Item 6.         Exhibits and Reports on Form 8-K

                  (a)   The following exhibit is filed herewith:

                        Exhibit 27                  Financial Data Schedule

                  (b) On December 2, 1998 the Registrant filed a Form 8-K reporting a 5% stock repurchase program.

                                  Signatures


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          PATAPSCO BANCORP, INC.


Date:  February 10, 1999                  /s/ Joseph J. Bouffard

                                          --------------------------------------
                                          Joseph J. Bouffard
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




Date:  February 10, 1999                  /s/ Timothy C. King

                                          --------------------------------------
                                          Timothy C. King
                                          Vice President and Controller
                                          (Principal Financial and
                                          Accounting Officer)