Form 10QSB
period 1999-03-31
PATAPSCO BANCORP INC
filed 1999-05-14
CIK 1003961

          United States Securities and Exchange Commission
                       Washington, D. C. 20549

                            FORM 10 - QSB
(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

[    ]    Transition Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934

          For the transition period from ________ to _________


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
Yes    No   X     The issuer has not been subject to such
   ---     ---    filing requirements for the past 90 days.

     As of May 14, 1999, the issuer had 344,426 shares of Common
Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes                      No    X
          ---                      ---

                            CONTENTS
                            --------
                                                            PAGE
                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition at
              March 31, 1999 and June 30, 1998                 3

          Consolidated Statements of Income for the
              Nine and Three-Month Periods Ended
              March 31, 1999 and 1998                          4

          Consolidated Statements of Comprehensive
              Income for the Nine and Three-Month
              Periods Ended March 31, 1999 and 1998            5

          Consolidated Statements of Cash Flows
              for the Nine-Month Periods Ended
              March 31, 1999 and 1998                          6

          Notes to Financial Statements                        7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                   16

Item 2.   Changes in Securities and Use of Proceeds           16

Item 3.   Defaults Upon Senior Securities                     16

Item 4.   Submission of Matters to a Vote of
              Security-Holders                                16

Item 5.   Other Information                                   16

Item 6.   Exhibits and Reports on Form 8-K                    16

Signatures                                                    17

                PATAPSCO BANCORP, INC. AND SUBSIDIARY
                        DUNDALK, MARYLAND

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          ----------------------------------------------

                                                            MARCH 31,         JUNE 31,
                   Assets                                    1999               1998
                   ------                               ---------------    --------------
                                                          (Unaudited)
Cash:
   On hand and due from banks                            $   496,850         $    970,218
   Interest bearing deposits in other banks                1,229,646              419,583
Federal funds sold                                         4,493,449            7,148,619
Investment securities, at fair value                       1,300,214            5,118,910
Loans receivable, net                                     79,528,880           75,870,779
Investment in securities required by law, at cost            675,650              675,650
Property and equipment, net                                1,053,510            1,095,621
Deferred income taxes                                        352,510              336,000
Accrued interest, prepaid expenses and other assets          969,723              735,576
                                                         -----------         ------------
        Total assets                                     $90,100,432         $ 92,370,956
                                                         ===========         ============


          Liabilities and Stockholders' Equity
          ------------------------------------

Liabilities:

   Savings deposits:
      Interest bearing deposits                          $66,866,397         $ 67,736,810
      Non interest bearing deposits                        3,139,416            2,590,571
   Borrowings                                              8,900,000           10,200,000
   Accrued expenses and other liabilities                  2,112,187            2,720,735
                                                         -----------         ------------
        Total liabilities                                 81,018,000           83,248,116


Stockholders' equity:
   Common stock $0.01 par value: authorized 4,000,000
     shares: issued and outstanding 344,426 and
     362,553 shares, respectively                              3,444                3,626
   Additional paid-in capital                              1,807,483            2,330,681
   Contra equity - Employee stock ownership plan            (396,341)            (396,341)
   Contra equity - Management recognition plan              (257,095)            (339,225)
   Retained income, substantially restricted               7,952,968            7,525,501
   Unrealized net holding losses on available-for-sale
     portfolios, net of taxes                                (28,027)              (1,402)
                                                         -----------         ------------
        Total stockholders' equity                         9,082,432            9,122,840
                                                         -----------         ------------
        Total liabilities and stockholders' equity      $ 90,100,432         $ 92,370,956
                                                         ===========         ============


See accompanying notes to financial statements.

                PATAPSCO BANCORP, INC. AND SUBSIDIARY
                        DUNDALK, MARYLAND

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                          (UNAUDITED)

                                   FOR NINE MONTHS ENDED          FOR THREE MONTHS ENDED
                                         MARCH  31,                      MARCH 31,
                                  ----------------------          ---------------------
                                    1999            1998           1999            1998
                                    ----            ----           ----            ----
Interest income:
  Loans receivable               $4,997,609      $4,537,938     $1,684,066     $1,565,461
  Mortgage-backed securities             --         103,517             --             --
  Investment securities             188,357         324,730         29,599         83,840
  Federal funds sold and other
    investments                     193,593         255,012         66,954        110,780
                                 ----------      ----------     ----------     ----------
      Total interest income       5,379,559       5,221,197      1,780,619      1,760,081
                                 ----------      ----------     ----------     ----------

Interest expense:
  Savings deposits                2,043,305       2,130,388        658,755        705,337
  Borrowings                        433,827         448,535        134,651        155,238
                                 ----------      ----------     ----------     ----------
      Total interest expense      2,477,132       2,578,923        793,406        860,575
                                 ----------      ----------     ----------     ----------

      Net interest income         2,902,427       2,642,274        987,213        899,506
Provision for losses on loans       170,000         180,000         60,000         60,000
                                 ----------      ----------     ----------     ----------
      Net interest income after
            provision for losses
            on loans              2,732,427       2,462,274        927,213        839,506

Noninterest income:
  Fees and service charges          168,044         186,032         58,468         60,382
  Net gain (loss) on sales of
     securities                          --           5,015             --             --
  Other                              13,378          13,849          8,293          2,849
                                 ----------      ----------     ----------     ----------
      Total noninterest income      181,422         204,896         66,761         63,231
                                 ----------      ----------     ----------     ----------


Noninterest expenses:
  Compensation and employee
     benefits                     1,301,352       1,164,482        440,815        388,716
  Insurance premiums                 51,021          54,256         16,556         18,355
  Professional fees                  87,191         105,991         22,865         31,006
  Equipment expense                  82,726          88,642         28,588         26,245
  Net occupancy costs                63,080          66,903         17,750         19,740
  Advertising                        31,144          34,827         10,242          9,782
  Data processing                    85,716          82,902         24,458         29,639
  Other                             323,099         278,487        103,074         93,781
                                 ----------      ----------     ----------     ----------
      Total noninterest expense   2,025,329       1,876,490        664,348        617,264
                                 ----------      ----------     ----------     ----------
      Income before provision
        for income taxes            888,520         790,680        329,626        285,473
Provision for income taxes          333,711         292,881        125,541        106,938
                                -----------      ----------     ----------     ----------
     Net Income                 $   554,809      $  497,799     $  204,085     $  178,535
                                ===========      ==========     ==========     ==========
     Basic earnings per share   $      1.69      $     1.47     $     0.63     $     0.53
                                ===========      ==========     ==========     ==========
     Diluted earnings per share        1.62            1.47           0.60           0.53

See accompanying notes to financial statements.

                PATAPSCO BANCORP, INC. AND SUBSIDIARY
                        DUNDALK, MARYLAND

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          -----------------------------------------------
                          (UNAUDITED)


                                   FOR NINE MONTHS ENDED          FOR THREE MONTHS ENDED
                                         MARCH  31,                      MARCH 31,
                                  ------------------------        -----------------------
                                     1999           1998             1999          1998
                                     ----           ----             ----          ----
Net income                        $ 554,809     $  497,799        $  204,085     $178,535
Other comprehensive income,
net of tax:
  Unrealized net holding
    (losses)/gains on
    available-for-sale
    portfolios                      (26,625)        28,842            (6,793)       5,506
                                  ---------     ----------         ---------    ---------
Comprehensive income              $ 528,184     $  526,641         $ 197,292     $184,041
                                  =========     ==========         =========     ========


See accompanying notes to financial statements.

                PATAPSCO BANCORP, INC. AND SUBSIDIARY
                        DUNDALK, MARYLAND

               CONSOLIDATED STATEMENTS OF CASH FLOWS
               -------------------------------------
                          (UNAUDITED)

                                                                   FOR NINE MONTHS ENDED
                                                                         MARCH 31,
                                                                   ----------------------
                                                                      1999          1998
                                                                    -------         -----
Cash flows from operating activities:
  Net income                                                      $ 554,809     $ 497,799
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                  88,657        89,403
       Provision for losses on loans                                170,000       180,000
       Non-cash compensation under stock-based benefit plans         82,130        84,499
       Amortization of premiums and discounts, net                   12,196         5,862
       Deferred loan origination fees, net of costs                  86,730        62,549
       Gain on sales of mortgage-backed securities
           and investment securities                                     --        (5,015)
       Change in deferred income taxes                                   --      (251,663)
       (Increase) in accrued interest on investments,
           prepaid expenses and other assets                       (234,147)      (31,344)
       Decrease in accrued expenses and other liabilities          (608,548)     (403,453)
                                                                -----------    ----------
         Net cash used in operating activities                      151,827       228,637
                                                                -----------    ----------

Cash flows from investing activities:
  Loan principal disbursements, net of repayments                (2,120,034)   (7,024,930)
  Purchase of loans                                              (1,794,554)   (1,973,600)
  Purchase of property and equipment                                (46,546)      (51,103)
  Purchase of stock in Federal Home Loan Bank of Atlanta                 --       (49,300)
  Purchase of stock in Federal Reserve Bank of Richmond                  --        (4,300)
  Purchase of investment security available-for-sale               (204,173)   (5,028,125)
  Principal repayment on mortgage-backed securities
    available-for-sale                                                   --     2,621,124
  Principal repayment on investment securities
    available-for-sale                                            3,967,295            --
  Maturities of investment securities available-for-sale                 --     2,000,000
  Sales of mortgage-backed securities available-for-sale                 --     5,063,417
                                                                 ----------    ----------
        Net cash used in investing activities                      (198,012)   (4,446,817)

Cash flows from financing activities:
  Net decrease in deposits                                         (321,568)     (461,395)
  Stock repurchase                                                 (523,380)           --
  Dividends paid                                                   (127,342)      (72,510)
  (Decrease) increase in borrowings                              (1,300,000)    7,500,000
                                                                 ----------    ----------
         Net cash (used in) provided by financing activities     (2,272,290)    6,966,095
                                                                 ----------    ----------

  Net (decrease) increase in cash and cash equivalents          $(2,318,475)   $2,747,915
  Cash and cash equivalents at beginning of period                8,538,420     5,113,187
                                                                 ----------    ----------
  Cash and cash equivalents end of period                        $6,219,945    $7,861,102
                                                                 ==========    ==========

Supplemental information:
  Interest paid on deposits and borrowed funds                    2,480,797     2,578,673
  Income taxes paid                                                 627,750       395,000
                                                                 ==========    ==========

See accompanying notes to financial statements.
                            6

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

Note 3:   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the nine and three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year.

Note 4:   Cash and Cash Equivalents

Cash equivalents include short-term investments which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

Note 5:   Regulatory Capital Requirements

At March 31, 1999, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at March 31, 1999 (in thousands).

                                                                      Capitalized Under
                                                   For Capital        Prompt Corrective
                                Actual           Adequacy Purposes    Action Provision
                          -----------------     -------------------   ------------------
                          Amount        %       Amount          %     Amount         %
                          ------      -----     ------        -----   ------       -----
Total Capital (to Risk
  Weighted Assets)        $8,933     14.91%     $4,793        8.00%    $5,992       10%

Tier 1 Capital (to Risk
   Weighted Assets)       $8,281     13.82%     $2,397        4.00%    $3,595        6%

Tier 1 Capital (to
    Average Assets)       $8,281      9.23%     $3,590        4.00%    $4,487        5%


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

YEAR 2000 READINESS DISCLOSURE

The following information constitutes "Year 2000 Readiness
Disclosure" under the Year 2000 Information and Readiness
Disclosure Act.

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

All of the material data processing of the Company that could be affected by this problem is provided by a third party service bureau. Management closely monitors the progress of the service bureau in resolving this potential problem and reports the status of the service bureau's progress to the Company's Audit Committee on a quarterly basis. This service bureau has advised the Company that testing of internal mission-critical systems was substantially complete as of December 31, 1998 and it is currently developing and testing contingency plans. However, if the service bureau is unable to resolve this potential problem in time, the Company would seek to retain a replacement service bureau and would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operation of the Company. Our contingency plan will address alternative methods to provide basic services to our customers. The Company estimates costs related to the year 2000 are less than $10,000.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND JUNE 30,
1998

The Company's assets decreased by $2.3 million or 2.5% to $90.1 million at March 31, 1999 from $92.4 million at June 30, 1998. The decrease in the Company's assets during the nine months ended March 31, 1999 was primarily due to the Company utilizing low yielding cash to fund $300,000 in deposits outflows and payoff $1,300,000 in borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") which generally had higher rates of interest. The Company's net loans receivable increased by $3.7 million or 4.8% to $79.5 million at March 31, 1999 from $75.9 million at June 30, 1998. The increase in net loans receivable was comprised of $3.8 million in commercial real estate loans, $1.6 million in consumer loans, $2.4 million in commercial loans and a decrease of $4.1 million in residential real estate loans. The Company's investment securities portfolio decreased by $3.8 million or 75.0% to $1.3 million at March 31, 1999 from $5.1 million at June 30, 1998 due to prepayments.

The Company's borrowings decreased by $1,300,000 or 12.8% to $8.9 million at March 31, 1999 from $10.2 million at June 30, 1998. Deposits decreased by $300,000 or by 0.4% to $70.0 million at March 31, 1999 from $70.3 million at June 30, 1998. The decrease in deposits was largely attributable to the decrease of $900,000 in interest-bearing deposits consisting of primarily higher yielding certificate of deposit accounts. Noninterest-bearing deposits increased by $600,000 during the nine months ended March 31, 1999.

The Company's stockholders' equity decreased by $40,000 to $9.1 million at March 31, 1999 from $9.1 million at June 30, 1998. In November, 1998 the Company initiated a 5% (18,127 shares) stock repurchase program of which all shares had been repurchased as of March 31, 1999 at a cost of $523,000.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS AND NINE MONTHS
ENDED MARCH 31, 1999 AND MARCH 31, 1998

Net Income
----------
The Company's net income increased by $26,000 or 14.6% to $204,000 for the quarter ended March 31, 1999 from $178,000 for the quarter ended March 31, 1998. The Company's net income increased by $57,000 or 11.4% to $555,000 for the nine months ended March 31, 1999 from $498,000 for the nine months ended March 31, 1998. The increases in the Company's net income during the comparable three and nine month periods was primarily due to $87,000 and $260,000 increases in net interest income partially offset by $47,000 and $149,000 increases in noninterest expenses, respectively.

Interest Income
---------------

Total interest income increased by $20,000 or 1.1% to
$1.78 million for the quarter ended March 31, 1999 from $1.76 million for the quarter ended March 31, 1998. Total interest income increased by $158,000 or 3.0% to $5.4 million for the nine months ended March 31, 1999 from $5.2 million for the nine months ended March 31, 1998. The increases in interest income resulted primarily from the growth in the Company's loan portfolio which was funded with principal repayments from the investment securities and mortgage-backed securities portfolios as well as cash from lower yielding investments in overnight federal funds. The Company's average yield on assets increased by 6 basis points and 12 basis points to 8.18% and 8.19% during the three and nine month periods ended March 31, 1999, respectively as compared to the 8.12% and 8.07% for the three
and nine month periods ended March 31, 1998, respectively.   The
Company's average balance of interest-earning assets decreased by $467,000 during the comparable three month periods and increased by $1.3 million during the comparable nine month periods.

Interest income on loans receivable increased by $119,000
or 7.6% to $1.7 million for the quarter ended March 31, 1999 from $1.6 million for the quarter ended March 31, 1998. Interest income on loans receivable increased by $460,000 or 10.1% to $5.0 million for the nine months ended March 31, 1999 from $4.5 million for the nine months ended March 31, 1998. The increase in interest income on loans receivable during the three month period is primarily due to an increase in the average balance of loans receivable. The increase in interest income on loans receivable during the nine month period is primarily due to an increases in the average balance and average yield of loans receivable. The Company has emphasized commercial and consumer lending to compliment it's existing residential mortgage portfolio. Commercial and consumer loans generally have higher yields associated with them. During the three months ended March 31, 1999 as compared to the same period ended March 31, 1998 the average loans receivable balance increased by $5.9 million or 7.7% to $79.7 million from $73.8 million and the average yield decreased by 3 basis points to 8.45% from 8.48%. During the nine months ended March 31, 1999 as compared to the same period ended March 31, 1998 the average balance of loans receivable increased by $7.1 million or 9.8% to $78.7 million from $71.7 million and the average yield increased by 2 basis points to 8.46% from 8.44%.

The Company had no mortgage-backed securities outstanding during the three and nine month periods ended March 31, 1999 and therefore no interest income. The Company did however, have $103,000 in interest income on mortgage-backed securities during the nine month period ended March 31, 1998.

Interest income on investment securities decreased by $54,000 or 64.7% to $30,000 for the quarter ended March 31, 1999 from $84,000 for the quarter ended March 31, 1998. Interest income on investment securities decreased by $137,000 or 42.0% to $188,000 during the nine month ended March 31, 1999 from $325,000 during the nine months ended March 31, 1998. The decrease in interest income during the comparable quarters was primarily attributable to a decrease of $3.2 million in the average balance of investment securities to $1.9 million from $5.1 million and a decrease of 24 basis points in the average yield to 6.34% from 6.58%. The decrease in interest income during the comparable nine month periods was primary attributable to a decrease of $2.6 million in the average balance of investment securities to $3.6 million from $6.2 million and a decrease of 6 basis points in the average yield to 6.90% from 6.96%.

Interest income on federal funds sold and other investments decreased by $44,000 or 39.6% to $67,000 for the quarter ended March 31, 1999 from $111,000 for the quarter ended March 31, 1998. Interest income on federal funds sold and other investments decreased by $61,000 or 23.9% to $194,000 for the nine months ended March 31, 1999 from $255,000 for the nine months ended March 31, 1998. Other investments consists of investments in the FHLB and the Federal Reserve Bank of Richmond. During the comparable quarters the average balance decreased by $2.2 million to $5.6 million from $7.8 million and the average yield decreased 90 basis points to 4.83% from 5.73%. During the comparable nine month periods the average balance decreased by $694,000 to $5.2 million from $5.9 million and the average yield decreased 80 basis points to 5.01% from 5.81%.

Interest Expense
----------------

Total interest expense decreased by $67,000 or 7.8% to $793,000 for the quarter ended March 31, 1999 from $861,000 for the quarter ended March 31, 1998. Total interest expense decreased by $102,000 or 4.0% to $2.48 million for the nine months ended March 31, 1999 from $2.58 million at March 31, 1998. The decreases in interest expense during the comparable quarters were primarily due to decreases in the average balance and average cost of interest-bearing liabilities. During the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 the average balance of interest-bearing liabilities decreased by $1.1 million to $75.9 million from $77.0 million and the average rate decreased 29 basis points to 4.18% from 4.47%. During the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998 the average balance of interest-bearing liabilities decreased by $433,000 to $76.1 million from $76.5 million and the average rate decreased 15 basis points to 4.34% from 4.49%.

Interest expense on deposits decreased by $46,000 or 6.5%
to $659,000 for the quarter ended March 31, 1999 from $705,000 for the quarter ended March 31, 1998. Interest expense on deposits decreased by $87,000 or 4.1% to $2.04 million from $2.13 million for the nine months ended March 31, 1998. The decrease in interest expense on deposits during the comparable quarters was primarily attributable to a decrease in the average rate by 27 basis points to 3.95% from 4.22%. The decrease in interest expense on deposits during the comparable nine month periods was primarily due to a $100,000 decrease in the average balance to $66.6 million from $66.7 million and a decrease in the average rate to 4.09% from 4.26%. The Company has directed it's marketing effort towards attracting lower interest-bearing transaction type deposits and noninterest-bearing deposits while allowing higher priced deposits to mature rather than pay above market rates.

Interest expense on borrowings decreased by $20,000 or 13.0% to $135,000 for the quarter ended March 31, 1999 from $155,000 for the quarter ended March 31, 1998. Interest expense on borrowings decreased by $15,000 or 3.3% to $433,000 during the nine months ended March 31, 1999 from $448,000 during the nine months ended March 31, 1998. The decrease for the comparable quarters was primarily attributable to a decrease of $1.1 million in the average balance and a decrease of 13 basis points in the average rate. For the nine month comparable periods the decrease was attributable to a $300,000 decrease in the average balance. The average rate remained unchanged.

Net Interest Income
-------------------

The Company's net interest income increased by $88,000 or 9.8% to $987,000 for the quarter ended March 31, 1999 from $899,000 for the quarter ended March 31, 1998. Net interest income increased by $260,000 or 9.8% to $2.9 million for the nine months ended March 31, 1999 from $2.6 million during the nine months ended March 31, 1998. The increase in net interest income during the comparable quarters and nine month periods were primarily due to an increase of 35 basis points and 27 basis points the interest rate spread (net yield on average interest-earning assets less the rate paid on average interest-bearing liabilities) to 4.00% and 3.85% from 3.65% and 3.58%, respectively.

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

                                                                Nine Months Ended March 31,
                                          ----------------------------------------------------------------------
                                                   1999                                       1998
                                          ---------------------------           --------------------------------

                                          Average            Average            Average                 Average
                                          Balance   Interest   Rate             Balance    Interest       Rate
                                          -------   --------  ------            -------    --------     --------
                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans receivable (2)                   $78,747   $4,998     8.46%           $71,696      $4,538       8.44%
   Investment securities                    3,631      188     6.90              6,228         325       6.96
   Mortgage-backed securities                  --       --       --              2,478         103       5.54
   Federal funds sold and other
      interest-earning assets               5,161      194     5.01              5,855         255       5.81
                                          -------    -----                     -------       -----
Total interest earning assets              87,539    5,380     8.19             86,257       5,221       8.07
                                                     -----                                   -----       ----
Noninterest-earning assets                  2,157                                2,464
                                          -------                              -------
Total assets                              $89,696                              $88,721
                                          =======                              =======

Interest-bearing liabilities:
Savings deposits (3)                       66,621    2,043     4.09            $66,721       2,130       4.26
Borrowings                                  9,480      434     6.10              9,813         449       6.10
                                          -------   ------                     -------      ------
Total interest-bearing liabilities         76,101    2,477     4.34             76,534       2,579       4.49
                                                    ------     ----                         ------       ----
Noninterest-bearing liabilities             4,319                                3,597
                                          -------                              -------
Total liabilities                          80,420                               80,131
Stockholders' equity                        9,276                                8,590
                                          -------                              -------
    Total liabilities and stockholders'
       equity                             $89,696                              $88,721
                                          =======                              =======

Net interest income                                 $2,903                                 $2,642
                                                    ======                                 ======

Interest rate spread                                           3.85%                                     3.58
                                                             ======                                    ======
Net yield on interest-earning assets                           4.42%                                     4.08
                                                             ======                                    ======

Ratio of average interest-earning assets
  to average interest-bearing liabilities                    115.03%                                   112.70
                                                             ======                                    ======


___________
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.
(3)  Includes interest-bearing escrow accounts.


                                                                Three Months Ended March 31,
                                          ----------------------------------------------------------------------
                                                   1999                                       1998
                                          ---------------------------           --------------------------------

                                          Average             Average           Average                 Average
                                          Balance   Interest   Rate             Balance    Interest       Rate
                                          -------   --------  ------            -------    --------     --------
                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans receivable (2)                   $79,674   $1,684     8.45%            $73,806     $1,565       8.48%
   Investment securities                    1,894       30     6.34               5,106         84       6.58
   Mortgage-backed securities                  --       --       --                  --         --         --
   Federal funds sold and other
      interest-earning assets               5,553       67     4.83               7,742        111       5.73
                                         --------   ------                      -------      -----
Total interest earning assets              87,121    1,781     8.18              86,654      1,760       8.12
                                                    ------                                   -----
Noninterest-earning assets                  2,407                                 3,099
                                         --------                               -------
Total assets                              $89,528                               $89,753
                                         ========                               =======

Interest-bearing liabilities:
Savings deposits (3)                      $66,766     659      3.95             $66,748        705       4.22
Borrowings                                  9,150     135      5.90              10,290        155       6.03
                                          -------   -----                       -------      -----
Total interest-bearing liabilities         75,916     794      4.18              77,038        860       4.47
                                                    -----      ----                          -----       ----
Noninterest-bearing liabilities             4,333                                 3,965
                                          -------                               -------
Total liabilities                          80,249                                81,003
Stockholders' equity                        9,279                                 8,750
                                          -------                                ------
    Total liabilities and stockholders'
      equity                              $89,528                               $89,753
                                          =======                               =======

Net interest income                                 $ 987                                    $ 900
                                                    =====                                    =====
Interest rate spread                                           4.00%                                     3.65%
                                                             ======                                    ======
Net yield on interest-earning assets                           4.53%                                     4.15%
                                                             ======                                    ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                    114.76%                                   112.48%
                                                             ======                                    ======

___________
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.
(3)  Includes interest-bearing escrow accounts.


Provision For Loan Losses
-------------------------

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses, based on prior loss experience, volume and type of collateral by the Company, industry standards and past due loans in the Company's loan portfolio. The Company's management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The Company provided $60,000 for loan losses during each of the quarters ended March 31, 1999 and March 31, 1998, respectively. The Company provided $170,000 and $180,000 for loan losses during each of the nine month periods ended March 31, 1999 and March 31, 1998. The provision for loan losses were made due to the Company's higher levels of consumer, construction and commercial loans, which generally entail a greater risk than single-family residential loans. The Company has increased its allowance for loan losses as a percentage of total loans outstanding, net of unearned origination fees to 0.81% at March 31, 1999 from 0.69% at March 31, 1998. The Company's ratio of net charge-offs to average loans outstanding was 0.08% for the quarter ended March 31, 1999 on an annualized basis.

Noninterest Income
------------------

The Company's noninterest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities and loans. Total noninterest income increased by $3,500 or 5.6% to $67,000 for the quarter ended March 31, 1999 from $63,000 for the quarter ended March 31, 1998. Total noninterest income decreased by $24,000 or 11.7% to $181,000 during the nine months ended March 31, 1999 from $205,000 during the nine months ended March 31, 1998. The decrease in noninterest income during the nine month period was primarily attributable to a $5,000 gain from the sales of mortgage-backed securities during the nine months ended March 31, 1998 and the absence of fees generated from one former commercial deposit customer.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $47,000 or 7.6% to $664,000 for the quarter ended March 31, 1999 from $617,000 for the quarter ended March 31, 1998. Total noninterest expense increased by $149,000 to $2.0 million during the nine months ended March 31, 1999 from $1.9 million during the nine months ended March 31, 1998. Compensation and employee benefits expense increased by $52,000 or 13.4% and $137,000 or 11.8% to $441,000
and $1.3 million for the quarter and nine month periods ended March 31, 1999 from $389,000 and $1.2 million for the quarter and nine months ended March 31, 1998, respectively. The increase was largely attributable to expenses relating to the hiring of additional personnel. The Company's other expenses, consisting primarily of professional fees, equipment expense, net occupancy costs, advertising and data processing expenses decreased by $5,000 during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The Company's other expense increased by $12,000 or 1.7% during the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998.

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

The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 1999, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $6.2 million. In addition, the Company has approximately $1.3 million of investment securities classified as available-for-sale.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $3.1 million. Certificates of deposits which are scheduled to mature in less than one year at March 31, 1999 totaled $27.9 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company's primary uses of cash in investing activities during the nine months ended March 31, 1999 were loan principal disbursements and purchases, net of repayments, of $3.9 million. The Company's primary sources of cash provided from investing activities during the nine months ended March 31, 1999 was the repayment of $4.0 million of an investment security.

The Company's primary use of cash in financing activities during the nine months ended March 31, 1999 consisted of a $1.3 million decrease in borrowings, $300,000 decrease in deposits and the repurchase of stock and payment of cash dividends of $651,000.

As discussed in Note 5 - Regulatory Capital Requirements, the Company and the Bank exceeded all regulatory minimum capital requirements.

Impact of New Accounting Standards
----------------------------------

Statement of position (SOP) 98-5 "Reporting on the Costs of Start-up Activities". This Statement provides guidance on the financial reporting of start-up cost and organizational cost.
It required costs of start-up activities and organization costs to be expensed as incurred. The "SOP" also requires the initial application to be reported as a cumulative effect of a change in accounting principal. This "SOP" which is effective for fiscal years beginning after December 15, 1998 will not affect the Company's financial position or results of operations.

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

                  PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings

     None.

Item 2.   Changes in Securities and use of proceeds.

     None.

Item 3.   Defaults Upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security-Holders

     None

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  The following exhibit is filed herewith:

             Exhibit 27        Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                         Signatures


In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           PATAPSCO BANCORP, INC.



Date:  May 14, 1999       /s/ Joseph J. Bouffard
                          ---------------------------
                          Joseph J. Bouffard
                          President and Chief Executive Officer
                          (Principal Executive Officer)




Date:  May 14, 1999       /s/ Michael J. Dee
                          ---------------------------
                          Michael J. Dee
                          Chief Financial Officer & Controller
                          (Principal Financial Officer)