Form 10KSB40
period 1999-06-30
PATAPSCO BANCORP INC
filed 1999-09-24
CIK 1003961

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

                          Commission File No. 0-28032

                            PATAPSCO BANCORP, INC.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

For the fiscal year ended June 30, 1999, the registrant had $7,485,829 in revenues.

As of September 16, 1999, the aggregate market value of voting stock held by non-affiliates was approximately $6,981,211, computed by reference to the most recent sales price on September 16, 1999 as reported on the OTC Bulletin Boards. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 16, 1999: 340,201.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the registrant's Annual Report to Stockholders for the Fiscal Year ended June 30, 1999. (Parts II and III)
     2. Portions of Proxy Statement for registrant's 1999 Annual Meeting of Stockholders. (Part III)

                                    PART I

Item 1.  Description of Business
--------------------------------


General

     Patapsco Bancorp, Inc. Patapsco Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland in November 1995. On April 1, 1996, Patapsco Federal Savings and Loan Association (the "Association"), the predecessor of The Patapsco Bank ("the Bank"), converted from mutual to stock form and reorganized into the holding company form of ownership as a wholly owned subsidiary of the Company (the "Stock Conversion"). In the Stock Conversion, the Company issued and sold 362,553 shares of its common stock at a price of $20.00 per share to the Bank's depositors, the Company's employee stock ownership plan and the public, thereby recognizing net proceeds of $6.7 million.

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

     The Company's and the Bank's executive offices are located at 1301 Merritt Boulevard, Dundalk, Maryland 21222-2194, and their main telephone number is
(410) 285-1010.

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

     The principal business of the Bank historically was the investment of deposits from the general public in loans secured by first mortgages on one- to four-family ("single-family") residences in the Bank's market area. The Bank derived its income principally from interest earned on loans and, to a lesser extent, interest earned on mortgage-backed securities and investment securities and noninterest income. Funds for these activities were provided principally by operating revenues, deposits and repayments of outstanding loans and investment securities and mortgage-backed securities.

     The Bank's Board of Directors believe the Bank's market area has not been adequately served by the existing financial institutions and there is strong local demand for commercial real estate, commercial business, equipment leases and consumer loans. As a result, the Board of Directors refocused the Bank's strategy to pursue its existing business of originating single-family residential mortgage loans, and expanding into commercial real estate, commercial business, consumer lending, construction loans and small equipment leases. In furtherance of this strategy, in June 1995, the Bank began financing home improvement loans and had $8.8 million of such loans, or 11.2% of total loans outstanding at June 30, 1999. In addition, the Board of Directors and management have implemented other new lending programs such as small business loans, residential and non-residential construction loans, commercial real estate loans, home equity and other consumer loans and equipment leases. At June 30, 1999, the Bank had $6.8 million, $2.4 million, $7.9 million, $2.7 million and $1.5 million in small business loans, construction loans, commercial real estate loans, home equity and other consumer loans, and equipment leases, respectively.

Market Area

     The Bank's market area for gathering deposits consists of eastern Baltimore County, Maryland, while the Bank makes loans to customers in much of the Mid-Atlantic area with strong emphasis on the Baltimore metropolitan area. The economy of the Bank's market area has historically been based on industries such as steel, shipyards and automobile assembly. Major employers in the area include Bethlehem Steel and General Motors. In recent years, the local economy has stabilized from the layoffs and plant closings by local employers in previous years. The economy in the Bank's market area continues to be dependent, to some extent, on a small number of major industrial employers. Recently, a significant portion of eastern Baltimore County has been designated as an "Enterprise Zone." As a result, employers relocating to this area are entitled to significant tax and other economic incentives.

Proposed Legislative and Regulatory Changes

     Legislation has been reintroduced in the U.S. Congress which calls for the modernization of the banking system and which would significantly affect the operations and regulatory structure of the financial services industry, including savings institutions like the Bank. At this time, management does not know what form the final legislation might take, or if enacted into law, how the legislation would affect the Company's and Bank's business and operations and competitive environment. For additional information on the provisions of this legislation, see "Regulation of the Bank -- Proposed Legislative and Regulatory Changes."

Lending Activities

     General. The Company's gross loan portfolio totaled $78.5 million at June 30, 1999, representing 82.4% of total assets at that date. It is the Company's policy to concentrate its lending within its market area. At June 30, 1999, $48.5 million, or 61.9% of the Company's gross loan portfolio, consisted of residential mortgage loans. Other loans secured by real estate include construction and commercial real estate loans, which amounted to $10.2 million, or 13.0% of the Company's gross loan portfolio at June 30, 1999. In addition, the Company originates consumer and other loans, including home equity loans, home improvement loans and loans secured by deposits. At June 30, 1999, consumer and other loans totaled $11.4 million, or 14.5% of the Company's gross loan portfolio. The Company's commercial loan portfolio, which consists of small business loans and commercial leases, totaled $8.3 million, or 10.6% of the Company's gross loan portfolio.

     Originations, Purchases and Sales of Loans. The Company generally has authority to originate and purchase loans secured by real estate located throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, the Company concentrates its lending activities in its Maryland market area with limited home improvement loan origination in the Delaware, Pennsylvania and Northern Virginia markets.

     The Company's loan originations are derived from a number of sources, including referrals by realtors, depositors and borrowers and advertising, as well as loan brokers. The Company's solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. All of the Company's loan personnel are salaried, and the Company does not compensate loan personnel on a commission basis for loans originated. With the exception of applications for home improvement loans, which loans may be originated on an indirect basis through a limited number of approved home improvement contractors and loan brokers, loan applications are accepted at the Company's office. In addition, the Company has one salaried loan originator who may travel to meet prospective borrowers and take applications. In all cases, the Company has final approval of the application.

     In recent years, the Company has purchased whole loans and loan participation interests. During the years ended June 30, 1999 and 1998, the Company purchased whole loans and loan participation interests totaling $337,000 and $2.5 million, respectively, from local financial institutions and local mortgage brokers. In the future, management intends to consider limited purchases of whole loans or participation interests in loans secured by single-family, multi-family or commercial real estate.

     LoanUnderwriting Policies. The Company's lending activities are subject to the Company's non-discriminatory underwriting standards and to loan origination procedures prescribed by the Company's Board of Directors and management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. First mortgage loans in amounts of up to $248,000, $350,000 and $500,000 may be approved by the Vice President - Real Estate Landing, the Officers Loan Committee (consisting of three officers of the Bank) and the Directors Loan Committee (consisting of any two non-employee directors), respectively. Certain officers and committees have been granted authority by the Board of Directors to approve commercial business loans in varying amounts depending upon whether the loan is secured or unsecured and, with respect to secured loans, whether the collateral is liquid or illiquid. Individual officers and certain committees of the Company have been granted authority by the Board of Directors to approve consumer loans up to varying specified dollar amounts, depending upon the type of loan.

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

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a commercial bank to a person outstanding, including commitments, at one time shall not exceed 15% of the bank's unimpaired capital and surplus. Under these limits, the Company's loans to one borrower were limited to $1.4 million at June 30, 1999. At that date, the Company had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 1999, the Company's largest lending relationship was a $1.3 million commercial loan secured by commercial real estate, which includes a 55% guarantee by the United States Small Business Administration, which was current and performing in accordance with its terms at June 30, 1999

     Interest rates charged by the Company on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Residential Real Estate Lending. The Company historically has been and continues to be an originator of residential real estate loans in its market area. Residential real estate loans consist of both single-family and multi-family residential real estate loans. At June 30, 1999, residential mortgage loans, excluding home improvement loans, and home equity loans totaled $48.5 million, or 61.9% of the Company's gross loan portfolio. Of such loans, $5.9 million were secured by nonowner-occupied investment properties.

     The Company originates fixed-rate and adjustable rate mortgage loans at competitive interest rates. At June 30, 1999, $30.0 million, or 53.2% of the Company's residential and commercial real estate loan portfolio was comprised of fixed-rate mortgage loans and $26.4 million or 46.8% of the Company's residential and commercial real estate loan portfolio was comprised of adjustable rate mortgage loans

     The Company's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings. Such loans generally range in size from $100,000 to $500,000. At June 30, 1999, the Company had $712,000 of multi-
family residential real estate loans, which amounted to .91% of the Company's gross loan portfolio at such date. Multi-family real estate loans either are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a three or five year note maturity, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its multi-family real estate lending to borrowers within its market area or with which it has had prior experience. The Company seeks to expand multi-family residential real estate lending.

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

     Construction Lending. The Bank also offers residential and commercial construction loans and land acquisition and development loans. Residential construction loans are offered to individuals who are having their primary or secondary residence built as well as to local builders to construct single-family dwellings. Residential construction advances are made on stage of completion basis. Generally, loans to owner/occupants for the construction of residential properties are originated in conjunction with the permanent mortgage on the property. The term of the construction loans is normally from six to 18 months and have a variable interest rate which is normally up to 2% above the prime interest rate. Upon completion of construction, the permanent loan rate will be set at the interest rate offered by the Bank on that loan product not sooner than 60 days prior to completion. Interest rates on residential loans to builders are set at the prime interest rate plus a margin of .5% to 2.0% as may be adjusted from time to time. Interest rates on commercial construction loans and land acquisition and development loans are based on the prime rate plus a negotiated margin of between .5% and 2.0% and adjust from time to time, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At June 30, 1999, $2.4 million, or 3.0%, of the Company's gross loan portfolio consisted of construction loans.

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

     Commercial Real Estate Lending. The Company's commercial real estate loan portfolio consists of loans to finance the acquisition of small office buildings, shopping centers and commercial and industrial buildings. Such loans generally range in size from $100,000 to $900,000. At June 30, 1999, the Company had $7.9 million of commercial real estate loans, which amounted to 10.0% of the Company's gross loan portfolio at such date. Commercial real estate loans are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a maturity generally of three to five years, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its commercial real estate lending to borrowers within its market area or with which it has had prior experience. The Company seeks to expand commercial real estate lending.

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

     Consumer Lending. The consumer loans currently in the Company's loan portfolio consist of home improvement loans, home equity loans, loans secured by savings deposits and overdraft protection for checking accounts. At June 30, 1999, consumer and other loans totaled $11.4 million, or 14.5% of the Company's gross loan portfolio.

     In July 1995, the Company instituted a home improvement loan program. Such loans are made to finance a variety of other home improvement projects, such as replacement windows, siding and room additions. The Company's policy is to originate home improvement loans throughout Maryland, except for the western portion of the state, and northern Virginia, Delaware and Pennsylvania. While the Company originates some home improvement loans on a direct basis, most of the home improvement loans in the Company's portfolio are originated on an indirect basis through the Company's relationships with selected independent contractors. The Company's underwriting policies apply to all home improvement loans whether or not directly originated by the Company. Home improvement loans generally have terms ranging from three to 15 years and have fixed interest rates. Home improvement loans are made on both secured and unsecured bases. However, the majority of home improvement loans with a principal loan amount over $10,000 or which have a term longer than 84 months are made on a secured basis with loan-to-value ratios up to 80% or 90%, depending on the type of project financed. At June 30, 1999, home improvement loans amounted to $8.8 million, or 11.1% of the Company's gross loan portfolio, with $1.5 million of such loans being secured by real estate.

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

     During fiscal 1996 the Company began a commercial lending program. At June 30, 1999 the Company's commercial loans totaled $6.8 million, or 8.7% of the Company's gross loan portfolio. This commercial lending program employs many of the alternative financing and guarantee programs available through the U.S. Small Business Administration and other state and local economic development agencies.

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

     The Company offers loans to finance lease transactions, secured by the lease and the underlying equipment, to small businesses. In extending the financing in a commercial lease transaction, the Company reviews the borrower's financial statements, credit reports, tax returns and other documentation. Generally, commercial lease financing is made in amounts ranging between $3,000 and $120,000 with terms of up to five years and carry fixed interest rates. At June 30, 1999, commercial lease finance transaction loans totaled $1.5 million, or 1.9% of the Company's gross loan portfolio.

     Loan Fees and Servicing. The Company receives fees in connection with late payments and for miscellaneous services related to its loans. The Company also charges fees in connection with loan originations typically up to 3 points (one point being equal to 1% of the loan amount) on real estate loan originations. The Company generally does not service loans for others, except for 30 year fixed-rate residential mortgage loans originated and sold by the Company with servicing retained, and earns minimal income from this activity. The Company has sold participating interests on residential and commercial real estate loans to other local financial institutions. At June 30, 1999 the Company was servicing loans for others totaling approximately $2.2 million.

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

     Real estate acquired by the Company as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. Any required write-down of the loan to its fair value upon foreclosure is charged against the allowance for loan losses. See Note 4 of Notes to Consolidated Financial Statements.

     The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                          At June 30,
                                                        ---------------
                                                         1999     1998
                                                        ------   ------
                                                         (In thousands)
Loans accounted for on a non-accrual basis: (1)
  Real estate:
   Residential...................................       $  173   $  462
   Commercial....................................           --       --
   Construction..................................           --       --
  Consumer.......................................           --       --
  Commercial.....................................            9       --
                                                        ------   ------
   Total.........................................       $  182   $  462
                                                        ======   ======

Accruing loans which are contractually past due
 90 days or more.................................       $   --   $   --
                                                        ------   ------
   Total.........................................       $   --   $   --
                                                        ======   ======

   Total nonperforming loans.....................       $  182   $  462
                                                        ======   ======

Percentage of total loans........................         0.23%     .60%
                                                        ======   ======
Other non-performing assets (2)..................       $   31   $   31
                                                        ======   ======
Loans modified in troubled debt restructurings...       $   --   $   --
                                                        ======   ======

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

     During the year ended June 30, 1999, gross interest income of $17,200 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during that period amounted to $0.

     At June 30, 1999, nonaccrual loans consisted of 2 mortgage loans secured by single-family residential real estate properties aggregating $173,000 and one commercial lease transaction totaling $9,000. At that date, the Company had no loans not classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

     At June 30, 1999, the Company had $31,000 in real estate owned, which consisted of one parcel of undeveloped, industrially zoned land located in the Dundalk area of Baltimore County, Maryland

     Allowance for Loan Losses. In originating loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses. The Company increases its allowance for loan losses by charging provisions for possible loan losses against the Company's income.

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

     The Company's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Company's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established on a quarterly basis based on an assessment of, among others: lending risks associated with new products and markets, loss allocations for specific problem credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Additional provisions for losses on loans are made in order to bring the allowance to a level deemed adequate. Management anticipates that the Company's provisions for loan losses will increase in the future as it implements the Board of Directors' strategy of continuing existing lines of business while gradually expanding commercial real estate, commercial business and consumer lending, which loans generally entail greater risks than single-family residential mortgage loans. At the date of foreclosure or other repossession, the Company would transfer the property to real estate acquired in settlement of loans initially at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses.

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

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                Year Ended June 30,
                                                -------------------
                                                 1999         1998
                                                ------       ------
                                              (Dollars in thousands)
Balance at beginning of period...............   $ 554         $397
Loans charged off:
 Residential real estate mortgage............      48            5
 Consumer....................................     126           87
                                                -----         ----
  Total charge-offs..........................     174           92
Recoveries:
 Single-family residential mortgage..........       5            4
 Consumer....................................       1            5
                                                -----         ----
  Total recoveries...........................       6            9
                                                -----         ----
Net loans charged off........................     167           83
Provision for loan losses....................     245          240
                                                -----         ----
Balance at end of period.....................   $ 631         $554
                                                =====         ====

Ratio of net charge-offs to average
 loans outstanding during the period.........     .21%         .11%
                                                =====         ====

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                             At June 30,
                                          --------------------------------------------------------
                                                       1999                         1998
                                          ------------------------------  ------------------------
                                                       Percent of Loans           Percent of Loans
                                                       in Each Category           in Each Category
                                          Amount        to Total Loans    Amount  to Total Loans
                                          ------       -----------------  ------  ----------------
                                                         (Dollars in thousands)
Real estate mortgage:
 Residential.......................       $  117             61.83%       $  139       72.06%
 Commercial........................           83             10.02            44        6.66
 Construction......................           18              2.99            28        2.87
Consumer and other.................          144             14.54           138       11.75
Commercial.........................           85             10.62            55        6.66
Unallocated........................          184                --           150          --
                                          ------            ------        ------      ------
  Total allowance for loan losses..       $  631            100.00%       $  554      100.00%
                                          ======            ======        ======      ======

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

     Under applicable accounting rules, investment securities classified as held-to-maturity are recorded at amortized cost and those classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At June 30, 1999, the Company's entire portfolio of investment securities was classified as available for sale and had an aggregate carrying value of $5.9 million and an unrealized net loss after tax of $109,000. As a result, management of the Company currently does not anticipate that the presence of unrealized losses in the Company's portfolio of investment securities and mortgage-backed securities is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity


Deposit Activity and Other Sources of Funds

     General. Deposits are the primary source of the Company's funds for lending, investment activities and general operational purposes. In addition to deposits, the Company derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank may borrow from the FHLB of Atlanta.

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

     The Company attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Company seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Company's depositors are Maryland residents. To provide additional convenience, the Company participates in the HONOR Automatic Teller Machine network at locations throughout the United States, through which customers can gain access to their accounts at any time.

     Borrowings. While savings deposits historically have been the primary source of funds for the Company's lending, investments and general operating activities, the Company in recent years has used advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB System, the Company is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Company has a Blanket Agreement for advances with the FHLB under which the Company may borrow up to 22% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Company's stock in the FHLB of Atlanta and other eligible assets. At June 30, 1999, the Company had outstanding Federal Home Loan Bank of Atlanta advances of $13.9 million with an average rate of 5.71%.

Subsidiary Activities

     The Bank has two subsidiaries, PFSL Holding Corp. ("PFSL"), which it formed in November 1995 to hold certain real estate owned at that time and which is currently is inactive and Prime Business Leasing that was formed in October 1998.

Competition

     The Company faces strong competition both in originating real estate and consumer loans and in attracting deposits. The Company competes for loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers. The Company also competes by offering products which are tailored to the local community. Its competition in originating loans comes primarily from other commercial banks, savings institutions and mortgage bankers, credit unions and finance companies.

     Management considers its market area for gathering deposits to be eastern Baltimore County in Maryland. The Company originates loans throughout much of the Mid-Atlantic area. The Company attracts its deposits through its office in Dundalk primarily from the local community. Consequently, competition for deposits is principally from other commercial banks, savings institutions, credit unions, mutual funds and brokers in the local community. The Company competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff.

Employees

     As of June 30, 1999, the Company had 32 full-time and 3 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Company's relationships with its employees to be good.

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

     Proposed Legislative and Regulatory Changes. The U.S. Congress is in the process of drafting legislation which may have a profound effect on the financial services industry. In January 1999 legislation restructuring the activities and regulations oversight of the financial services industry was reintroduced in both houses of the U.S. Congress. The stated purposes of the legislation are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition and would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises allowing holding companies to offer new services and products. In particular, the legislation repeals the Glass-Steagall Act prohibitions on bank affiliating with securities firms and thereby allow holding companies to engage in securities underwriting and dealing without limits and to sponsor and act as distributor for mutual funds. The legislation also removes the Bank Holding Company Act's prohibitions on insurance underwriting allowing holding companies to underwrite and broker any type of insurance product, calls for a new regulatory framework for financial institutions and their holding companies and preserves the thrift charter and all existing thrift powers. The House and Senate have each approved different versions of H.R. 10 and the House and Senate are expected to meet during the summer of 1999 to reconcile their versions of the legislation. The Senate version of financial services modernization differs from H.R. 10 principally with respect to the powers of operating subsidiaries, permissible activities of well-managed holding companies and restrictions on nonfinancial activities of unitary thrift holding companies. At this time, it is unknown how the legislation will be modified, or if enacted, what form the final version of the legislation might take and how it will affect the Company's and the Bank's business and operations and competitive environment.

     Capital Requirements. The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. Federal Reserve Board regulations establish two capital standards for state-chartered banks that are members of the Federal Reserve System ("state member banks"): a leverage requirement and a risk-based capital requirement. In addition, the Federal Reserve may on a case-by-case basis, establish individual minimum capital requirements for a bank that vary from the requirements that would otherwise apply under Federal Reserve Board regulations. A bank that fails to satisfy the capital requirements established under the Federal Reserve Board's regulations will be subject to such administrative action or sanctions as the Federal Reserve Board deems appropriate.

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

                                                                                                     Regulatory
                                                                                                     Requirements
                                                                                   Regulatory         To Be Well
                                                                                  Requirements     Capitalized Under
                                                                                   For Capital     Prompt Corrective
                                                          Actual                Adequacy Purposes  Action Provisions
                                             --------------------------------  ------------------  ------------------
                                                Amount           Ratio          Amount    Ratio      Amount    Ratio
                                             ------------  ------------------  --------  --------  ----------  ------
                                                                      (Dollars in thousands)
As of June 30, 1999:
 Total Capital (to Risk Weighted Assets)...        $9,120              15.35%    $4,752     8.00%      $5,941  10.00%
 Tier 1 Capital (to Risk Weighted Assets)..         8,489              14.29      2,376     4.00        3,564   6.00
 Tier 1 Capital (to Average Assets)........         8,489               9.35      3,630     4.00        4,537   5.00

As of June 30, 1998
 Total Capital (to Risk Weighted Assets)...        $8,947              16.40%    $4,365     8.00%      $5,457  10.00%
 Tier 1 Capital (to Risk Weighted Assets)..         8,393              15.38      2,183     4.00        3,274   6.00
 Tier 1 Capital (to Average Assets)........         8,393               9.20      3,650     4.00        4,563   5.00

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

and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the depository institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as a depository institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain mortgage servicing rights. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. At June 30, 1999, the Bank was classified as "well capitalized" under Federal Reserve regulations.

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

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at June 30, 1999 of $695,000. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At June 30, 1999, the Bank had $13.9 million in advances outstanding from the FHLB of Atlanta.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of between $4.9 million and $46.5 million, plus

10% on the amount over $46.5 million. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1999, the Bank met its reserve requirements.

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

     Deposit Insurance. The Bank's savings deposits are insured by the SAIF, which is administered by the FDIC. The Bank is required to pay assessments, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits by the FDIC through the Savings Association Insurance Fund of the FDIC. The FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits, or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

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

     In addition, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Association at the time of the Association's conversion to stock form. See
Note 9 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Stockholders attached hereto as Exhibit 13.

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

     Limits on Loans to One Borrower. The Bank has chosen to be subject to federal law with respect to limits on loans to one borrower. Generally, under federal law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed 15% of the unimpaired capital and surplus of the commercial bank. The Bank's lending limit to one borrower as of June 30, 1999 was $1.4 million.

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

     Acquisitions of Bank Holding Companies and Banks. Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the BHCA, control is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

     Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve Board before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings generally are prerequisites to obtaining federal regulatory approval to make acquisitions.

     The Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The

Change in Bank Control Act defines control as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

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

     Additionally, the Act authorizes the federal banking agencies to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1997 that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The State of Maryland has enacted legislation that authorizes interstate mergers involving Maryland banks. The Maryland statute also authorizes out-of-state banks to establish branch offices in Maryland by means of merger, branch acquisition or de novo branching, provided that the home state of the out-of-state bank
-- ----
provides reciprocal interstate branching authority to Maryland banks. The Maryland statute permits an out-of-state bank to branch into Maryland without regard to the laws of such bank's home state.

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

Taxation

     The Company and the Bank, together with the Bank's subsidiary, to date have not filed a consolidated federal income tax return. The Company has had no material tax liability through June 30, 1999.

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

Item 2.  Description of Property
--------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's office at June 30, 1999.

                                                     Book Value at
                                 Year   Owned or        June 30,          Approximate
                                Opened   Leased           1999           Square Footage
                                ------  -------- ----------------------  --------------
                                                 (Dollars in thousands)
1301 Merritt Boulevard           1970    Owned           $ 676             9,600
Dundalk, Maryland 21222-2194

     The book value of the Bank's investment in premises and equipment totaled $1.1 million at June 30, 1999. See Note 5 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings.
-------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 1999, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiary is a party or to which any of their properties is subject which are currently expected to result in a material loss.

Item 4.  Submission of Matters to Vote of Security Holders.
----------------------------------------------------------

     Not applicable.

                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

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

Item 7.  Financial Statements
-----------------------------

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Financial Data contained on pages 21 through 47 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

Item 8.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     The information contained in the section captioned "Relationship with Independent Accountants" on page 10 in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.


                                 PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -
- Election of Directors" in the Company's Proxy Statement is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors -- Executive Compensation," " -- Director Compensation," and " -- Employment Agreements" in the Proxy Statement is incorporated herein by reference.

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

Item 13.  Exhibits List and Reports on Form 8-K.
-----------------------------------------------

     (a)    List of Documents Filed as Part of this Report
            ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

            Independent Auditors' Report
            Consolidated Statement of Financial Condition as of June 30, 1999 and 1998
            Consolidated Statements of Income for the Years Ended June 30, 1999 and 1998
            Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1999 and 1998
            Consolidated Statements of Cash Flows for the Years Ended June 30, 1999 and 1998
            Notes to Consolidated Financial Statements

     (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

     No.    Description
    ----    -----------

*    3.1    Articles of Incorporation of Patapsco Bancorp, Inc.
*    3.2    Bylaws of Patapsco Bancorp, Inc.
**   4      Form of Common Stock Certificate of Patapsco Bancorp, Inc.
*** 10.1    Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan
*** 10.2    Patapsco Bancorp, Inc. Management Recognition Plan
*   10.3(a) Employment Agreement between Patapsco Federal Savings and
            Loan Association and Joseph J. Bouffard
*   10.3(b) Employment Agreement between Patapsco Bancorp, Inc. and
            Joseph J. Bouffard
*   10.4(a) Severance Agreements between Patapsco Federal Savings and
            Loan Association and Debra Penczek, John McClean and Joseph Sallese
*   10.4(b) Severance Agreements between Patapsco Bancorp, Inc. and Debra
            Penczek, Timothy King, John McClean and Joseph Sallese for the year ended June 30, 1999.
*   10.5    Patapsco Federal Savings and Loan Association Retirement Plan
            for Non-Employee Directors

*    10.6    Patapsco Federal Savings and Loan Association Incentive
             Compensation Plan
*    10.7    Deferred Compensation Agreements between Patapsco Federal
             Savings and Loan Association and each of Directors McGowan and
             Patterson
*    10.8(a) Severance Agreement between Patapsco Federal Savings and Loan
             Association and Frank J. Duchacek
*    10.8(b) Severance Agreement between Patapsco Bancorp, Inc. and Frank
             J. Duchacek
**** 10.9    The Patapsco Bank Retirement Plan for Non-Employee Directors
     13      1999 Annual Report to Stockholders
     21      Subsidiaries of the Registrant
     23      Consent of Anderson Associates, LLP
     27      Financial Data Schedule

* Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (File No. 33-99734).
** Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-28032).
*** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996 (File No. 0-28032)
**** Incorporated herein by reference from the Company's Annual Report on Form
     10-KSB for the year ended June 30, 1998 (File No. 0-28032).


     (b)  Reports on Form 8-K.  None.
          -------------------

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PATAPSCO BANCORP, INC.

September 16, 1999
                                       By: /s/ Joseph J. Bouffard
                                           ----------------------
                                           Joseph J. Bouffard
                                           President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Joseph J. Bouffard                            September 16, 1999
--------------------------------------------
Joseph J. Bouffard
President, Chief Executive Officer
  and Director
(Principal Executive Officer)

/s/ Michael J. Dee                                September 16, 1999
--------------------------------------------
Michael J. Dee
Chief Financial Officer and Controller
(Principal Financial and Accounting Officer)

/s/ Thomas P. O'Neill                             September 16, 1999
--------------------------------------------
Thomas P. O'Neill
Chairman of the Board

/s/ Theodore C. Patterson                         September 16, 1999
--------------------------------------------
Theodore C. Patterson
Director and Secretary

/s/ Douglas H. Ludwig                             September 16, 1999
--------------------------------------------
Douglas H. Ludwig
Director

/s/ Nicole N. Glaeser                             September 16, 1999
--------------------------------------------
Nicole N. Glaeser
Director

/s/ William R. Waters                             September 16, 1999
--------------------------------------------
William R. Waters
Director