Form 10QSB
period 1999-09-30
PATAPSCO BANCORP INC
filed 1999-11-10
CIK 1003961

          United States Securities and Exchange Commission
                       Washington, D. C. 20549

                            FORM 10 - QSB
(Mark One)

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1999

[    ]    Transition Report under Section 13 or 15(d) of
          the Securities Exchange Act of 1934

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
Yes X  No         The issuer has not been subject to such
   ---     ---    filing requirements for the past 90 days.

     As of October 25, 1999, the issuer had 338,695 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes                      No    X
          ---                      ---

                            CONTENTS
                            --------
                                                            PAGE
                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition at
              September 30, 1999 and June 30, 1999             3

          Consolidated Statements of Income for the
              Three-Month Periods Ended September
              30, 1999 and 1998                                4

          Consolidated Statements of Comprehensive
              Income for the Three-Month Periods
              Ended September 30, 1999 and 1998                5

          Consolidated Statements of Cash Flows
              for the Three-Month Periods Ended
              September 30, 1999 and 1998                      6

          Notes to Financial Statements                        7


Item 2.   Management's discussion and analysis
          or plan of operations                                8


PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                   14

Item 2.   Changes in Securities and Use of Proceeds           14

Item 3.   Defaults Upon Senior Securities                     14

Item 4.   Submission of Matters to a Vote of
              Security-Holders                                14

Item 5.   Other Information                                   14

Item 6.   Exhibits and Reports on Form 8-K                    14

Signatures                                                    15

                PATAPSCO BANCORP, INC. AND SUBSIDIARY
                        DUNDALK, MARYLAND

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          ----------------------------------------------

                                                         SEPTEMBER 30,         JUNE 30,
                   Assets                                    1999               1999
                   ------                               ---------------    --------------
Cash:
     On hand and due from banks                         $ 1,983,651        $ 1,601,598
     Interest bearing deposits in other banks             1,597,868          2,170,254
Federal funds sold                                        1,595,529          5,580,098
Investment securities, at fair value                        208,353            213,761
Mortgage-Backed Securities, at fair value                 4,770,280          4,879,359
Loans receivable, net                                    80,770,405         77,777,163
Investment in securities required by law, at cost           800,850            800,850
Property and equipment, net                               1,048,291          1,052,618
Deferred income taxes                                       421,448            441,000
Accrued interest, prepaid expenses and other assets         841,257            811,660
                                                        -----------        -----------
              Total assets                              $94,037,933        $95,328,361
                                                        ===========        ===========

          Liabilities and Stockholders' Equity
          ------------------------------------

Liabilities:
   Savings deposits:
        Interest bearing deposits                       $65,700,687        $66,792,156
        Non interest bearing deposits                     3,237,580          2,879,263
   Borrowings                                            13,900,000         13,900,000
   Accrued expenses and other liabilities                 1,940,638          2,539,082
                                                        -----------        -----------
              Total liabilities                          84,778,905         86,110,501

Stockholders' equity:
   Common stock $0.01 par value: authorized 4,000,000
     shares: issued and outstanding 341,900 and
     344,426 shares, respectively                             3,419              3,445
   Additional paid-in capital                             1,812,621          1,888,962
     Contra equity - Employee stock ownership plan         (325,100)          (325,100)
     Contra equity - Management recognition plan           (257,095)          (257,095)
     Retained income, substantially restricted            8,162,775          8,017,059
     Unrealized net holding losses on available-for-sale
       portfolios, net of taxes                            (137,592)          (109,411)
                                                        -----------        -----------
              Total stockholders' equity                  9,259,028          9,217,860
                                                        -----------        -----------
              Total liabilities and stockholders'
                equity                                  $94,037,933        $95,328,361
                                                        ===========        ===========

See accompanying notes to financial statements.

             PATAPSCO BANCORP, INC. AND SUBSIDIARY
                       DUNDALK, MARYLAND

             CONSOLIDATED STATEMENTS OF OPERATIONS
             -------------------------------------
                          (UNAUDITED)

                                           FOR THREE MONTHS ENDED
                                                SEPTEMBER 30
                                           -------------------------
                                             1999             1998
                                           --------         --------
Interest income:
    Loans receivable                       $1,713,703        $1,618,287
    Mortgage-backed securities                 84,717                 -
    Investment securities                           -            86,821
    Federal funds sold and other
      investments                              92,512            84,302
                                           ----------        ----------
          Total interest income             1,890,932         1,789,410
                                           ----------        ----------
Interest expense:
    Savings deposits                          653,727           700,054
    Borrowings                                202,323           148,127
                                           ----------        ----------
          Total interest expense              856,050           848,181
                                           ----------        ----------
          Net interest income               1,034,882           941,229
Provision for losses on loans                  80,000            60,000
                                           ----------        ----------
          Net interest income after
              provision for losses on
              loans                           954,882           881,229


Noninterest income:
    Fees and service charges                   62,159            55,540
    Net gain (loss) on sales of securities          -                 -
    Other                                       4,534             2,719
                                           ----------        ----------
        Total noninterest income               66,693            58,259
                                           ----------        ----------

Noninterest expenses:
    Compensation and employee benefits        436,793           438,181
    Insurance premiums                         16,224            17,801
    Professional fees                          35,644            30,060
    Equipment expense                          41,025            28,886
    Net occupancy costs                        21,100            24,210
    Advertising                                 6,703            11,644
    Data processing                            45,040            30,780
    Other                                      95,809           107,304
                                           ----------        ----------
          Total noninterest expense           698,339           688,866
                                           ----------        ----------
          Income before provision for
            income taxes                      323,236           250,622
Provision for income taxes                    125,646            92,759
                                           ----------        ----------
          Net Income                       $  197,590        $  157,863
                                           ==========        ==========
          Basic earnings per share         $     0.62        $     0.48
                                           ==========        ==========
          Diluted earnings per share             0.58              0.46

See accompanying notes to financial statements.

             PATAPSCO BANCORP, INC. AND SUBSIDIARY
                       DUNDALK, MARYLAND

        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        -----------------------------------------------
                          (UNAUDITED)

                                           FOR THREE MONTHS ENDED
                                                SEPTEMBER 30
                                           -------------------------
                                             1999             1998
                                           --------         --------
Net income                                  $  197,590       $157,863
Other comprehensive income, net of tax:
  Unrealized net holding (losses)/gains on
    available-for-sale portfolios             (137,592)       (19,202)
                                            ----------       --------
Comprehensive income                        $   59,700       $138,661
                                            ==========       ========


See accompanying notes to financial statements.

             PATAPSCO BANCORP, INC. AND SUBSIDIARY
                       DUNDALK, MARYLAND

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             -------------------------------------
                          (UNAUDITED)

                                                            FOR THREE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                           -------------------------
                                                             1999             1998
                                                           --------         --------
Cash flows from operating activities:
  Net income                                               $   197,590       $   157,863
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                             34,181            29,427
       Provision for losses on loans                            80,000            60,000
       Non-cash compensation under stock-based
         benefit plans                                          55,287                 -
       Amortization of premiums and discounts, net               1,417               509
       Deferred loan origination fees, net of costs             (4,965)          (20,646)
       Change in deferred income taxes                          34,106           (10,957)
       (Increase) Decrease in Income Taxes payable             133,909
       (Increase) in accrued interest on investments,
           prepaid expenses and other assets                    62,697           (28,422)
       Decrease in accrued expenses and other liabilities   (1,136,305)       (1,019,440)
                                                           -----------       -----------
         Net cash used in operating activities                (542,083)         (831,666)
                                                           -----------       -----------
Cash flows from investing activities:
  Loan principal disbursements, net of repayments           (3,054,194)       (2,128,986)
  Purchase of loans                                                  -          (730,000)
  Purchase of property and equipment                           (29,854)          (15,162)
  Principal repayment on mortgage-backed securities
    available-for-sale                                          68,036                 -
  Principal repayment on investment securities
    available-for-sale                                               -                 -
                                                           -----------       -----------
        Net cash used in investing activities               (3,016,012)       (2,874,148)

Cash flows from financing activities:
  Net decrease in deposits                                    (733,152)       (1,722,831)
  Stock repurchase                                            (108,251)                -
  Purchase of common stock for stock-based benefit plans             -           (36,166)
  Dividends paid                                               (39,774)          (36,255)
  Increase in Checks written in excess of bank balance         264,360                 -
  (Decrease) increase in borrowings                                  -          (800,000)
                                                           -----------       -----------
         Net cash (used in) provided by financing
           activities                                        (616,817)        (2,595,252)
                                                           -----------       -----------

  Net (decrease) increase in cash and cash equivalents     $(4,174,912)      $(6,301,066)
  Cash and cash equivalents at beginning of period           9,351,960         8,538,420
                                                           -----------       -----------
  Cash and cash equivalents end of period                  $ 5,177,048       $ 2,237,354
                                                           ===========       ===========
Supplemental information:
  Interest paid on deposits and borrowed funds                 856,050           847,125
  Income taxes paid                                                  0           166,500
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

NOTE 3:   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

NOTE 4:   Cash and Cash Equivalents

Cash equivalents include short-term investments which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

NOTE 5:   Regulatory Capital Requirements

At September 30, 1999, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at September 30, 1999 (in thousands).

                                                                    Well Capitalized Under
                                                   For Capital        Prompt Corrective
                                Actual           Adequacy Purposes    Action Provision
                          -----------------     ------------------- --------------------
                          Amount        %       Amount          %     Amount         %
                          ------      -----     ------        -----   ------       -----
Total Capital (to Risk
  Weighted Assets)        $ 8,937     15.28%     $ 4,678      8.00%   $ 5,848      10%

Tier 1 Capital (to Risk
   Weighted Assets)       $ 8,276     14.15%     $ 2,339      4.00%   $ 3,509       6%

Tier 1 Capital (to
   Average Assets)        $ 8,276      8.79%     $ 3,765      4.00%   $ 4,706       5%

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

YEAR 2000 COMPUTER READINESS DISCLOSURE

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

All of the material data processing of the Company that could be affected by this problem is provided by a third party service bureau. Management closely monitors the progress of the service bureau in resolving this potential problem and reports the status of the service bureau's progress to the Company's Audit Committee on a quarterly basis. This service bureau has advised the Company that testing of internal mission-critical systems was substantially complete as of December 31, 1998 and it is currently developing and testing contingency plans. However, if the service bureau is unable to resolve this potential problem in time, the Company would seek to retain a replacement service bureau and would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operation of the Company. Our contingency plan addresses alternative methods to provide basic services to our customers. The Company estimates costs related to the year 2000 are less than $25,000.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND JUNE
30, 1999

The Company's assets decreased by $1.2 million, or 1.35% to $94.0 million at September 30, 1999 from $95.3 million at June 30, 1999. The decrease in the Company's assets during the three months ended September 30, 1999 was primarily due to the Company utilizing low yielding cash to fund $2.9 million in net loan growth, $733,000 in deposits outflows and $875,000 in disbursements from loan escrow accounts. The Company's net loans receivable increased by $2.9 million or 3.8% to $80.7 million at September 30, 1999 from $77.8 million at June 30, 1999. The increase in net loans receivable was comprised of $1.7 million in commercial equipment leases, $1.0 million in commercial real estate loans, $0.8 million in commercial loans, $0.3 million in consumer loans and decreases of $0.6 million in residential real estate loans and $0.3 million in construction loans.

Deposits decreased by $733,000 or by 1.0% to $68.9 million at September 30, 1999 from $69.7 million at June 30, 1999. The decrease in deposits was largely attributable to the decrease of $1.1 million in interest-bearing deposits consisting of primarily higher yielding certificate of deposit accounts. Noninterest-bearing deposits increased by $360,000 during the three months ended September 30, 1999.

The Company's stockholders' equity increased by $41,000 to $9.3 million at September 30, 1999 from $9.2 million at June 30, 1999. In July 1999 the Company initiated a 5% (17,221 shares) stock repurchase program of which 4,225 shares had been repurchased as of September 30, 1999 at a cost of $108,251.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER
30, 1999 AND SEPTEMBER 30, 1998

Net Income
----------

The Company's net income increased by $40,000 or 25.2% to $197,600 for the quarter ended September 30, 1999 from $157,900 for the quarter ended September 30, 1998. The increase in the Company's net income during the three-month period was primarily due to a $94,000 increase in net interest income partially offset by a $20,000 higher provision for loan loss expense. Noninterest income and noninterest expense increased by $8,000 and $9,000, respectively in the quarter ended September 30, 1999 over the quarter ended September 30, 1998.

Interest Income
---------------

Total interest income increased by $102,000 or 5.7% to $1.89 million for the quarter ended September 30, 1999 from $1.79 million for the quarter ended September 30, 1998. The increases in interest income resulted primarily from the growth in the Company's loan portfolio that was funded from cash from lower yielding investments in overnight federal funds. The Company's average yield on interest-earning assets increased by 2 basis points during the three-month period ended September 30, 1999 as compared to the 8.14% for the three-month period ended September
30, 1998.   The average balance of interest-earning assets
increased by $4.0 from September 30,1998 to September 30, 1999.

Interest income on loans receivable increased by $95,000 or 5.9% to $1.7 million for the quarter ended September 30, 1999 from $1.6 million for the quarter ended September 30, 1998. The increase in interest income on loans receivable during the three-month period is due to both an increase in the average balance of loans receivable and an increase in the average yield on the loan portfolio. During the three months ended September 30, 1999 as compared to the same period ended September 30, 1998 the average loans receivable balance increased by $2.1 million or 2.7% to $79.7 million from $77.5 million and the average yield increased by 19 basis points to 8.54% from 8.35%.

Interest Expense
----------------

Total interest expense increased by $8,000 or 1.0% to $856,000 for the quarter ended September 30, 1999 from $848,000 for the quarter ended September 30, 1998. The increase in interest expense during the comparable quarter was primarily due to the increase in interest expense on borrowed money exceeding the decrease in interest expense on deposits.

Interest expense on deposits decreased by $46,000 or 6.6% to $654,000 for the quarter ended September 30, 1999 from

$700,000 for the quarter ended September 30, 1998. The decrease in interest expense on deposits s was primarily attributable to a decrease in the average rate by 30 basis points to 3.88% from 4.19%. The Company has directed it's marketing effort towards attracting lower interest-bearing transaction type deposits and noninterest-bearing deposits while allowing higher priced deposits to mature rather than pay above market rates.

Interest expense on borrowings from the Federal Home Loan
Bank of Atlanta increased by $54,000 or 36.50% to $202,000 for the quarter ended September 30, 1999 from $148,000 for the quarter ended September 30, 1998. The increase was primarily attributable to an increase of $4.2 million in the average balance of outstanding balances.

Net Interest Income
-------------------

The Company's net interest income increased by $94,000 or 9.9% to $1.0 million for the quarter ended September 30, 1999 from $941,000 for the quarter ended September 30, 1998. The increase in net interest income during the comparable three-month period was primarily due to the 27 basis point increase in the net interest margin to 4.53% from 4.27%.

Average Balance Sheet
---------------------

The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods and at the date indicated. Dividing income or expense by the average daily balance of assets or liabilities, respectively, derives such yields and costs for the periods presented. Average balances are derived from daily balances.

The table also presents information for the periods indicated with respect to the institution's net interest margin, which is net interest income divided by the average balance of interest earning assets. This is an important indicator of commercial bank profitability. The net interest margin is affected by yields on interest earning assets, the costs of interest bearing liabilities and the relative amounts of interest earning assets and interest bearing liabilities. Another indicator of an institution's net interest income is the interest rate spread or the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

                                                          Three Months Ended September 30, (1)
                                          ----------------------------------------------------------------------
                                                   1999                                       1998
                                          ---------------------------           --------------------------------

                                          Average            Average            Average                 Average
                                          Balance   Interest   Rate             Balance    Interest       Rate
                                          -------   --------  ------            -------    --------     --------
                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans receivable (2)                   $79,655   $1,714     8.54%           $77,533      $1,618       8.35%
   Investment securities                       --       --       --              5,014          87       6.94%
   Mortgage-backed securities               4,870       85     6.90%                --          --         --
   Federal funds sold and other
      interest-earning assets               7,599       93     4.83%             5,607          84       5.99%
                                          -------    -----     ----            -------       -----       ----
Total interest earning assets              92,125    1,891     8.14%            88,154       1,789       8.12%
                                                     -----     ----                          -----       ----
Noninterest-earning assets                  2,293                                1,783
                                          -------                              -------
Total assets                              $94,418                              $89,937
                                          =======                              =======

Interest-bearing liabilities:
Interest-bearing deposits (3)             $66,871   $  654     3.88%           $67,000      $  700       4.18%
Borrowings                                 13,900      202     5.71%             9,671         148       6.12%
                                          -------   ------     ----            -------      ------       ----
Total interest-bearing liabilities         85,035      856     4.20%            76,671         848       4.42%
                                                    ------     ----                         ------       ----
Noninterest-bearing liabilities             4,264                                4,095
                                          -------                              -------
Total liabilities                          80,420                               80,766
Stockholders' equity                        9,383                                9,171
                                          -------                              -------
    Total liabilities and stockholders'
       equity                             $94,418                              $89,937
                                          =======                              =======

Net interest income                                 $1,035                                 $  941
                                                    ======                                 ======

Interest rate spread                                           3.94%                                     3.69%
                                                             ======                                    ======
Net yield on interest-earning assets                           4.53%                                     4.27%
                                                             ======                                    ======

Ratio of average interest-earning assets
  to average interest-bearing liabilities                    114.06%                                   114.98%
                                                             ======                                    ======


___________
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.
(3)  Includes interest-bearing escrow accounts.

Provision For Loan Losses
-------------------------

Provision for Loan losses. The allowance for loan losses is a valuation reserve established by management in an amount it deems adequate to provide for losses in the loan portfolio. Provisions for loan losses are charged to earnings in order to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses. Management assesses the adequacy of the allowance for loan losses based on a number of factors including, among others: lending risks associated with new products and markets, loss allocations for specific problem credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio.

The provision for loan losses was $80,000 in quarter ended September 30, 1999, an increase of $20,000 or 33% from the quarter ended September 30, 1998 provision of $60,000. The Company has increased the allowance for loan losses as a percentage of total loans outstanding to 0.80% at June 30, 1999 from 0.72% at June 30, 1998 as a result of the greater inherent risk in the loan portfolio caused by the shift in the loan portfolio from single-family mortgage loans to commercial real estate, commercial business, consumer and construction loans. The Company's allowance for loan losses as a percentage of loans outstanding was 0.81% at September 30, 1999 as compared to 0.73% at September 30, 1998.

Noninterest Income
------------------

The Company's noninterest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities and loans. Total noninterest income increased by $8,400 or 14.5% to $67,000 for the quarter ended September 30, 1999 from $5,800 for the quarter ended September 30, 1998. The increase in noninterest income is primarily the result of the higher balance and number of checking accounts. These types of deposit accounts typically generate more fee income for the Company than other deposit account types.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $9,500 or 1.4% to $698,000 for the quarter ended September 30, 1999 from $689,000 for the quarter ended September 30, 1998. The increase in operating expenses primarily resulted from increases in data processing, $14,000 or 46% and equipment expenses, $12,000 or 42% in the quarter ended September 30, 1999 from the quarter ended September 30, 1998. These increases were somewhat offset by decreases in other operating expenses, advertising, occupancy costs, insurance premiums and compensation and benefits.

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

The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At September 30, 1999, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $5.2 million. In addition, the Company has approximately $5.0 million of investment securities classified as available-for-sale.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $2.6 million. Certificates of deposits that are scheduled to mature in less than one year at September 30, 1999 totaled $32.1 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company's primary uses of cash in investing activities during the three months ended September 30, 1999 were loan principal disbursements and purchases, net of repayments, of $3.1 million. The Company's primary sources of cash provided from investing activities during the three months ended September 30, 1999 was the $68,000 principal payment on the mortgage-backed security.

The Company's primary use of cash in financing activities during the three months ended September 30, 1999 consisted of $733,000 decrease in deposits and the repurchase of stock and payment of cash dividends of $148,000.

As discussed in Note 5 - Regulatory Capital Requirements, the
Company and the Bank exceeded all regulatory minimum capital requirements.

ACCOUNTING PRONOUNCEMENTS WITH FUTURE EFFECTIVE DATES

     SFAS no. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" was issued in February 1998.
This statement standardizes the disclosure requirements for pensions and other postretirement benefits r to the extent practicable. The Statement, which is effective for fiscal years beginning after July 1, 1998 will not effect the Company's financial position or its results of operations.

     SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998.. The Statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. This Statement generally provides for matching the timing of gain or loss recognition on the hedging instrument which the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. The Statement, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, will not affect the Company's financial position or its results of operations.

     Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activities." This Statement provides guidance on the financial reporting of start-up cost and organizational cost.
It requires costs of start-up activities and organization cost to be expensed as incurred. The "SOP" also requires that initial application to be reported as a cumulative effect of a change in accounting principals. This "SOP" which is effective for fiscal years beginning after December 15, 1998 will not affect the Company's financial position or results of operations.

            PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings

None.

Item 2.   Changes in Securities and use of proceeds.

None.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security-Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)  The following exhibit is filed herewith:

          Exhibit 27     Financial Data Schedule

(b) REPORTS ON FORM 8-K. During the quarter, the Company filed one Current Report on Form 8-K. In that current report on Form 8-K, dated July 21, 1999, the Company announced under Item 5 that it was commencing a stock repurchase program to acquire up to 17,000 shares of its common stock, representing approximately 5% of the outstanding common stock of the Company.

                     Signatures


In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           PATAPSCO BANCORP, INC.



Date:  November 10, 1999   /s/ Joseph J. Bouffard
                           ------------------------------
                           Joseph J. Bouffard
                           President and Chief Executive Officer
                           (Principal Executive Officer)




Date: November 10, 1999    /s/ Michael J. Dee
                           ------------------------------
                           Michael J. Dee
                           Chief Financial Officer & Controller
                           (Principal Financial Officer)