Form 10QSB
period 1999-12-31
PATAPSCO BANCORP INC
filed 2000-02-08
CIK 1003961

          United States Securities and Exchange Commission
                       Washington, D. C. 20549

                            FORM 10 - QSB
(Mark One)

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999

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


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---     ---

     As of February 2, 2000, the issuer had 329,190 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes                      No    X
          ---                      ---

                            CONTENTS
                            --------
                                                            PAGE
                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition at
              December 31, 1999 and June 30, 1999              3

          Consolidated Statements of Income for the
              Six and Three-Month Periods Ended December
              31, 1999 and 1998                                4

          Consolidated Statements of Comprehensive
              Income for the Six and Three-Month Periods
              Ended December 31, 1999 and 1998                 5

          Consolidated Statements of Cash Flows
              for the Six-Month Periods Ended
              December 31, 1999 and 1998                       6

          Notes to Financial Statements                        7


Item 2.   Management's discussion and analysis
          or plan of operations                                8


PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                   16

Item 2.   Changes in Securities and Use of Proceeds           16

Item 3.   Defaults Upon Senior Securities                     16

Item 4.   Submission of Matters to a Vote of
              Security-Holders                                16

Item 5.   Other Information                                   16

Item 6.   Exhibits and Reports on Form 8-K                    16

Signatures                                                    17

                PATAPSCO BANCORP, INC. AND SUBSIDIARY
                        DUNDALK, MARYLAND

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          ----------------------------------------------

                                                           DECEMBER 31,       JUNE 30,
                   Assets                                1999 (UNAUDITED)       1999
                   ------                               ---------------    --------------
Cash:
  On hand and due from banks                             $ 1,853,116        $ 1,601,598
  Interest bearing deposits in other banks                   304,240          2,170,254
Federal funds sold                                         1,065,730          5,580,098
Equity securities, at fair value                             387,927            213,761
Mortgage Backed securities, at fair value                  4,621,671          4,879,359
Loans receivable, net                                     84,587,626         77,777,163
Investment in securities required by law, at cost            950,850            800,850
Property and equipment, net                                1,058,557          1,052,618
Deferred income taxes                                        439,794            441,000
Accrued interest, prepaid expenses and other assets        1,021,992            811,660
                                                         -----------        -----------
              Total assets                               $96,291,503        $95,328,361
                                                         ===========        ===========

            Liabilities and Stockholders' Equity
            ------------------------------------

Liabilities:
   Savings deposits:
        Interest bearing deposits                        $65,542,930        $66,792,156
        Non interest bearing deposits                      3,126,093          2,879,263
   Borrowings                                             16,900,000         13,900,000
   Accrued expenses and other liabilities                  1,612,662          2,539,082
                                                         -----------        -----------
              Total liabilities                           87,181,685         86,110,501

Stockholders' equity:
   Common stock $0.01 par value: authorized 4,000,000
     shares: issued and outstanding 344,426 and
     362,553 shares, respectively                              3,289              3,445
   Additional paid-in capital                              1,463,218          1,888,962
   Contra equity - Employee stock ownership plan            (325,100)          (325,100)
   Contra equity - Management recognition plan              (154,761)          (257,095)
   Retained income, substantially restricted               8,290,401          8,017,059
   Unrealized net holding losses on available-for-sale
      portfolios, net of taxes                              (167,229)          (109,411)
                                                         -----------        -----------
              Total stockholders' equity                   9,109,818          9,217,860
                                                         -----------        -----------
              Total liabilities and stockholders'
                 equity                                  $96,291,503        $95,328,361
                                                         ===========        ===========

See accompanying notes to financial statements.

             PATAPSCO BANCORP, INC. AND SUBSIDIARY
                     DUNDALK, MARYLAND

             CONSOLIDATED STATEMENTS OF OPERATIONS
             -------------------------------------
                          (UNAUDITED)

                                                 FOR SIX MONTHS ENDED         FOR THREE MONTHS ENDED
                                                     DECEMBER 31,                   DECEMBER 31,
                                                 --------------------         ----------------------
                                                   1999        1998             1999          1998
                                                 --------    --------         --------      --------

Interest income:
    Loans receivable                            $3,485,374    $3,313,453      $1,771,672   $1,695,255
    Investment & Mortgage-backed securities        168,069       158,759          83,352       71,938
    Federal funds sold and other investments       140,118       126,639          47,606       42,337
                                                ----------    ----------      ----------   ----------
          Total interest income                  3,793,561     3,598,940       1,902,630    1,809,530
                                                ----------    ----------      ----------   ----------


Interest expense:
    Savings deposits                             1,306,741     1,380,103         653,014      680,265
    Borrowings & Other                             416,587       303,623         214,263      155,280
                                                ----------    ----------      ----------   ----------
          Total interest expense                 1,723,328     1,683,726         867,277      835,545
                                                ----------    ----------      ----------   ----------

          Net interest income                    2,070,233     1,915,214       1,035,353      973,985
Provision for losses on loans                      140,000       110,000          60,000       50,000
                                                ----------    ----------      ----------   ----------
          Net interest income after provision
                   for losses on loans           1,930,233     1,805,214         975,353      923,985

Noninterest income:
    Fees and service charges                       125,901       109,576          63,743       54,036
    Net gain (loss) on sales of securities               -             -               -            -
    Other                                            7,234         5,085           2,700        2,366
                                                ----------    ----------      ----------   ----------
        Total noninterest income                   133,135       114,661          66,443       56,402
                                                ----------    ----------      ----------   ----------

Noninterest expenses:
    Compensation and employee benefits             905,467       860,537         468,673      422,356
    Insurance premiums                              34,061        34,465          17,837       16,664
    Professional fees                               67,059        64,326          31,414       34,266
    Equipment expense                               86,378        54,138          45,353       25,252
    Occupancy Expense                               40,032        45,330          18,933       21,120
    Advertising                                     18,466        20,902          11,763        9,258
    Data processing                                 81,518        61,258          36,477       30,478
    Other                                          222,038       220,025         126,229      112,721
                                                ----------    ----------      ----------   ----------
          Total noninterest expense              1,455,019     1,360,980         756,679      672,115
                                                ----------    ----------      ----------   ----------
          Income before provision for income
            taxes                                  608,349       558,894         285,117      308,272
Provision for income taxes                         236,820       208,170         111,174      115,411
                                                ----------    ----------      ----------   ----------
          Net Income                            $  371,529    $  350,724      $  173,943    $ 192,861
                                                ==========    ==========      ==========   ==========
          Basic earnings per share              $     1.18    $     1.06      $     0.56   $     0.58
                                                ==========    ==========      ==========   ==========
          Diluted earnings per share                  1.11          1.04            0.52         0.57

See accompanying notes to financial statements.

             PATAPSCO BANCORP, INC. AND SUBSIDIARY
                       DUNDALK, MARYLAND

        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        -----------------------------------------------
                          (UNAUDITED)

                                                 FOR SIX MONTHS ENDED         FOR THREE MONTHS ENDED
                                                     DECEMBER 31,                   DECEMBER 31,
                                                 --------------------         ----------------------
                                                   1999        1998             1999          1998
                                                 --------    --------         --------      --------
Net income                                       $ 371,529    $ 350,724        $ 173,943    $ 192,861
Other comprehensive income, net of tax:
  Unrealized net holding (losses)/gains on
    available-for-sale portfolios                 (167,229)    (109,411)        (167,229)    (109,411)
                                                 ---------    ---------        ---------    ---------
Comprehensive income                             $ 204,300    $ 241,313        $   6,714    $  83,450
                                        ======    =======      =======    =======


See accompanying notes to financial statements.

             PATAPSCO BANCORP, INC. AND SUBSIDIARY
                       DUNDALK, MARYLAND

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             -------------------------------------
                          (UNAUDITED)

                                                            FOR SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                           -------------------------
                                                             1999             1998
                                                           --------         --------
Cash flows from operating activities:
  Net income                                               $   371,529       $   350,724
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                             68,726            59,144
       Provision for losses on loans                           140,000           110,000
       Non-cash compensation under stock-based
         benefit plans                                         113,320            82,130
       Amortization of premiums and discounts, net               2,390             7,724
       Deferred loan origination fees, net of costs             (3,785)          (41,823)
       Gain on sales of mortgage-backed securities
           and investment securities                                 -                 -
       Change in deferred income taxes                           1,205           (12,235)
        (Increase) in accrued interest on investments,
           prepaid expenses and other assets                  (210,332)            3,590
       Decrease in accrued expenses and other liabilities     (926,421)       (1,008,213)
                                                           -----------       -----------
         Net cash used in operating activities                (443,368)         (449,256)
                                                           -----------       -----------
Cash flows from investing activities:
  Loan principal disbursements, net of repayments           (7,021,109)       (2,268,557)
  Purchase of loans                                                  0          (730,000)

  Purchase of property and equipment                           (64,399)          (30,935)
  Purchase of stock in Federal Home Loan Bank of Atlanta      (150,000)                -
  Purchase of investment security available-for-sale          (180,110)                -
  Principal repayment on mortgage-backed securities
    available-for-sale                                         169,776                 -

  Principal repayment on investment securities
    available-for-sale                                               -         2,339,441
                                                           -----------       -----------
        Net cash used in investing activities               (7,245,842)         (690,051)

Cash flows from financing activities:
  Net increase (decrease) in deposits                       (1,002,396)       (1,229,225)
  Net increase (decrease) in borrowings                      3,000,000          (300,000)

  Purchase of common stock for stock-based
    benefit plans                                                    -           (36,166)
  Stock repurchase                                            (349,537)         (233,800)
  Dividends paid                                               (87,731)          (79,792)
                                                           -----------       -----------
         Net cash (used in) provided by financing
           activities                                        1,560,336        (1,878,983)

  Net (decrease) increase in cash and cash equivalents     $(6,128,874)      $(3,018,290)
  Cash and cash equivalents at beginning of period           9,351,960         8,538,420
  Cash and cash equivalents end of period                  $ 3,223,086       $ 5,520,130

Supplemental information:
  Interest paid on deposits and borrowed funds               1,306,741         1,679,425
  Income taxes paid                                            191,625           500,500

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

Note 3:   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the six and three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire year.

Note 4:   Cash and Cash Equivalents

Cash equivalents include short-term investments, which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

Note 5:   Regulatory Capital Requirements

At December 31, 1999, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at December 31, 1999 (in thousands).

                                                                    Well Capitalized Under
                                                   For Capital        Prompt Corrective
                                Actual           Adequacy Purposes    Action Provision
                          -----------------     ------------------- --------------------
                          Amount        %       Amount          %     Amount         %
                          --------------------------------------------------------------
Total Capital (to Risk
  Weighted Assets)        $ 9,219     14.68%     $ 5,023      8.00%   $ 6,279      10%

Tier 1 Capital (to Risk
   Weighted Assets)       $ 8,557     13.63%     $ 2,511      4.00%   $ 3,767       6%

Tier 1 Capital (to
   Average Assets)        $ 8,557      9.09%     $ 3,765      4.00%   $ 4,706       5%

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

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

All of the material data processing of the Company that could be affected by this problem is provided by a third party service bureau. Management closely monitors the progress of the service bureau in resolving this potential problem and reports the status of the service bureau's progress to the Company's Audit Committee on a quarterly basis. This service bureau has advised the Company that testing of internal mission-critical systems was substantially complete as of December 31, 1998 and it is currently developing and testing contingency plans. However, if the service bureau were unable to resolve this potential problem in time, the Company would seek to retain a replacement service bureau and would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operation of the Company. Our contingency plan addresses alternative methods to provide basic services to our customers. The Company estimates costs related to the year 2000 are less than $30,000.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND JUNE
30, 1999

The Company's assets increased by $1.0 million or 1.0% to $96.3 million at December 31, 1999 from $95.3 million at June 30, 1999. The increase in the Company's assets during the six months ended December 31, 1999 was primarily due to the Company utilizing cash and borrowed money to fund loan growth and deposit outflows. The Company's net loans receivable increased by $6.8 million or 8.8% to $84.6 million at December 31, 1999 from $77.8 million at June 30, 1999. The increase in net loans receivable was comprised of $2.8 million in commercial equipment leases, $2.2 million in commercial real estate loans, $1.6 million commercial business loans, $0.5 million in consumer loans, $0.5 million in residential mortgages and a decrease of $0.8 million in construction loans. The Company's mortgage-backed securities portfolio decreased by $0.3 million to $4.6 million at December 31, 1999 from $4.9 million at June 30, 1999 due to amortization and prepayments.

The Company's borrowings increased by $3,000,000 or 22.0% to $16.9 million at December 31, 1999 from $13.9 million at June 30, 1999. Deposits decreased by $1.0 million or by 1.4% to $68.7 million at December 31, 1999 from $69.7 million at June 30, 1999. The decrease in deposits was largely attributable to the decrease of $1.2 million in interest-bearing deposits consisting primarily of passbook savings and money market accounts. Noninterest-bearing deposits increased by $247,000 during the six months ended December 31, 1999.

The Company's stockholders' equity decreased by $108,000 to $9.1 million at December 31, 1999 from $9.2 million at June 30, 1999. In July 1999, the Company initiated a 5% (17,221 shares) stock repurchase program. This was completed in November 1999 at a total cost of $457,788.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS AND SIX MONTHS
ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

Net Income
----------

The Company's net income decreased by $19,000 or 9.8% to $174,000 for the quarter ended December 31, 1999 from $192,000 for the quarter ended December 31, 1998. The Company's net income increased by $21,000 or 5.9% to $372,000 for the six months ended December 31, 1999 from $351,000 for the six months ended December 31, 1998. The decrease in the Company's net income during the comparable three-month period is a result of higher compensation, and equipment expenses offsetting higher net interest and noninterest income. The increase in the Company's net income in the comparable six-month periods was primarily due to increases in net interest and noninterest income offsetting higher compensation, equipment and data processing expenses

Interest Income
---------------

Total interest income before the provision for loan losses increased by $93,000 or 5.1% to $1.90 million for the quarter ended December 31, 1999 from $1.81 million for the quarter ended December 31, 1998. Total interest income increased by $195,000 or 5.4% to $3.8 million for the six months ended December 31, 1999 from $3.6 million for the six months ended December 31, 1998. The increases in interest income resulted primarily from the growth in the Company's loan portfolio that was funded with additional borrowings from the Federal Home Loan Bank of Atlanta as well as cash from lower yielding investments in overnight federal funds. The Company's average yield on assets increased by 9 basis points to 8.27% from 8.18% during the three-month period ended December 31, 1999. For the comparative six-month period, the Company's average yield on assets remained unchanged at 8.21%. The Company's average balance of interest-earning assets increased by $4.9 million and $4.0 million during the comparable three and six-month periods ended December 31, 1999.

Interest income on loans receivable increased by $76,000
or 4.5% to $1.8 million for the quarter ended December 31, 1999 from $1.7 million for the quarter ended December 31, 1998. Interest income on loans receivable increased by $172,000 or 5.2% to $3.5 million for the six months ended December 31, 1999 from $3.3 million for the six months ended December 31, 1998. The increase in interest income on loans receivable during the three and six month periods is primarily due to an increase in the average balance of loans receivable. During the three months ended December 31, 1999 as compared to the same period ended December 31, 1998 the average loans receivable balance increased by $2.9 million or 3.6% to $83.1 million from $80.2 million and the average yield increased by 7 basis points to 8.46% from 8.39%. During the six months ended December 31, 1999 as compared to the same period ended December 31, 1998 the average balance of loans receivable increased by $3.1 million or 3.9% to $81.4 million from $78.3 million and the average yield increased by 3 basis points to 8.50% from 8.47%.

The Company had no mortgage-backed securities outstanding during the three and six month periods ended December 31, 1998 and therefore no interest income. The Company did however, have $83,000 and $168,000 in interest income on mortgage-backed securities during the three and six-month periods ended December 31, 1999.

The Company had no investment securities outstanding during the three and six month periods ended December 31, 1999 and therefore no interest income. The Company did however, have $72,000 and $159,000 in interest income on investment securities during the three and six-month periods ended
December 31, 1998.

Interest income on federal funds sold and other investments increased by $5,000 or 12.4% to $48,000 for the quarter ended December 31, 1999 from $42,000 for the quarter ended December 31, 1998. Interest income on federal funds sold and other investments increased by $13,000 or 10.2% to $140,000 for the six months ended December 31, 1999 from $127,000 for the six months ended December 31, 1998.

Interest Expense
----------------

Total interest expense increased by $31,000 or 3.8% to $867,000 for the quarter ended December 31, 1999 from $836,000 for the quarter ended December 31, 1998. Total interest expense increased by $40,000 or 2.3% to $1.7 million for the six months ended December 31, 1999 from $1.7 million at December 31, 1998. The increases in interest expense during the comparable periods were primarily due to increases in the average balance of Federal Home Loan Bank Advances used to fund loan growth and deposit outflows. These borrowings carry higher interest rates than core deposits. During the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998 the average balance of interest-bearing liabilities increased by $4.9 million to $80.8 million from $75.9 million of which $4.5 million is attributable to increases in borrowings from the
Federal Home Loan Bank of Atlanta.   The average rate on
interest-bearing liabilities decreased by 11 basis points to 4.26% from 4.37% in the quarterly period. During the six months ended December 31, 1999 as compared to the six months ended December 31, 1998 the average balance of interest-bearing liabilities in increased by $4.3 million to $80.6 million from $76.3 million and the average rate decreased 18 basis points to 4.24% from 4.42%.

Interest expense on deposits decreased by $27,000 or 4.0% to $653,000 for the quarter ended December 31, 1999 from $680,000 for the quarter ended December 31, 1998. Interest expense on deposits decreased by $73,000 or 5.3% to $1.3 million from $1.4 million for the six months ended December 31, 1998. The decrease in interest expense on deposits during the comparable quarters was attributable to a decrease in the average rate by 19 basis points to 3.93% from 4.12% and a reduction in the average balance of $480,000. The decrease in interest expense on deposits during the comparable six-month periods was primarily due to a $294,000 decrease in the average balance to $65.9 million from $66.5 million and a decrease in the average rate to 3.90% from 4.17%.

Interest expense on borrowings increased by $58,000 or 38.0% to $209,000 for the quarter ended December 31, 1999 from $151,000 for the quarter ended December 31, 1998. Interest expense on borrowings increased by $112,000 or 37.4% to $411,000 during the six months ended December 31, 1999 from $299,000 during the six months ended December 31, 1998. The increase for the comparable quarters was primarily attributable to an increase of $4.5 million in the average balance and a decrease of 32 basis points in the average rate. For the six-month comparable periods the increase was attributable to a $4.1 million increase in the average balance. The average rate decreased 26 basis points to 5.85% from 6.11%.

Net Interest Income
-------------------

The Company's net interest income before the provision for loan losses increased by $61,000 or 6.3% to $1.04 million for the quarter ended December 31, 1999 from $974,000 for the quarter ended December 31, 1998. Net interest income before the provision for loan losses increased by $155,000 or 8.1% to $2.1 million for the six months ended December 31, 1999 from $1.9 million during the six months ended December 31, 1998. The increase in net interest income during the comparable quarters and six month periods were primarily due to an increase of 28 basis points and 11 basis points in the net interest margin to 4.68% and 4.48% from 4.40% and 4.37%, respectively.

Average Balance Sheet
---------------------

The following tables sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented derives these yield and costs. Average balances are daily balances.

The table presents information for the periods indicated
with respect to the net interest margin, which is its net interest income divided by the average balance of
interest-earning assets.   Also presented is the difference
between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or interest rate spread ,which is also used to measure the earnings power of financial institutions.

                                                          SIX MONTHS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------
                                                   1999                                       1998
                                          ---------------------------           --------------------------------

                                          AVERAGE            AVERAGE            AVERAGE                 AVERAGE
                                          BALANCE   INTEREST  RATE(1)           BALANCE    INTEREST     RATE(1)
                                          -------   --------  ------            -------    --------     --------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable (2)                   $81,371   $3,485     8.50%           $78,266      $3,314       8.47%
   Investment securities                       --       --       --              4,753         159       6.69%
   Mortgage-backed securities               4,824      168     6.91%                --          --         --
   Federal funds sold and other
      interest-earning assets               5,514      140     5.04%             4,659         127       5.45%
                                          -------    -----                     -------       -----
Total interest earning assets              91,709    3,794     8.21%            87,678       3,600       8.21%
                                                               ----                          -----       ----
Noninterest-earning assets                  2,734                                2,091
                                          -------                              -------
Total Average Assets                      $94,443                              $89,769
                                          =======                              =======

Interest-bearing liabilities:
Savings deposits (3)                      $66,677   $1,312     3.90%           $66,479      $1,385       4.17%
Borrowings                                 13,933      411     5.85%             9,785         299       6.11%
                                          -------   ------                     -------      ------       ----

Total interest-bearing liabilities         80,610    1,723     4.24%            76,264       1,684       4.42%
                                                    ------                                  ------
Noninterest-bearing liabilities             4,473                                4,264
                                          -------                              -------
Total liabilities                          85,083                               80,528
Stockholders' equity                        9,360                                9,241
                                          -------                              -------
    Total liabilities and stockholders'
       equity                             $94,443                              $89,769
                                          =======                              =======

Net interest income                                 $2,070                                 $1,916
                                                    ======                                 ======

Interest rate spread                                           3.96%                                     3.80%
                                                             ======                                    ======
Net Interest Margin                                            4.48%                                     4.37%
                                                             ======                                    ======

Ratio of average interest-earning assets
  to average interest-bearing liabilities                    113.77%                                   114.97%
                                                             ======                                    ======


___________
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.
(3)  Includes interest-bearing escrow accounts.


                                                         THREE MONTHS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------
                                                   1999                                       1998
                                          ---------------------------           --------------------------------

                                          AVERAGE            AVERAGE            AVERAGE                 AVERAGE
                                          BALANCE   INTEREST  RATE(1)           BALANCE    INTEREST     RATE(1)
                                          -------   --------  ------            -------    --------     --------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable (2)                   $83,087   $1,772     8.46%           $80,171      $1,695       8.39%
   Investment securities                       --       --       --              4,514          72       6.32%
   Mortgage-backed securities               4,753       83     6.96%                --          --         --
   Federal funds sold and other
      interest-earning assets               3,433       48     5.50%             5,189          84       6.45%
                                          -------    -----                     -------       -----
Total interest earning assets              91,273    1,903     8.27%            87,735       1,810       8.18%
                                                     -----                                   -----
Noninterest-earning assets                  3,195                                2,358
                                          -------                              -------
Total assets                              $94,468                              $90,093
                                          =======                              =======

Interest-bearing liabilities:
Savings deposits (3)                      $66,409   $  659     3.93%           $65,984      $  685       4.12%
Borrowings                                 14,443      208     5.73%             9,900         151       6.05%
                                          -------   ------                     -------      ------
Total interest-bearing liabilities         80,852      867     4.26%            75,884         836       4.37%
                                                    ------                                  ------
Noninterest-bearing liabilities             4,279                                4,913
                                          -------                              -------
Total liabilities                          85,131                               81,797
Stockholders' equity                        9,337                                9,296
                                          -------                              -------
    Total liabilities and stockholders'
       equity                             $94,468                              $90,093
                                          =======                              =======

Net interest income                                 $1,035                                 $  974
                                                    ======                                 ======

Interest rate spread                                           4.01%                                     3.81%
                                                             ======                                    ======
Net interest margin                                            4.68%                                     4.40%
                                                             ======                                    ======

Ratio of average interest-earning assets
  to average interest-bearing liabilities                    112.89%                                   115.62%
                                                             ======                                    ======


___________
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.
(3)  Includes interest-bearing escrow accounts.


Provision For Loan Losses
-------------------------

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses, based on prior loss experience, volume and type of collateral by the Company, industry standards and past due loans in the Company's loan portfolio. The Company's management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The Company provided $60,000 for loan losses during the quarter ended December 31, 1999 and $50,000 in the quarter ended December 31, 1998. The Company provided $140,000 and $110,000 for loan losses during each of the six-month periods ended December 31, 1999 and December 31, 1998. The provision for loan losses were made due to the Company's higher levels of consumer, construction and commercial loans, which generally entail a greater risk than single-family residential loans. The Company's allowance for loan losses as a percentage of total loans outstanding, net of unearned origination fees of 0.78% at December 31, 1999 is unchanged from December 31, 1998. The Company's ratio of net charge-offs to average loans outstanding was 0.31% for the quarter ended December 31, 1999 on an annualized basis.

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                    SIX MONTHS ENDED DECEMBER 31,
                                                    ----------------------------
                                                      1999              1998
                                                      ----              ----
Allowance for loan losses, beginning of period        $631              $554

Provision for loan losses                              140               110

Loans Charged Off:
     Consumer                                          114                47
     Real Estate                                         0                 0
     Commercial                                          5                 0
                                                      ----              ----
  Total Charge-Offs                                    119                47

Recoveries:
     Consumer                                           10                 1
     Real Estate                                         0                 0
     Commercial                                          0                 0
                                                      ----              ----
  Total Recoveries                                      10                 0
                                                      ----              ----

Allowance for loan losses, end of period              $662              $618
                                                      ====              ====


Noninterest Income
------------------

The Company's noninterest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities and loans. Total noninterest income increased by $10,000 or 17.8% to $66,000 for the quarter ended December 31, 1999 from $56,000 for the quarter ended December 31, 1998. Total noninterest income increased by $18,000 or 16.1% to $133,000 during the six months ended December 31, 1999 from $115,000 during the six months ended December 31, 1998. The increases in noninterest income in the two comparable periods is primarily due to higher checking account balances. These account types generate more fee income than other account types.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $85,000 or 13.0% to $757,000 for the quarter ended December 31, 1999 from $672,000 for the quarter ended December 31, 1998. Total noninterest expense increased by $94,000 to $1.5 million during the six months ended December 31, 1999 from $1.4 million during the six months ended December 31, 1998. Compensation and employee benefits expense increased by $46,000 or 10.9% and $45,000 or 5.2% to $469,000 and $905,000 for the quarter and six month periods ended December 31, 1999 from $422,000 and $905,000 for the quarter and six months ended December 31, 1998, respectively. The increase was largely attributable to expenses relating to the hiring of additional personnel and the higher cost of employee benefits, particularly health insurance. Equipment expenses, consisting primarily of depreciation and maintenance of the Company's internal computer systems increased by $20,000 or 79.6% and $32,000 or 59.5% in the three and six-month periods ended December 31, 1999 compared to the comparable periods ended December 31, 1998.

Liquidity and Capital Resources
-------------------------------

An important component of the Company's asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. The Company's Asset/Liability Management Committee has established general guidelines for the maintenance of prudent levels of liquidity. The Committee continually monitors the amount and source of available liquidity, the time to acquire it and its cost. Management of the Company seeks to maintain an adequate level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide lower rates of return, a high level of liquidity will, to a certain extent, result in lower net interest margins and lower net income.

The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 1999, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $3.2 million. In addition, the Company has approximately $5.0 million of mortgage-backed and equity securities classified as available-for-sale.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $3.1 million. These funds will be internally generated, raised through deposit
operations, or borrowed.   Certificates of deposits that are
scheduled to mature in less than one year at December 31, 1999 totaled $33.5 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company's primary uses of cash in investing activities during the six months ended December 31, 1999 were loan principal disbursements, net of repayments, of $7.0 million. The Company's primary sources of cash provided from investing activities during the six months ended December 31, 1999 was the borrowing of $3,000,000 from the federal Home Loan Bank of Atlanta.

The Company's primary use of cash in financing activities during the six months ended December 31, 1999 consisted of a $1 million decrease in deposits and the repurchase of stock and payment of cash dividends of $438,000.

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

None.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security-Holders

          The following table sets forth matters that were voted upon at the Company's Annual Meeting of Stockholder's held on October 28, 1999:

                            Votes      Votes       Votes
                             For      Against     Withheld
                            -----     -------     --------
Election of Directors:

Douglas H. Ludwig           287,133        -            -
Theodore C. Patterson       286,933        -          200
William R. Waters           281,394        -        5,739

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)  The following exhibit is filed herewith:

          Exhibit 27     Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended
    December 31, 1999.

                     Signatures


In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           PATAPSCO BANCORP, INC.



Date:  February 2, 1999    /s/ Joseph J. Bouffard
                           ------------------------------
                           Joseph J. Bouffard
                           President and Chief Executive Officer
                           (Principal Executive Officer)




Date: February 2, 1999     /s/ Michael J. Dee
                           ------------------------------
                           Michael J. Dee
                           Chief Financial Officer & Controller
                           (Principal Financial Officer)