Form 10QSB
period 2000-03-31
PATAPSCO BANCORP INC
filed 2000-05-10
CIK 1003961

          United States Securities and Exchange Commission
                       Washington, D. C. 20549

                            FORM 10 - QSB
(Mark One)

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

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

     As of May 8, 2000, the issuer had 327,390 shares of Common
Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes                      No    X
          ---                      ---

                            CONTENTS
                            --------
                                                            PAGE
                                                            ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements


         Consolidated Statements of Financial Condition
           at March 31, 2000 and June 30, 1999               3

         Consolidated Statements of Operations for the
           Three and Nine-Month Periods Ended March
           31, 2000 and 1999                                 4

         Consolidated Statements of Comprehensive Income for
           the Three and Nine-Month Periods Ended
           March 31, 2000 and 1999                           5

         Consolidated Statements of Cash Flows for the
           Nine-Month Periods Ended March 31, 2000 and
           1999                                              6

         Notes to Financial Statements                       7


Item 2.  Management's Discussion and Analysis or Plan of
           Operations                                        8


PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                  15

Item 2.   Changes in Securities and Use of Proceeds          15

Item 3.   Defaults Upon Senior Securities                    15

Item 4.   Submission of Matters to a Vote of
           Security-Holders                                  15

Item 5.   Other Information                                  15

Item 6.   Exhibits and Reports on Form 8-K                   15

Signatures                                                   16

             PATAPSCO BANCORP, INC. AND SUBSIDIARY
                       DUNDALK, MARYLAND

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         ----------------------------------------------

                                                             MARCH 31,        JUNE 30,
                   Assets                                2000 (UNAUDITED)       1999
                   ------                               ---------------    --------------
Cash:
     On hand and due from banks                         $    954,651       $ 1,601,598
     Interest bearing deposits in other banks              1,148,170         2,170,254
Federal funds sold                                         2,789,475         5,580,098
Equity securities, at fair value                             447,328           213,761
Mortgage Backed securities, at fair value                  4,522,624         4,879,359
Loans receivable, net                                     87,901,208        77,777,163
Investment in securities required by law, at cost            950,850           800,850
Property and equipment, net                                1,029,855         1,052,618
Deferred income taxes                                        433,501           441,000
Accrued interest, prepaid expenses and other assets        1,145,051           811,660
                                                        ------------       -----------
              Total assets                              $101,322,713       $95,328,361
                                                        ============       ===========


                Liabilities and Stockholders' Equity
                ------------------------------------

Liabilities:
   Savings deposits:
        Interest bearing deposits                       $ 71,599,950       $66,792,156
        Non interest bearing deposits                      3,586,783         2,879,263
   Borrowings                                             14,900,000        13,900,000
   Accrued expenses and other liabilities                  1,945,992         2,539,082
                                                        ------------       -----------
              Total liabilities                           92,032,725        86,110,501

Stockholders' equity:
   Common stock $0.01 par value: authorized 4,000,000
     shares: issued and outstanding 328,891 and
     344,426 shares, respectively                              3,289             3,445
  Additional paid-in capital                               1,463,218         1,888,962
   Contra equity - Employee stock ownership plan            (325,100)         (325,100)
   Contra equity - Management recognition plan              (154,761)         (257,095)
   Retained income, substantially restricted               8,451,162         8,017,059
   Unrealized net holding losses on available-for-sale
     portfolios, net of taxes                               (147,819)         (109,411)
                                                        ------------       -----------
              Total stockholders' equity                   9,289,988         9,217,860
                                                        ------------       -----------
              Total liabilities and stockholders'
                equity                                  $101,322,713       $95,328,361
                                                        ============       ===========

See accompanying notes to financial statements.

             PATAPSCO BANCORP, INC. AND SUBSIDIARY
                       DUNDALK, MARYLAND

             CONSOLIDATED STATEMENTS OF OPERATIONS
             -------------------------------------
                          (UNAUDITED)

                                                 FOR NINE MONTHS ENDED        FOR THREE MONTHS ENDED
                                                       MARCH 31,                     MARCH 31,
                                                 --------------------         ----------------------
                                                   2000        1999             2000          1999
                                                 --------    --------         --------      --------
Interest income:
    Loans receivable                             $5,335,449  $ 4,997,609      $1,850,076    $1,684,066
    Investment & Mortgage-backed securities         250,129      188,357          82,060        29,599
    Federal funds sold and other investments        209,254      193,593          69,136        66,954
                                                 ----------   ----------      ----------    ----------
          Total interest income                   5,794,833    5,379,559       2,001,272     1,780,619
                                                 ----------   ----------      ----------    ----------

Interest expense:
    Savings deposits                              2,011,983    2,043,305         699,591       658,755
    Borrowings                                      645,991      433,827         235,055       134,651
                                                 ----------   ----------      ----------    ----------
          Total interest expense                  2,657,974    2,477,132         934,646       793,406
                                                 ----------   ----------      ----------    ----------

          Net interest income                     3,136,859    2,902,427       1,066,626       987,213
Provision for losses on loans                       255,000      170,000         115,000        60,000
                                                 ----------   ----------      ----------    ----------
          Net interest income after provision
                   for losses on loans            2,881,859    2,732,427         951,626       927,213

Noninterest income:
    Fees and service charges                        193,887      168,044          67,986        58,468
    Net gain (loss) on sales of real estate
      owned                                          50,000           --          50,000
    Other                                            10,379       13,378           3,145         8,293
                                                 ----------   ----------      ----------    ----------
        Total noninterest income                    254,266      181,422         121,131        66,761
                                                 ----------   ----------      ----------    ----------


Noninterest expenses:
    Compensation and employee benefits            1,381,067    1,301,352         475,601       440,815
    Insurance premiums                               44,749       51,021          10,687        16,556
    Professional fees                                99,753       87,191          32,694        22,865
    Equipment expense                               124,227       82,726          37,848        28,588
    Occupancy Expense                                58,868       63,080          18,836        17,750
    Advertising                                      29,400       31,144          10,933        10,242
    Data processing                                 118,458       85,716          36,939        24,458
    Other                                           337,618      323,099         115,580       103,074
                                                 ----------   ----------      ----------    ----------
          Total noninterest expense               2,194,139    2,025,329         739,118       664,348
                                                 ----------   ----------      ----------    ----------
          Income before provision for
            income taxes                            941,986      888,520         333,639       329,626
Provision for income taxes                          365,680      333,711         128,860       125,541
                                                 ----------   ----------      ----------    ----------
          Net Income                             $  576,306   $  554,809      $  204,779    $  204,085
                                                 ==========   ==========      ==========    ==========
          Basic earnings per share               $     1.84   $     1.69      $     0.66    $     0.63
                                                 ==========   ==========      ==========    ==========
          Diluted earnings per share                   1.75         1.62            0.63          0.60
                                                 ==========   ==========      ==========    ==========

See accompanying notes to financial statements.

             PATAPSCO BANCORP, INC. AND SUBSIDIARY
                       DUNDALK, MARYLAND

        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        -----------------------------------------------
                        (UNAUDITED)


                                                 FOR NINE MONTHS ENDED        FOR THREE MONTHS ENDED
                                                       MARCH 31,                     MARCH 31,
                                                 --------------------         ----------------------
                                                   2000        1999             2000          1999
                                                 --------    --------         --------      --------
Net income                                       $ 576,306   $ 554,809        $ 204,779      $204,085
Other comprehensive income, net of tax:
  Unrealized net holding (losses)/gains on
    available-for-sale portfolios                 (147,819)    (26,625)        (147,819)       (6,793)
                                                 ---------   ---------        ---------      --------
Comprehensive income                             $ 428,487   $ 528,184        $  56,960      $197,292
                                                 =========   =========        =========      ========



See accompanying notes to financial statements.

             PATAPSCO BANCORP, INC. AND SUBSIDIARY
                       DUNDALK, MARYLAND

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             -------------------------------------
                        (UNAUDITED)

                                                             FOR NINE MONTHS ENDED
                                                                  MARCH 31,
                                                           -------------------------
                                                             2000             1999
                                                           --------         --------
Cash flows from operating activities:
  Net income                                               $    576,306      $   554,809
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                             105,929           88,657
       Provision for losses on loans                            255,000          170,000
       Gain on sale of real estate owned                        (50,000)               -
       Non-cash compensation under stock-based benefit
         plans                                                  134,216           82,130
       Amortization of premiums and discounts, net                3,332           12,196
       Deferred loan origination fees, net of costs              (4,945)          86,730
       Gain on sales of mortgage-backed securities
           and investment securities                                  -                -
       Change in deferred income taxes                            7,499                -
        (Increase) in accrued interest on investments,
           prepaid expenses and other assets                   (332,908)        (234,147)
       Decrease in accrued expenses and other liabilities      (399,268)        (608,548)
                                                           ------------      -----------
         Net cash used in operating activities                  295,161          151,827
                                                           ------------      -----------
Cash flows from investing activities:
  Loan principal disbursements, net of repayments           (10,589,240)      (2,120,034)
  Purchase of loans                                                   0       (1,794,554)
  Proceeds from the sale of repossessed real estate              93,433                -
  Purchase of property and equipment                            (83,166)         (46,546)
  Purchase of stock in Federal Home Loan Bank of Atlanta       (150,000)               -
  Purchase of investment security available-for-sale           (184,062)        (204,173)
  Principal repayment on mortgage-backed securities
    available-for-sale                                          242,888                -
  Principal repayment on investment securities
    available-for-sale                                                -        3,967,295
                                                           ------------      -----------
        Net cash used in investing activities               (10,670,147)        (198,012)

Cash flows from financing activities:
  Net increase (decrease) in deposits                         5,515,314         (321,568)
  Net increase (decrease) in borrowings                       1,000,000       (1,300,000)
  Stock repurchase                                             (457,784)        (523,380)
  Dividends paid                                               (142,198)        (127,342)
                                                           ------------      -----------
        Net cash (used in) provided by financing
          activities                                          5,915,332       (2,272,290)

  Net (decrease) increase in cash and cash equivalents     $ (4,459,654)     $(2,318,475)

  Cash and cash equivalents at beginning of period            9,351,950        8,538,420

  Cash and cash equivalents end of period                  $  4,892,296      $ 6,219,945

Supplemental information:
  Interest paid on deposits and borrowed funds                2,657,974        2,480,797
  Income taxes paid                                             393,625          627,750

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

Note 3:   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the nine and three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year.

Note 4:   Cash and Cash Equivalents

Cash equivalents include short-term investments, which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

Note 5:   Regulatory Capital Requirements

At March 31 2000, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at March 31, 2000 (in thousands).

                                                                    Well Capitalized Under
                                                   For Capital        Prompt Corrective
                                Actual           Adequacy Purposes    Action Provision
                          -----------------     ------------------- --------------------
                          Amount        %       Amount          %     Amount         %
                          --------------------------------------------------------------
Total Capital (to Risk
  Weighted Assets)        $ 9,486     14.27%     $ 5,317      8.00%   $ 6,647      10%

Tier 1 Capital (to Risk
   Weighted Assets)       $ 8,761     13.18%     $ 2,659      4.00%   $ 3,988       6%

Tier 1 Capital (to
   Average Assets)        $ 8,761      8.87%     $ 3,951      4.00%   $ 4,938       5%

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND JUNE 30,
1999

The Company's assets increased by $5.9 million or 6.3% to $101.3 million at March 31, 2000 from $95.3 million at June 30, 1999. The increase in the Company's assets during the nine months ended March 31, 1999 was primarily due to the Company utilizing cash, deposit growth and borrowed money to fund loan growth. The Company's net loans receivable increased by $10.2 million or 13.0% to $87.9 million at March 31, 2000 from $77.8 million at June 30, 1999. The increase in net loans receivable was comprised of $4.7 million in balloon mortgages, $3.5 million in commercial equipment leases, $2.6 million in commercial real estate loans $1.3 million in commercial term loans and $600,000 in consumer loans somewhat offset by decreases of $1.9 million in other residential mortgages and $600,000 in construction loans. The Company's mortgage-backed securities portfolio decreased by $400,000 million to $4.5 million at March 31, 2000 from $4.9 million at June 30, 1999 due to amortization and prepayments.

The Company's borrowings increased by $1,000,000 or 7.1% to $14.9 million at March 31, 2000 from $13.9 million at June 30, 1999. Deposits increased by $5.5 million or by 7.9% to $75.2 million at March 31, 2000 from $69.7 million at June 30, 1999. The increase in deposits was largely attributable to the increase of $4.8 million in interest-bearing deposits consisting primarily of certificate of deposit accounts. In February 2000, the Bank acquired $1.0 million in retail brokered deposits in denominations less than $100,000. Noninterest-bearing deposits increased by $708,000 or 24.6% during the nine months ended March 31, 2000.

The Company's stockholders' equity increased by $72,000 to $9.3 million at March 31, 2000 from $9.2 million at June 30, 1999. In July 1999, the Company initiated a 5% (17,221 shares) stock repurchase program. This was completed in November 1999 at a total cost of $457,788.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS AND NINE MONTHS
ENDED MARCH 31, 2000 AND MARCH 31, 1999

Net Income
----------

The Company's net income increased by $1,000 or 0.3% to $205,000 for the quarter ended March 31, 2000 from $204,000 for the quarter ended March 31, 1999. The Company's net income increased by $21,000 or 3.9% to $576,000 for the nine months ended March 31, 2000 from $555,000 for the nine months ended March 31, 1999. The increase in the Company's net income during the comparable three-month period is a result of higher net interest income before the provision for loan loss and higher noninterest income slightly offsetting higher operating expenses. The increase in the Company's net income in the comparable nine-month period was primarily due to increases in net interest and noninterest income offsetting higher compensation, equipment and data processing expenses.

Interest Income
---------------

Total interest income increased by $221,000 or 12.4% to $2.0 million for the quarter ended March 31, 2000 from $1.8 million for the quarter ended March 31, 1999. Total interest income increased by $415,000 or 7.7% to $5.8 million for the nine months ended March 31, 2000 from $5.4 million for the nine months ended March 31, 1999. The increases in interest income resulted primarily from the growth in the Company's loan portfolio that was funded with deposit growth, additional borrowings from the Federal Home Loan Bank of Atlanta as well as cash from lower yielding investments in overnight federal funds. The Company's average yield on assets increased by 9 basis points to 8.27% from 8.18% during the three-month period ended March 31, 2000. For the comparative nine-month period, the Company's average yield on assets increased 7 basis points to 8.26%. The Company's average balance of interest-earning assets increased by $8.9 million and $5.6 million during the comparable three and nine-month periods ended March 31, 1999.

Interest income on loans receivable increased by $166,000 or 9.9% to $1.9 million for the quarter ended March 31, 2000 from $1.7 million for the quarter ended March 31, 1999. Interest income on loans receivable increased by $338,000 or 6.8% to $5.3 million for the nine months ended March 31, 2000 from $5.0 million for the nine months ended March 31, 1999. The increase in interest income on loans receivable during the three-month period is primarily due to an increase in the average balance of loans receivable. During the three months ended March 31, 2000 as compared to the same period ended March 31, 1999 the average loans receivable balance increased by $7.0 million or 8.8% to $86.7 million from $79.7 million and the average yield increased by 1 basis point to 8.46% from 8.45%. During the nine months ended March 31, 2000 as compared to the same period ended March 31, 1999 the average balance of loans receivable increased by $4.4 million or 5.6% to $83.1 million from $78.7 million and the average yield increased by 6 basis points to 8.52% from 8.46%.

Interest income on investment and mortgage-backed securities increased by $52,000 and $62,000 for the three and nine-month periods ended March 31, 2000 as compared to the three and none month periods ended March 31, 1999.

Interest income on federal funds sold and other investments increased by $2,000 or 3.3% to $69,000 for the quarter ended March 31, 2000 from $67,000 for the quarter ended March 31, 1999. Interest income on federal funds sold and other investments increased by $16,000 or 8.1% to $209,000 for the nine months ended March 31, 2000 from $193,000 for the nine months ended March 31, 1999.

Interest Expense
----------------

Total interest expense increased by $141,000 or 17.8% to $935,000 for the quarter ended March 31, 2000 from $793,000 for the quarter ended March 31, 1999. Total interest expense increased by $181,000 or 7.3% to $2.7 million for the nine months ended March 31, 2000 from $2.5 million at March 31, 1999. The increases in interest expense during the comparable periods were primarily due to increases in the average balances of Federal Home Loan Bank Advances and deposits used to fund loan growth. During the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 the average balance of interest-bearing liabilities increased by $9.9 million to $85.8 million from $75.9 million of which $7.0 million is attributable to increases in borrowings from the Federal Home Loan Bank of
Atlanta.   The average rate
on interest-bearing liabilities increased by 8 basis points to 4.26% from 4.18% in the quarterly period. During the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999 the average balance of interest-bearing liabilities in increased by $6.4 million to $82.5 million from $76.1 million and the average rate decreased 6 basis points to 4.28% from 4.34%.

Interest expense on deposits increased by $41,000 or 6.2%
to $700,000 for the quarter ended March 31, 2000 from $659,000 for the quarter ended March 31, 1999. Interest expense on deposits decreased by $31,000 or 1.6% to $2.0 million from $2.0 million for the nine months ended March 31, 1999. The increase in interest expense on deposits during the comparable quarters was attributable to an increase in the average rate balance of interest-bearing deposits $2.8 million or 4.2%.The average rate decreased by 2 basis points to 3.93% from 3.95%. The decrease in interest expense on deposits during the comparable nine-month period was primarily due to a 14 basis point decrease in the average rate to 3.95% from 4.09% offsetting a $1.0 million increase in the average balance.

Interest expense on borrowings increased by $100,000 or 74.6%
to $235,000 for the quarter ended March 31, 2000 from $135,000 for the quarter ended March 31, 1999. Interest expense on borrowings increased by $212,000 or 48.9% to $646,000 during the nine months ended March 31, 2000 from $434,000 during the nine months ended March 31, 1999. The increase for the comparable quarters was primarily attributable to an increase of $7.0 million in the average balance offsetting a decrease of 17 basis points in the average rate. For the nine-month comparable periods the increase was attributable to a $5.3 million increase in the average balance. The average rate decreased 32 basis points to 5.78% from 6.10%.

Net Interest Income
-------------------

The Company's net interest income before the provision for loan losses increased by $79,000 or 8.0% to $1.1million for the quarter ended March 31, 2000 from $987,000 for the quarter ended March 31, 1999. Net interest income before the provision for loan losses increased by $234,000 or 8.1% to $3.1 million for the nine months ended March 31, 2000 from $2.9 million during the nine months ended March 31, 1999. The increase in net interest income during the comparable quarter is primarily due to higher volumes. The increase in net interest income in the comparable nine month period is due to both higher volumes and a higher net interest margin.

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
                             10

                                                          NINE MONTHS ENDED MARCH 31,
                                          ----------------------------------------------------------------------
                                                   2000                                       1999
                                          ---------------------------           --------------------------------

                                          AVERAGE            AVERAGE            AVERAGE                 AVERAGE
                                          BALANCE   INTEREST  RATE(1)           BALANCE    INTEREST     RATE(1)
                                          -------   --------  ------            -------    --------     --------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable (2)                   $83,134   $5,336     8.52%           $78,747      $4,998       8.46%
   Investment securities                       --       --       --              3,631         188       6.90%
   Mortgage-backed securities               4,758      250     6.98%                --          --         --
   Federal funds sold and other
      interest-earning assets               5,260      209     5.28%             5,161         194       5.01%
                                          -------    -----                     -------       -----
Total interest earning assets              93,152    5,795     8.26%            87,539       5,380       8.19%
                                                                                             -----
Noninterest-earning assets                  2,880                                2,157
                                          -------                              -------
Total Average Assets                      $96,032                              $89,696
                                          =======                              =======

Interest-bearing liabilities:
Savings deposits (3)                      $67,632   $2,012     3.95%           $66,621      $2,043       4.09%
Borrowings                                 14,842      646     5.78%             9,480         434       6.10%
                                          -------   ------                     -------      ------
Total interest-bearing liabilities         82,474    2,658     4.28%            76,101       2,477       4.34%
                                                    ------                                  ------
Noninterest-bearing liabilities             4,212                                4,319
                                          -------                              -------
Total liabilities                          86,686                               80,420
Stockholders' equity                        9,346                                9,276
                                          -------                              -------
    Total liabilities and stockholders'
       equity                             $96,032                              $80,696
                                          =======                              =======

Net interest income                                 $3,137                                 $2,903
                                                    ======                                 ======

Interest rate spread                                           3.98%                                     3.85%
                                                             ======                                    ======
Net Interest Margin                                            4.47%                                     4.42%
                                                             ======                                    ======

Ratio of average interest-earning assets
  to average interest-bearing liabilities                    112.95%                                   115.03%
                                                             ======                                    ======


___________
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.
(3)  Includes interest-bearing escrow accounts.


                                                         THREE MONTHS ENDED MARCH 31,
                                          ----------------------------------------------------------------------
                                                   2000                                       1999
                                          ---------------------------           --------------------------------

                                          AVERAGE            AVERAGE            AVERAGE                 AVERAGE
                                          BALANCE   INTEREST  RATE(1)           BALANCE    INTEREST     RATE(1)
                                          -------   --------  ------            -------    --------     --------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable (2)                   $86,697   $1,850     8.46%           $79,674      $1,684       8.45%
   Investment securities                       --       --       --              1,894          30       6.34%
   Mortgage-backed securities               4,615       82     6.96%                --          --         --
   Federal funds sold and other
      interest-earning assets               4,749       69     5.50%             5,553          67       4.83%
                                          -------    -----                     -------       -----
Total interest earning assets              96,061    2,001     8.27%            87,121       1,781       8.18%
                                                     -----                                   -----
Noninterest-earning assets                  3,174                                2,407
                                          -------                              -------
Total assets                              $99,235                              $89,528
                                          =======                              =======

Interest-bearing liabilities:
Savings deposits (3)                      $69,639   $  700     3.93%           $66,766      $  659       3.95%
Borrowings                                 16,197      235     5.73%             9,150         135       5.90%
                                          -------   ------                     -------      ------
Total interest-bearing liabilities         85,836      935     4.26%            75,916         794       4.18%
                                                    ------                                  ------
Noninterest-bearing liabilities             4,083                                4,333
                                          -------                              -------
Total liabilities                          89,919                               81,249
Stockholders' equity                        9,316                                9,249
                                          -------                              -------
    Total liabilities and stockholders'
       equity                             $99,235                              $89,528
                                          =======                              =======

Net interest income                                 $1,066                                 $  987
                                                    ======                                 ======

Interest rate spread                                           3.98%                                     4.00%
                                                             ======                                    ======
Net interest margin                                            4.45%                                     4.53%
                                                             ======                                    ======

Ratio of average interest-earning assets
  to average interest-bearing liabilities                    111.91%                                   114.76%
                                                             ======                                    ======

___________
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.
(3)  Includes interest-bearing escrow accounts.


Provision For Loan Losses
-------------------------

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses, based on prior loss experience, volume and type of collateral by the Company, industry standards and past due loans in the Company's loan portfolio. The Company's management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The Company provided $115,000 for loan losses during the quarter ended March 31, 2000 and $60,000 in the quarter ended March 31, 1999. The Company provided $255,000 and $170,000 for loan losses during each of the nine-month periods ended March 31, 2000 and March 31, 1999. The provision for loan losses were made due to the Company's higher levels of consumer, construction and commercial loans, which generally entail a greater risk than single-family residential loans. Additionally, fiscal year-to-date charge-offs of $176,000 are 135% higher than March 1999 fiscal year-to-date charge-offs of $75,000. The Company's allowance for loan losses as a percentage of total loans outstanding, net of unearned origination fees of 0.82% at March 31, 2000 is up slightly from March 31, 1999 when the ratio was 0.81%. The Company's ratio of net charge-offs to average loans outstanding was 0.24% and 0.39% for the quarter and nine-month periods ended March 31, 2000 on an annualized basis.

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                     Nine Months         Three Months
                                                    Ended March 31,     Ended March 31,
                                                    --------------      --------------
                                                    2000     1999       2000      1999
                                                    ----     ----       ----      ----
Allowance for loan losses, beginning of period       $631    $554        $662     $618

Provision for loan losses                             255     170         115       60

Loans Charged Off:
      Consumer                                        153      73          38       26
      Real Estate                                       0       2           0        2
      Commercial                                       23       0          18        0
                                                     ----    ----        ----     ----
  Total Charge-Offs                                   176      75          56       28

Recoveries:
      Consumer                                         14       3           2        2
      Real Estate                                       0       0           1        0
      Commercial                                        1       0           0        0
                                                     ----    ----        ----     ----
  Total Recoveries                                     15       3           3        2
                                                     ----    ----        ----     ----

Allowance for loan losses, end of period             $725    $652        $725     $652
                                                     ====    ====        ====     ====

Noninterest Income
------------------

The Company's noninterest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities, loans and repossessed real estate and other assets. Total noninterest income increased by $54,000 or 81.4% to $121,000 for the quarter ended March 31, 2000 from $67,000 for the quarter ended March 31, 1999. Total noninterest income increased by $73,000 or 40.1% to $254,000 during the nine months ended March 31, 2000 from $181,000 during the nine months ended March 31, 1999. The majority of the increase in noninterest income in the three and nine month periods was due to the recognition of a $50,000 gain on the sale of foreclosed real estate. The remainder of the increase in noninterest income in the two comparable periods is primarily due to higher fees on deposit accounts.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $75,000 or 11.2%
to $739,000 for the quarter ended March 31, 2000 from $664,000 for the quarter ended March 31, 1999. Total noninterest expense increased by $169,000 to $2.2 million during the nine months ended March 31, 2000 from $2.0 million during the nine months ended March 31, 1999. Compensation and employee benefits expense increased by $35,000 or 7.9% and $80,000 or 6.1% to $476,000 and
$1.4 million for the quarter and nine month periods ended March 31, 2000 from $441,000 and $1.3 million for the quarter and nine months ended March 31, 1999, respectively. The increase was largely attributable to expenses relating to the hiring of additional personnel and the higher cost of employee benefits, particularly health insurance. Equipment expenses, consisting primarily of depreciation and maintenance of the Company's internal computer systems increased by $9,000 or 32.4% and $41,000 or 50.1% in the three and nine-month periods ended March 31, 2000 compared to the comparable periods ended March 31, 1999. Data processing expenses increased $12,000 or 51.0% and $33,000 or 38.2% in the three and nine-month periods ended March 31, 2000 compared to the comparable periods ended March 31, 1999.

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

The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2000, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $4.9 million. In addition, the Company has approximately $5.0 million of mortgage-backed and equity securities classified as available-for-sale.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $4.9 million. These funds will be internally generated, raised through deposit
operations, or borrowed.   Certificates of deposits that are
scheduled to mature in less than one year at March 31, 2000 totaled $38.3 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company's primary uses of cash in investing activities during the nine months ended March 31, 2000 were loan principal disbursements, net of repayments, of $10.6 million. The Company's primary sources of cash provided from financing activities during the nine months ended March 31, 2000 was a $5.5 million increase in deposits and the increase of $1.0 million in outstanding borrowings from the Federal Home Loan Bank of Atlanta.

The Company's primary use of cash in financing activities during the nine months ended March 31, 2000 consisted of the repurchase of stock and payment of cash dividends of $600,000.

As discussed in Note 5 - Regulatory Capital Requirements, the Company and the Bank exceeded all regulatory minimum capital requirements.

            PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings

None.

Item 2.   Changes in Securities and use of proceeds.

None.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a vote of securities holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)       The following exhibit is filed herewith:

          Exhibit 27     Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                     Signatures


In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           PATAPSCO BANCORP, INC.



Date:  May 9, 2000         /s/ Joseph J. Bouffard
                           ------------------------------
                           Joseph J. Bouffard
                           President and Chief Executive Officer
                           (Principal Executive Officer)




Date: May 9, 2000          /s/ Michael J. Dee
                           ------------------------------
                           Michael J. Dee
                           Chief Financial Officer & Controller
                           (Principal Financial Officer)