Form 10KSB40
period 2000-06-30
PATAPSCO BANCORP INC
filed 2000-09-28
CIK 1003961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                to
                               --------------    ---------------

                           Commission File No. 0-28032

                             PATAPSCO BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    MARYLAND                                                  52-1951797
--------------------------------------------------------------------------------
(State or other jurisdiction                               (I.R.S. employer
of incorporation or organization)                         identification no.)

1301 MERRITT BOULEVARD, DUNDALK, MARYLAND                     21222-2194
-----------------------------------------                  -----------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

For the fiscal year ended June 30, 2000, the registrant had $8,245,532 in revenues.

As of September 16, 2000, the aggregate market value of voting stock held by non-affiliates was approximately $5,199,369, computed by reference to the most recent sales price on September 16, 2000 as reported on the OTC Bulletin Boards. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 16, 2000: 327,390.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

1. Portions of the registrant's Annual Report to Stockholders for the Fiscal Year ended June 30, 2000. (Parts II and III)

2. Portions of Proxy Statement for registrant's 2000 Annual Meeting of Stockholders. (Part III)

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

         The Bank's Board of Directors believe the Bank's market area has not been adequately served by the existing financial institutions and there is strong local demand for commercial real estate, commercial business , equipment leases and consumer loans. As a result, the Board of Directors refocused the Bank's strategy to pursue its existing business of originating single-family residential mortgage loans, and expanding into commercial real estate, commercial business, consumer lending, construction loans and small equipment leases. In furtherance of this strategy, in June 1995, the Bank began financing home improvement loans and had $9.3 million of such loans, or 10.1% of total loans outstanding at June 30, 2000. In addition, the Board of Directors and management have implemented other new lending programs such as small business loans, residential and non-residential construction loans, commercial real estate loans, home equity and other consumer loans and equipment leases. At June 30, 2000, the Bank had $9.9 million, $1.6 million, $11.8 million, $1.8 million and $7.1 million in small business loans, construction loans, commercial real estate loans, home equity and other consumer loans, and equipment leases, respectively.

PENDING ACQUISITION

         On May 16, 2000, the Company announced that it had agreed to purchase Northfield Bancorp, Inc., the parent company of Northfield Federal Savings Bank. Under the terms of the agreement of merger, each share of Northfield Bancorp common stock outstanding at the effective time of the merger will be canceled and converted into the right to receive $12.50 in cash and .24 shares of Patapsco Bancorp's Series A Noncumulative Convertible Perpetual Preferred Stock. At any time after issuance, this preferred stock will be convertible into shares of Patapsco Bancorp common stock, on a one for one basis. Each share of Patapsco Bancorp's outstanding preferred stock will earn dividends at the annual rate of 7.5% of its liquidation preference of $25.00 per share. Dividends are noncumulative, which means that if the Company's Board does not pay dividends for a quarterly period, it is not obligated to pay a dividend for that period at a later date. After five years from the date of issuance of the Patapsco Bancorp preferred stock, Patapsco Bancorp may redeem some or all of the outstanding Patapsco Bancorp preferred stock at $25.00 per share plus any declared but unpaid dividends for the then current quarter.

         The merger is subject to the approval of the Board of Governors of the Federal Reserve System, the Commissioner of Financial Regulation of the Maryland Department of Labor, Licensing and Regulation, and the approval of the stockholders of Northfield Bancorp. If all approvals are received, the merger is expected to close some time in the fourth quarter of calendar year 2000.

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

LENDING ACTIVITIES

         General. The Company's gross loan portfolio totaled $92.7 million at June 30, 2000, representing 90.3% of total assets at that date. It is the Company's policy to concentrate its lending within its market area. At June 30, 2000, $49.9 million, or 53.9% of the Company's gross loan portfolio, consisted of residential mortgage loans. Other loans secured by real estate include construction and commercial real estate loans, which amounted to $13.4 million, or 14.6% of the Company's gross loan portfolio at June 30, 2000. In addition, the Company originates consumer and other loans, including home equity loans, home improvement loans and loans secured by deposits. At June 30, 2000, consumer and other loans totaled $12.3 million, or 13.4% of the Company's gross loan portfolio. The Company's commercial loan portfolio, which consists of small business loans and commercial leases, totaled $16.9 million, or 18.3% of the Company's gross loan portfolio.

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

         In recent years, the Company has purchased whole loans and loan participation interests. During the year ended June 30, 2000 the company did not purchase any whole loans or participation interests. In the year ended June 30, 1999, the Company purchased whole loans and loan participation interests totaling $337,000 from local financial institutions and local mortgage brokers. In the future, management intends to consider limited purchases of whole loans or participation interests in loans secured by single-family, multi-family or commercial real estate.

         Loan Underwriting Policies. The Company's lending activities are subject to the Company's non-discriminatory underwriting standards and to loan origination procedures prescribed by the Company's Board of Directors and management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. First mortgage loans in amounts of up to $252,700, $350,000 and $500,000 may be approved by the Vice President - Real Estate Landing, the Officers Loan Committee (consisting of three officers of the Bank), and the Directors Loan Committee (consisting of any two non-employee directors), respectively. Certain officers and committees have been granted authority by the Board of Directors to approve commercial business loans in varying amounts depending upon whether the loan is secured or unsecured and, with respect to secured loans, whether the collateral is liquid or illiquid. Individual officers and certain committees of the Company have been granted authority by the Board of Directors to approve consumer loans up to varying specified dollar amounts, depending upon the type of loan.

         Applications for single-family real estate loans are typically underwritten and closed in accordance with the standards of Federal Home Loan Mortgage Corporation ("FHLMC") and FNMA. Generally, upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is undertaken, pursuant to the Company's Appraisal Policy, by an appraiser approved by the Company and licensed by the State of Maryland. In the case of single-family residential mortgage loans, except when the Company becomes aware of a particular risk of environmental contamination, the Company generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

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

         Under applicable law, with certain limited exceptions, loans and extensions of credit by a commercial bank to a person outstanding, including commitments, at one time shall not exceed 15% of the bank's unimpaired capital and surplus. Under these limits, the Company's loans to one borrower were limited to $1.4 million at June 30, 2000. At that date, the Company had no lending relationships in excess of the loans-to-one-borrower limit. At June 30,

2000, the Company's largest lending relationship was a $1.3 million commercial loan secured by commercial real estate, which includes a 55% guarantee by the United States Small Business Administration, which was current and performing in accordance with its terms at June 30, 2000.

         Interest rates charged by the Company on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

         Residential Real Estate Lending. The Company historically has been and continues to be an originator of residential real estate loans in its market area. Residential real estate loans consist of both single-family and multi-family residential real estate loans. At June 30, 2000, residential mortgage loans, excluding home improvement loans, and home equity loans totaled $49.9 million, or 53.9% of the Company's gross loan portfolio. Of such loans, $4.6 million were secured by nonowner-occupied investment properties.

         The Company originates fixed-rate and adjustable rate mortgage loans at competitive interest rates. At June 30, 2000, $36 million, or 57.7% of the Company's residential and commercial real estate loan portfolio was comprised of fixed-rate mortgage loans and $26.2 million or 42.3% of the Company's residential and commercial real estate loan portfolio was comprised of adjustable rate mortgage loans.

         The Company's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings. Such loans generally range in size from $100,000 to $500,000. At June 30, 2000, the Company had $1.6 million of multi-family residential real estate loans, which amounted to 1.71% of the Company's gross loan portfolio at such date. Multi-family real estate loans either are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a three or five year note maturity, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its multi-family real estate lending to borrowers within its market area or with which it has had prior experience. The Company seeks to expand multi-family residential real estate lending.

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

         Construction Lending. The Bank also offers residential and commercial construction loans and land acquisition and development loans. Residential construction loans are offered to individuals who are having their primary or secondary residence built as well as to local builders to construct single-family dwellings. Residential construction advances are made on stage of completion basis. Generally, loans to owner/occupants for the construction of residential properties are originated in conjunction with the permanent mortgage on the property. The term of the construction loans is normally from six to 18 months and have a variable interest rate which is normally up to 2% above the prime interest rate. Upon completion of construction, the permanent loan rate will be set at the interest rate offered by the Bank on that loan product not sooner than 60 days prior to completion. Interest rates on residential loans to builders are set at the prime interest rate plus a margin of .5% to 2.0% as may be adjusted from time to time. Interest rates on commercial construction loans and land acquisition and development loans are based on the prime rate plus a negotiated margin of between .5% and 2.0% and adjust from time to time, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At June 30, 2000, $1.6 million, or 1.7%, of the Company's gross loan portfolio consisted of construction loans.

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

         Commercial Real Estate Lending. The Company's commercial real estate loan portfolio consists of loans to finance the acquisition of small office buildings, shopping centers and commercial and industrial buildings. Such loans generally range in size from $100,000 to $900,000. At June 30, 2000, the Company had $11.8 million of commercial real estate loans, which amounted to 12.9% of the Company's gross loan portfolio at such date. Commercial real estate loans are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a maturity generally of three to five years, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its commercial real estate lending to borrowers within its market area or with which it has had prior experience. The Company seeks to expand commercial real estate lending.

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

         Consumer Lending. The consumer loans currently in the Company's loan portfolio consist of home improvement loans, home equity loans, loans secured by savings deposits and overdraft protection for checking accounts. At June 30, 2000, consumer and other loans totaled $12.3 million, or 13.4% of the Company's gross loan portfolio.

         In July 1995, the Company instituted a home improvement loan program. Such loans are made to finance a variety of other home improvement projects, such as replacement windows, siding and room additions. The Company's policy is to originate home improvement loans throughout Maryland, except for the western portion of the state, and northern Virginia, Delaware and Pennsylvania. While the Company originates some home improvement loans on a direct basis, most of the home improvement loans in the Company's portfolio are originated on an indirect basis through the Company's relationships with selected independent contractors. The Company's underwriting policies apply to all home improvement loans whether or not directly originated by the Company. Home improvement loans generally have terms ranging from three to 15 years and have fixed interest rates. Home improvement loans are made on both secured and unsecured bases. However, the majority of home improvement loans with a principal loan amount over $10,000 or which have a term longer than 84 months are made on a secured basis with loan-to-value ratios up to 80% or 90%, depending on the type of project financed. At June 30, 2000, home improvement loans amounted to $9.3 million, or 10.1% of the Company's gross loan portfolio, with $1.8 million of such loans being secured by real estate.

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

     During fiscal 1996 the Company began a commercial lending program. At June 30, 2000 the Company's commercial loans totaled $9.9 million, or 10.8% of the Company's gross loan portfolio. This commercial lending program employs many of the alternative financing and guarantee programs available through the U.S. Small Business Administration and other state and local economic development agencies.

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

         The Company offers loans to finance lease transactions, secured by the lease and the underlying equipment, to small businesses. In extending the financing in a commercial lease transaction, the Company reviews the borrower's financial statements, credit reports, tax returns and other documentation. Generally, commercial lease financing is made in amounts ranging between $3,000 and $120,000 with terms of up to five years and carry fixed interest rates. At June 30, 2000, commercial lease finance transaction loans totaled $7.1million, or 7.6% of the Company's gross loan portfolio.

         Loan Fees and Servicing. The Company receives fees in connection with late payments and for miscellaneous services related to its loans. The Company also charges fees in connection with loan originations typically up to 3 points (one point being equal to 1% of the loan amount) on real estate loan originations. The Company generally does not service loans for others, except for 30 year fixed-rate residential mortgage loans originated and sold by the Company with servicing retained, and earns minimal income from this activity. The Company has sold participating interests on residential and commercial real estate loans to other local financial institutions. At June 30, 2000 the Company was servicing loans for others totaling approximately $2.1 million.

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

         The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                                           At June 30,
                                                                 -----------------------------
                                                                    2000               1999
                                                                 ----------         ----------
                                                                         (In thousands)
Loans accounted for on a non-accrual basis: (1)
    Real estate:
       Residential.............................................  $     279          $     173
       Commercial..............................................         --                 --
       Construction............................................         --                 --
    Consumer...................................................         14                 --
    Commercial.................................................         10                 --
                                                                 ---------          ---------
       Total...................................................  $     303          $     173
                                                                 =========          =========

Accruing loans which are contractually past due
   90 days or more.............................................  $      --          $      --
                                                                 ---------          ---------
       Total...................................................  $      --          $      --
                                                                 ---------          =========

       Total nonperforming loans...............................  $     303          $     173
                                                                 =========          =========

Percentage of total loans......................................       0.33%              0.23%
                                                                 =========          =========
Other non-performing assets (2)................................  $      72          $      31
                                                                 =========          =========

-------------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment collectibility of the loan.
(2) Other nonperforming assets represents property acquired by the Company through foreclosure or repossession. This property is carried at the lower of its fair market value less estimated selling costs or the principal balance of the related loan, whichever is lower.

         During the year ended June 30, 2000, gross interest income of $11,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during that period amounted to $8,600.

         At June 30, 2000, nonaccrual loans consisted of 3 mortgage loans secured by single-family residential real estate properties aggregating $279,000 and one commercial lease transaction totaling $10,000 and two consumer loans totaling $14,000. At that date, the Company had no loans not classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

         At June 30, 2000, the Company had $72,000 in real estate owned, which consisted of one residential property located in the Dundalk area of Baltimore County, Maryland.

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

         The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                                        Year Ended June 30,
                                                                 --------------------------------
                                                                     2000               1999
                                                                  ---------          ----------
                                                                       (Dollars in thousands)

Balance at beginning of period.................................. $     631          $     554
Loans charged off:
   Residential real estate mortgage.............................        --                 48
    Commercial Loan/Lease.......................................        29                 --
   Consumer.....................................................       225                126
                                                                 ---------          ---------
      Total charge-offs.........................................       254                174
Recoveries:
   Single-family residential mortgage...........................         1                  5
   Commercial Loan/Lease........................................        18
   Consumer.....................................................        21                  1
                                                                 ---------          ---------
      Total recoveries..........................................        41                  6
                                                                 ---------          ---------
Net loans charged off...........................................       213                167
Provision for loan losses.......................................       325                245
                                                                 ---------          ---------
Balance at end of period........................................ $     743          $     631
                                                                 =========          =========
Ratio of net charge-offs to average
   loans outstanding during the period..........................       .25%               .21%
                                                                 =========          =========

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                             At June 30,
                                                     --------------------------------------------------------------
                                                               2000                       1999
                                                     -----------------------------  -------------------------------
                                                                  Percent of Loans             Percent of Loans
                                                                 in Each Category              in Each Category
                                                     Amount        to Total Loans   Amount     to Total Loans
                                                     ------        --------------   ------     --------------
                                                                           (Dollars in thousands)
Real estate mortgage:
   Residential...................................... $   125          54.35%        $   117             61.83%
   Commercial.......................................     103          12.87              83             10.02
   Construction.....................................      24           1.71              18              2.99
Consumer and other..................................     159          13.42             144             14.54
Commercial..........................................     199          17.65              85             10.62
Unallocated.........................................     133           0.00             184              0.00
                                                     -------       --------         -------          --------
     Total allowance for loan losses................ $   743         100.00%        $   631            100.00%
                                                     =======         ======         =======            ======

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

         Under applicable accounting rules, investment securities classified as held-to-maturity are recorded at amortized cost and those classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At June 30, 2000, the Company's entire portfolio of investment securities was classified as available for sale and had an aggregate carrying value of $5.9 million and an unrealized net loss after tax of $112,000. As a result, management of the Company currently does not anticipate that the presence of unrealized losses in the Company's portfolio of investment securities and mortgage-backed securities is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

         Borrowings. While savings deposits historically have been the primary source of funds for the Company's lending, investments and general operating activities, the Company in recent years has used advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB System, the Company is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Company has a Blanket Agreement for advances with the FHLB under which the Company may borrow up to 22% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Company's stock in the FHLB of Atlanta and other eligible assets. At June 30, 2000, the Company had outstanding Federal Home Loan Bank of Atlanta advances of $14.9 million with an average rate of 5.92%.

SUBSIDIARY ACTIVITIES

         The Bank has three subsidiaries, PFSL Holding Corp. ("PFSL"), which it formed in November 1995 to hold certain real estate owned at that time and which is currently is inactive, Prime Business Leasing that was formed in October 1998 and Patapsco Financial Services, Inc., which was formed in March 2000 in order to sell alternative investment products to the Company's customers. As of June 30, 2000, Patapsco Financial Services, Inc had not yet commenced operations.

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

EMPLOYEES

         As of June 30, 2000, the Company had 33 full-time and 3 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Company's relationships with its employees to be good.

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

         Financial Modernization Legislation. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

         The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective in November 2000, with full compliance required by July 1, 2001.

         The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

         The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

         The Company is unable to predict the impact of the G-L-B Act on its operations at this time.

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

         The leverage ratio adopted by the Federal Reserve Board requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for banks rated composite 1 under the CAMELS rating system for banks. Banks not rated composite 1 under the CAMELS rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the Federal Reserve Board's leverage requirement, Tier 1 capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less most intangible assets, primarily goodwill.

         The risk-based capital requirements established by the Federal Reserve Board's regulations require state member banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. Tier 2 capital elements include, subject to certain limitations, the allowance for losses on loans and leases, perpetual preferred stock that does not qualify for Tier 1 and long-term preferred stock with an original maturity of at least 20 years from issuance, hybrid capital instruments, including perpetual debt and mandatory convertible securities, and subordinated debt and intermediate-term preferred stock and up to 45% of unrealized gains on equity securities. Total risk-weighted assets generally are determined under the Federal Reserve Board's regulations, which establish four risk categories, with risk weights of 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

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

                                                                                                       Regulatory
                                                                                                      Requirements
                                                                                 Regulatory            To Be Well
                                                                                Requirements        Capitalized Under
                                                                                 For Capital        Prompt Corrective
                                                          Actual               Adequacy Purposes    Action Provisions
                                                   --------------------       ------------------   --------------------
                                                   Amount         Ratio       Amount      Ratio    Amount      Ratio
                                                  ------         -----      -------      -----    -------     -----
                                                                         (Dollars in thousands)
As of June 30, 2000:
   Total Capital (to Risk Weighted Assets).....  $   9,822     14.31%    $   5,490      8.00%  $   6,863     10.00%
   Tier 1 Capital (to Risk Weighted Assets)....      9,079     13.23         2,745      4.00       4,118     6.00
   Tier 1 Capital (to Average Assets).........       9,079      8.89         4,083      4.00       5,104     5.00

As of June 30, 1999
   Total Capital (to Risk Weighted Assets).....  $   9,120     15.35%    $   4,752      8.00%  $   5,941     10.00%
   Tier 1 Capital (to Risk Weighted Assets)....      8,489     14.19         2,376      4.00       3,564     6.00
   Tier 1 Capital (to Average Assets).........       8,489      9.35         3,630      4.00       4,537     5.00


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

         Federal banking regulators have adopted regulations implementing the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, an institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the depository institution has a composite 1 CAMELS rating). An "undercapitalized institution" is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a depository institution that has:
(i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as a depository institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain mortgage servicing rights. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. At June 30, 2000, the Bank was classified as "well capitalized" under Federal Reserve regulations.

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

         Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at June 30, 2000 of $845,000. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance and small businesses and small farms and small agri-businesses. At June 30, 2000, the Bank had $14.9 million in advances outstanding from the FHLB of Atlanta.

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of between $4.9 million and $44.3 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2000, the Bank met its reserve requirements.

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

         Regular semi-annual SAIF assessment rates set by the FDIC range from 0 to 27 basis points. Until December 31, 1999, however, SAIF-insured institutions were required to pay assessments to the FDIC at the rate of 6.44 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members were assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

         FDIC regulations provide that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, would not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under FDIC regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings banks, the FDIC will take into account whether the savings bank meets the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly-rated state non-member banks.

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

         Limits on Loans to One Borrower. The Bank has chosen to be subject to federal law with respect to limits on loans to one borrower. Generally, under federal law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed 15% of the unimpaired capital and surplus of the commercial bank. The Bank's lending limit to one borrower as of June 30, 2000 was $1.3 million.

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

         State member banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. ss. 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval by the board of directors of a depository institution for extension of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

TAXATION

         The Company and the Bank, together with the Bank's subsidiary, to date have not filed a consolidated federal income tax return. The Company has had no material tax liability through June 30, 2000.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         The following table sets forth the location and certain additional information regarding the Bank's office at June 30, 2000.

                                                                         Book Value at
                                          Year           Owned or           June 30,           Approximate
                                         Opened           Leased             2000            Square Footage
                                         ------          --------        -------------       --------------
                                                                       (Dollars in thousands)

1301 Merritt Boulevard                    1970             Owned              $651                9,600
Dundalk, Maryland 21222-2194

         The book value of the Bank's investment in premises and equipment totaled $1.1 million at June 30, 2000. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

         From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2000, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiary is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
----------------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

         The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 2000 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 18 in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

         The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Financial Data contained on pages 19 through 46 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------------------

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

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.
-----------------------------------------------

     (A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
         ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):


          Independent Auditors' Report Consolidated
          Statement of Financial Condition as of June 30, 2000 and 1999 Consolidated Statements of Income for the Years Ended June 30, 2000 and 1999
          Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2000 and 1999
          Consolidated Statements of Cash Flows for the Years Ended June 30, 2000 and 1999 Notes to Consolidated Financial Statements

     (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

          No.     Description
          --      -----------

          3.1 Articles of Incorporation of Patapsco Bancorp, Inc. and Articles Supplementary

        * 3.2 Bylaws of Patapsco Bancorp, Inc.

       ** 4   Form of Common Stock Certificate of Patapsco Bancorp, Inc.

      ***10.1 Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan

      ***10.2 Patapsco Bancorp, Inc. Management Recognition Plan

     * 10.3(a)Employment Agreement between Patapsco Federal Savings and Loan Association and Joseph J. Bouffard

     * 10.3(b)Employment Agreement between Patapsco Bancorp, Inc. and Joseph J. Bouffard

     * 10.4(a)Severance Agreements between Patapsco Federal Savings and Loan Association and Debra Penczek and John McClean

     * 10.4(b)Severance Agreements between Patapsco Bancorp, Inc. and Debra Penczek and John McClean

     * 10.5 Patapsco Federal Savings and Loan Association Retirement Plan for Non-Employee Directors

     * 10.6 Patapsco Federal Savings and Loan Association Incentive Compensation Plan

     * 10.7 Deferred Compensation Agreements between Patapsco Federal Savings and Loan Association and each of Directors McGowan and Patterson

     * 10.8(a)Severance Agreement between Patapsco Federal Savings and Loan Association and Frank J. Duchacek

     * 10.8(b)Severance Agreement between Patapsco Bancorp, Inc. and Frank J. Duchacek, Jr.

  **** 10.9   The Patapsco  Bank  Retirement  Plan for  Non-Employee  Directors

       10.10  Patapsco  Bancorp,  Inc. 2000 Stock Option and Incentive  Plan

       10.11 Severance Agreements between The Patapsco Bank and Michael J. Dee and Frank J. Duchacek, Jr.

       13     2000 Annual Report to  Stockholders

       21     Subsidiaries of the Registrant

       23     Consent of Anderson Associates, LLP

       27     Financial   Data   Schedule

----------------
* Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (File No. 33-99734).
** Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-28032).
*** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996 (File No. 0-28032)
**** Incorporated  herein by reference from the Company's  Annual Report on Form
     10-KSB for the year ended June 30, 1999 (File No. 0-28032).

     (B) REPORTS ON FORM 8-K.
         -------------------

     On May 19, 2000, the Company filed a Current Report on Form 8-K under Item 5 announcing that it had entered into an Agreement of Merger with Northfield Bancorp, Inc. pursuant to which Northfield Bancorp, Inc. would be acquired by the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PATAPSCO BANCORP, INC.

September 16, 2000
                             By: /s/ Joseph J. Bouffard
                                 ---------------------------------------
                                  Joseph J. Bouffard
                                  President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Joseph J. Bouffard                                    September 16, 2000
------------------------------------------------
Joseph J. Bouffard
President, Chief Executive Officer
  and Director
(Principal Executive Officer)

/s/ Michael J. Dee                                        September 16, 2000
------------------------------------------------
Michael J. Dee
Vice-President and Treasurer
(Principal Financial and Accounting Officer)

/s/ Thomas P. O'Neill                                     September 16, 2000
------------------------------------------------
Thomas P. O'Neill
Chairman of the Board

/s/ Theodore C. Patterson                                 September 16, 2000
------------------------------------------------
Theodore C. Patterson
Director and Secretary

/s/ Douglas H. Ludwig                                     September 16, 2000
------------------------------------------------
Douglas H. Ludwig
Director

/s/ Nicole N. Glaeser                                     September 16, 2000
------------------------------------------------
Nicole N. Glaeser
Director


/s/ William R. Waters                                     September 16, 2000
------------------------------------------------
William R. Waters
Director