Form 10QSB
period 2000-09-30
PATAPSCO BANCORP INC
filed 2000-11-14
CIK 1003961

United States Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10-QSB
(Mark One)

[x ] Quarterly  Report under Section 13 or 15(d) of the Securities  Exchange
     Act of 1934

     For the quarterly period ended September 30, 2000

[  ] Transition  Report Section 13 or 15(d) of the Securities  Exchange Act of
     1934

     For the transition period from __________ to ___________


                         Commission File Number: 0-28032


                             PATAPSCO BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


             MARYLAND                                         52-1951797
---------------------------------------                    ------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


              1301 MERRITT BOULEVARD, DUNDALK, MARYLAND 21222-2194
              ----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (410) 285-1010
--------------------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes  X    No
    -----    -----

         As of November 10, 2000, the issuer had 327,390 shares of Common Stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

         Yes                                No    X
              -------                          -------

         CONTENTS
         --------
                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------


Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at September
         30, 2000 (Unaudited) and June 30, 2000                               3

         Consolidated Statements of Income for the Three-Month Periods
            Ended September 30, 2000 and 1999 (Unaudited)                     4

         Consolidated Statements of Comprehensive Income Three-Month
            Periods Ended September 30, 2000 and 1999 (Unaudited)              5

         Consolidated Statements of Cash Flows for the Three-Month Periods
            Ended September 30, 2000 and 1999 (Unaudited)                      6

         Notes to Consolidated Financial Statements                            7


Item 2.  Management's Discussion and Analysis or Plan of Operations            8


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings                                                    14

Item 2.  Changes in Securities and Use of Proceeds                            14

Item 3.  Defaults Upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security-Holders                  14

Item 5.  Other Information                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     14

Signatures                                                                    15

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                         SEPTEMBER 30,         JUNE 30,
                                                                             2000                2000
                                                                         ------------          --------
                                 Assets
                                 ------
Cash:
     On hand and due from banks                                          $  1,551,189         $  2,251,850
     Interest bearing deposits in other banks                               1,592,112              282,929
Federal funds sold                                                          1,497,893              903,004
Investment securities, at fair value                                          484,353              462,842
Mortgage-backed securities, at fair value                                   4,416,362            4,456,047
Loans receivable, net                                                      91,548,840           91,002,476
Investment in securities required by law, at cost                             950,850              950,850
Property and equipment, net                                                   981,366            1,004,443
Deferred income taxes                                                         424,451              442,000
Accrued interest, prepaid expenses and other assets                         1,185,656              908,470
                                                                         ------------         ------------
              Total assets                                               $104,633,072         $102,664,911
                                                                         ============         ============

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Liabilities:
   Savings deposits:
        Interest bearing deposits                                        $ 73,689,845         $ 72,357,957
        Non interest bearing deposits                                       3,648,250            3,293,950
   Borrowings                                                              15,900,000           14,900,000
   Accrued expenses and other liabilities                                   1,601,392            2,533,706
                                                                         ------------         ------------
              Total liabilities                                            94,839,487           93,085,613

Stockholders' equity:
   Common stock $0.01 par value: authorized 4,000,000
     shares: issued and outstanding 327,390 and
     327,390 shares, respectively                                               3,274                3,274
  Additional paid-in capital                                                1,471,254            1,471,253
   Contra equity - Employee stock ownership plan                             (254,045)            (254,045)
   Contra equity - Management recognition plan                               (154,761)            (154,761)
   Retained income, substantially restricted                                8,782,272            8,625,749
   Unrealized net holding losses on available-for-sale
      portfolios, net of taxes                                                (54,408)            (112,172)
                                                                         ------------         ------------
              Total stockholders' equity                                    9,793,585            9,579,298
                                                                         ------------         ------------
              Total liabilities and stockholders' equity                 $104,633,072         $102,664,911
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

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)


                                                                FOR THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                             -----------------------------
                                                                2000                  1999
                                                             ----------            -------

Interest income:
    Loans receivable                                           $2,046,218       $1,713,703
    Mortgage-backed securities                                     78,401           84,717
    Investment securities                                           2,852               --
    Federal funds sold and other investments                       67,106           92,512
                                                               ----------       ----------
          Total interest income                                 2,194,577        1,890,932
                                                               ----------       ----------

Interest expense:
    Savings deposits                                              842,995          653,727
    Borrowings                                                    242,873          202,323
                                                               ----------       ----------
          Total interest expense                                1,085,868          856,050
                                                               ----------       ----------

          Net interest income                                    1,108,709       1,034,882
Provision for losses on loans                                       75,000          80,000
                                                               -----------      ----------
          Net interest income after provision
                   for losses on loans                           1,033,709         954,882

Noninterest income:
    Fees and service charges                                        67,262          62,159
    Net gain (loss) on sale of foreclosed real estate               17,145              --
    Other                                                            5,293           4,534
                                                               -----------      ----------
        Total noninterest income                                    89,700          66,693
                                                               -----------      ----------

Noninterest expenses:
    Compensation and employee benefits                             503,530         436,793
    Insurance premiums                                              10,874          16,224
    Professional fees                                               37,115          35,644
    Equipment expense                                               32,841          41,025
    Net occupancy costs                                             22,489          21,100
    Advertising                                                     23,286           6,703
    Data processing                                                 40,189          45,040
    Other                                                          123,697          95,810
                                                               -----------      ----------
          Total noninterest expense                                794,021         698,339
                                                               -----------      ----------
          Income before provision for income taxes                 329,388         323,236
Provision for income taxes                                         127,212         125,646
                                                               -----------      ----------
          Net Income                                           $   202,176      $  197,590
                                                               ===========      ==========
          Basic earnings per share                             $      0.65      $     0.62
                                                               ===========      ==========
          Diluted earnings per share                                  0.62            0.58


See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 ------------------------------------------------
                                   (UNAUDITED)

                                                                FOR THREE MONTHS ENDED
                                                                       SEPTEMBER 30
                                                             -----------------------------
                                                                2000                1999
                                                             ----------            -------

Net income                                                     $  202,179         $ 197,590
Other comprehensive income, net of tax:
  Unrealized net holding (losses)/gains on
    available-for-sale portfolios                                  57,764          (137,592)
                                                               ----------         ---------
Comprehensive income                                           $  259,940         $  59,700
                                                               ==========         =========



See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                                  FOR THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                            ---------------------------------
                                                                                2000                 1999
                                                                            ------------         -------------
Cash flows from operating activities:
  Net income                                                               $   202,176         $     197,590
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                             33,213                 34,181
       Provision for losses on loans                                            75,000                 80,000
       Gain  from  sale  of   foreclosed real estate                           (17,145)                    --
       Non-cash compensation under stock-based benefit plans                        --                 55,287
       Amortization of premiums and discounts, net                               1,019                  1,417
       Deferred loan origination fees, net of costs                            (70,942)                (4,965)
       Change in deferred income taxes                                         (17,549)                34,106
       Decrease in Income Taxes payable                                        147,782                133,909
       (Increase)Decrease in accrued interest on investments,
           prepaid expenses and other assets                                  (277,186)                62,697
       Decrease in accrued expenses and other liabilities                   (1,080,096)            (1,136,305)
                                                                           -----------         --------------
         Net cash used in operating activities                              (1,003,728)              (542,083)
                                                                           -----------         --------------

Cash flows from investing activities:
  Loan principal disbursements, net of repayments                             (621,364)            (3,054,194)
  Proceeds from sale of real estate owned                                       72,113                     --
  Purchase of property and equipment                                           (10,136)               (29,854)
  Principal repayment on mortgage-backed securities
    available-for-sale                                                         125,991                 68,046
                                                                           -----------         --------------
       Net cash used in investing activities                                  (433,396)            (3,016,002)

Cash flows from financing activities:
  Net increase (Decrease) in deposits                                        1,686,188               (733,152)
  Stock repurchase                                                                  --               (108,251)
  Dividends paid                                                               (45,653)               (39,774)
  Increase in Checks written in excess of bank balance                              --                264,360
  Increase in borrowings                                                     1,000,000                     --
                                                                           -----------         --------------
         Net cash (used in) provided by financing activities                 2,640,535               (616,817)
                                                                           -----------         --------------

  Net increase(Decrease) in cash and cash equivalents                      $ 1,203,411         $   (4,174,902)
  Cash and cash equivalents at beginning of period                           3,437,783              9,351,950
                                                                           -----------         --------------
  Cash and cash equivalents end of period                                  $ 4,611,194         $    5,177,048
                                                                           ===========         ==============

Supplemental information:
  Interest paid on deposits and borrowed funds                               1,085,002                856,050
  Income taxes paid                                                                  0                      0
                                                                           ===========         ==============

See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1:   Principles of Consolidation

The consolidated financial statements include the accounts of Patapsco Bancorp, Inc. ("the Company") and its wholly-owned subsidiary, The Patapsco Bank ("the Bank"). The Patapsco Bank's wholly owned subsidiary is Prime Business Leasing. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

Note 3:   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Bank's Annual report of form 10-KSB for the year ended June 30, 2000.

Note 4:   Cash and Cash Equivalents

Cash equivalents include short-term investments which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

Note 5:   Regulatory Capital Requirements

At September 30, 2000, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at September 30, 2000 (in thousands).

                                                                                       Well Capitalized Under
                                                                  For Capital            Prompt Corrective
                                           Actual               Adequacy Purposes         Action Provision
                                    ---------------------    -----------------------   ----------------------
                                    Amount          %         Amount         %          Amount          %
                                    -------------------------------------------------------------------------

Total Capital (to Risk
  Weighted Assets)                   $ 10,062       14.23%    $ 5,656       8.00%       $ 7,070         10%

Tier 1 Capital (to Risk
   Weighted Assets)                   $ 9,284       13.13%    $ 2,828       4.00%       $ 4,242          6%

Tier 1 Capital (to Average
    Assets)                           $ 9,284        8.98%    $ 4,137       4.00%       $ 5,171          5%


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

ACQUISITION

     On May 16, 2000, the Company announced that it had agreed to purchase Northfield Bancorp, Inc., the parent company of Northfield Federal Savings Bank. Under the terms of the agreement of merger, each share of Northfield Bancorp common stock outstanding at the effective time of the merger will be canceled and converted into the right to receive $12.50 in cash and .24 shares of Patapsco Bancorp's Series A Noncumulative Convertible Perpetual Preferred Stock. At any time after issuance, this preferred stock will be convertible into shares of Patapsco Bancorp common stock, on a one for one basis. Each share of Patapsco Bancorp's outstanding preferred stock will earn dividends at the annual rate of 7.5% of its liquidation preference of $25.00 per share. Dividends are noncumulative, which means that if the Company's Board does not pay dividends for a quarterly period, it is not obligated to pay a dividend for that period at a later date. After five years from the date of issuance of the Patapsco Bancorp preferred stock, Patapsco Bancorp may redeem some or all of the outstanding Patapsco Bancorp preferred stock at $25.00 per share plus any declared but unpaid dividends for the then current quarter. The transaction was completed on November 13, 2000.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND JUNE 30, 2000

     The Company's assets increased by $1.9 million, or 1.9% to $104.6 million at September 30, 2000 from $102.7 million at June 30, 2000. Cash, cash equivalents and fed funds sold increased by $1.2 million or 35.0% to $4.6 million at September 30, 2000 from $3.4 at September 30, 1999. The Company's net loans receivable increased by $.6 million or .6% to $91.5 million at September 30, 2000 from $91.0 million at June 30, 2000. The increase in net loans receivable was comprised of $1.0 million in consumer loans, $0.9 million in commercial business loans, $0.6 million in commercial equipment leases, $0.3 million in construction loans and decreases of $2.2 million in fixed and adjustable rate residential real estate loans.

     Deposits increased by $1.7 million or by 2.2% to $77.3 million at September 30, 2000 from $75.7 million at June 30, 2000. The increase in deposits was largely attributable to the increase of $1.3 million in interest-bearing deposits consisting of primarily certificate of deposit accounts. Noninterest-bearing deposits increased by $354,000 during the three months ended September 30, 2000.


COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999


Net Income
----------

     The Company's net income increased by $4,600 or 2.3% to $202,176 for the quarter ended September 30, 2000 from $197,590 for the quarter ended September 30, 1999. The increase in the Company's net income during the three-month period was due to a $74,000 increase in net interest income, a $5,000 decrease in the provision for loan losses, a $23,000 increase in noninterest income partially offset by a $96,000 increase in noninterest expense. The increase in noninterest income was primarily due to a $17,000 gain on the sale of foreclosed real estate recognized in the quarter.

Interest Income
---------------

     Total interest income increased by $304,000 or 16.0% to $2.2 million for the quarter ended September 30, 2000 from $1.9 million for the quarter ended September 30, 1999. The increases in interest income resulted from the increase in the Company's average yield on interest-earning assets increased of 52 basis points to 8.66% in the three-month period ended September 30, 2000 as compared to the 8.14% for the three-month period ended September 30, 1999 and the increase in the average balance of interest-earning assets by $8.4 million from September 30,1999 to September 30, 2000.

     Interest income on loans receivable increased by $333,000 or 19.4% to $2.0 million for the quarter ended September 30, 2000 from $1.7 million for the quarter ended September 30, 1999. The increase in interest income on loans receivable during the three-month period is due to both an increase in the average balance of loans receivable and an increase in the average yield on the loan portfolio. During the three months ended September 30, 2000 as compared to the same period ended September 30, 1999 the average loans receivable balance increased by $12.0 million or 15.1% to $91.7 million from $79.7 million and the average yield increased by 32 basis points to 8.86% from 8.54%.

Interest Expense
----------------

     Total interest expense increased by $230,000 or 26.9% to $1.1 million for the quarter ended September 30, 2000 from $856,000 for the quarter ended September 30, 1999. The increase in interest expense during the comparable quarter was primarily due to the increase in interest expense on deposits as a result of higher balances and costs.

     Interest expense on deposits increased by $187,000 or 28.7% to $841,000 for the quarter ended September 30, 2000 from $700,000 for the quarter ended September 30, 1999. The increase in interest expense on deposits was primarily attributable to an increase of $6.8 million in the average balance of interest bearing deposits as well as an increase of 65 basis points to 4.53% in the cost of interest bearing deposits.

     Interest expense on borrowings from the Federal Home Loan Bank of Atlanta increased by $41,000 or 20.1% to $243,000 for the quarter ended September 30, 2000 from $202,000 for the quarter ended September 30, 1999. The increase is attributable to both higher balances and costs.

Net Interest Income
-------------------

     The Company's net interest income increased by $74,000 or 7.1% to $1.1million for the quarter ended September 30, 2000 from $1.0 million for the quarter ended September 30, 1999. The increase in net interest income during the comparable three- month period was due to higher balances partially offset by a 15 basis point decrease in the net interest margin to 4.38% from 4.53%.

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

                                                             Three Months Ended September 30,
                                               -----------------------------------------------------------------------------
                                                            2000                                     1999
                                               ---------------------------------       -------------------------------------
                                               Average                   Average       Average                      Average
                                               Balance      Interest     Rate (1)      Balance       Interest       Rate (1)
                                               -------      --------     --------      -------       --------       --------
                                                                            (Dollars in Thousands)
Interest-earning assets:
   Loans receivable (2)                        $ 91,660        2,046          8.86%     79,655          1,714          8.54%
   Investment securities                             --           --            --          --             --            --
   Mortgage-backed securities                     4,489           78          6.93%      4,870             85          6.90%
   Federal funds sold and other
      interest-earning assets                     4,385           71          6.33%      5,607             93          4.83%
                                               --------       ------        ------     -------         ------        ------
Total interest earning assets                   100,534        2,195          8.66%     92,125          1,891          8.14%
                                                              ------        ------                     ------        ------
Noninterest-earning assets                        2,639                                  2,293
                                               --------                                -------
Total assets                                   $103,173                                $94,418
                                               ========                                =======

Interest-bearing liabilities:
Interest-bearing deposits (3)                  $ 73,752       $  843          4.53%    $66,871         $  654          3.88%
Borrowings                                       15,617          243          6.17%     13,900            202          5.71%
                                               --------       ------        ------     -------         ------        ------
   Total interest-bearing liabilities            89,369        1,086          4.82%     80,771            856          4.20%
Noninterest-bearing liabilities                   4,164       ------        ------       4,264         ------        ------
                                               --------                                -------
   Total liabilities                             93,533                                 85,035
Stockholders' equity                              9,640                                  9,383
                                               --------                                -------
    Total liabilities and stockholders'
      equity                                   $103,173                                $94,418
                                               ========                                =======

Net interest income                                           $1,109                                   $1,035
                                                              ======                                   ======
Interest rate spread                                                          3.84%                                    3.94%
                                                                            ======                                   ======
Net yield on interest-earning assets                                          4.38%                                    4.53%
                                                                            ======                                   ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                   112.49%                                  114.06%
                                                                            ======                                   ======

-----------
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.
(3)  Includes interest-bearing escrow accounts.


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

     The provision for loan losses was $75,000 in quarter ended September 30, 2000, a decrease of $5,000 or 6.3% from the quarter ended September 30, 1999 provision of $80,000. The Company has increased the allowance for loan losses as a percentage of total loans outstanding to 0.84% at September 30, 2000 from 0.81% at June 30, 2000 as a result of the greater inherent risk in the loan portfolio caused by the shift in the loan portfolio from single-family mortgage loans to commercial real estate, commercial business, consumer and construction loans. The following table shows the activity in the allowance for loan losses.

                                                               Three Months
                                                            Ended September 30,
                                                            -------------------
                                                              2000     1999
                                                              ----     ----

Allowance for loan losses, beginning of period                $743     $631

Provision for loan losses                                       75       80

Loans Charged Off:
         Consumer                                               33       50
         Real Estate                                             0        0
         Commercial                                             17        4
                                                              ----     ----
  Total Charge-Offs                                             50       54
Recoveries:
         Consumer                                               10        4
         Real Estate                                             0        0
         Commercial                                              0        0
                                                              ----     ----
  Total Recoveries                                              10        4
                                                              ----     ----

Allowance for loan losses, end of period                      $778     $661
                                                              ====     ====


Noninterest Income
------------------

     The Company's noninterest income consists of deposit fees, service charges, late fees and gains on the sale of repossessed real estate. Total noninterest income increased by $23,000 or 34.5% to $90,000 for the quarter ended September 30, 2000 from $67,000 for the quarter ended September 30, 1999. The increase in noninterest income is primarily the result of a $17,000 gain on the sale of foreclosed real estate. Absent this gain, noninterest income increased $6,000 or 8.9% in the comparative quarter. This increase is primarily due to the higher balance and number of checking accounts. These types of deposit accounts typically generate more fee income for the Company than other deposit account types.

Noninterest Expenses
--------------------

     Total noninterest expenses increased by $96,000 or 13.7% to $794,000 for the quarter ended September 30, 2000 from $698,000 for the quarter ended September 30, 1999. Increases in compensation and benefits, advertising and other expenses were partially offset by decreases in equipment, insurance and data processing expense.

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

     The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At September 30, 2000, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $4.6 million. In addition, the Company has approximately $4.8 million of investment securities classified as available-for-sale.

     The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $4.0 million. Certificates of deposits that are scheduled to mature in less than one year at September 30, 2000 totaled $24.8 million. Historically, a high percentage of maturing deposits have remained with the Company. The cash consideration of the pending acquisition of Northfield Bancorp will be funded through the use of borrowed money and internally generated funds.

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

     The Company's primary uses of cash in investing activities during the three months ended September 30, 2000 were loan principal disbursements and purchases, net of repayments, of $600,000. The Company's primary sources of cash provided from investing activities during the three months ended September 30, 2000 was the $100,000 principal payment on the mortgage-backed security.

     The Company's primary use of cash in financing activities during the three months ended September 30, 2000 consisted of a $1.7 million decrease in deposits and a $1.0 million increase in advances from the Federal Home Loan Bank of Atlanta.

     As discussed in Note 5 - Regulatory Capital Requirements, the Company and the Bank exceeded all regulatory minimum capital requirements.


ACCOUNTING PRONOUNCEMENTS WITH FUTURE EFFECTIVE DATES

     SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1999. The Statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. This Statement generally provides for matching the timing of gain or loss recognition on the hedging instrument which the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. The Statement, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, will not affect the Company's financial position or its results of operations.

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

(b)      REPORTS ON FORM 8-K.  None.

                                   Signatures


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PATAPSCO BANCORP, INC.



Date:  November 13, 2000                   /s/ Joseph J. Bouffard
                                           -------------------------------------
                                           Joseph J. Bouffard
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  November 13, 2000                   /s/ Michael J. Dee
                                           -------------------------------------
                                           Michael J. Dee
                                           Chief Financial Officer & Controller
                                           (Principal Financial Officer)