Form 10QSB
period 2000-12-31
PATAPSCO BANCORP INC
filed 2001-02-14
CIK 1003961

United States Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10 - QSB
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000

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
Yes X   No    The issuer has been subject to such filing requirements for the
   ---    ---
past 90 days.

     As of February 8, 2001, the issuer had 326,875 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes                              No    X
        -------                          -------

         CONTENTS
         --------

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
         ---------------------


Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at December 31,
               2000 And June 30, 2000                                         3

         Consolidated Statements of Operations for the Six and Three-Month
               Periods Ended December 31, 2000 and 1999                       4

         Consolidated Statements of Comprehensive Income for the Six and
               Three-Month Periods Ended December 31, 2000 and 1999           5

         Consolidated Statements of Cash Flows for the Six-Month Periods
               Ended December 31, 2000 and 1999                               6

         Notes to Consolidated Financial Statements                           7


Item 2.  Management's Discussion and Analysis or Plan of Operations           8


PART II.  OTHER INFORMATION
          -----------------


Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities and Use of Proceeds                           16

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security-Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   17

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                           DECEMBER 31,          JUNE 30,
                                                                         2000 (UNAUDITED)         2000
                                                                         ----------------      ------------
                       Assets
                       ------
Cash:
     On hand and due from banks                                          $   2,595,367       $   2,251,850
     Interest bearing deposits in other banks                                1,045,650             282,929
Federal funds sold                                                           4,053,333             903,004
Investment securities, at fair value                                         2,113,370             462,842
Mortgage Backed securities, at fair value                                    6,605,731           4,456,047
Loans receivable, net                                                      140,123,416          91,002,476
Investment in securities required by law, at cost                            1,700,850             950,850
Property and equipment, net                                                  1,112,375           1,004,443
Goodwill                                                                     1,923,096                  --
Deferred income taxes                                                          729,000             442,000
Accrued interest, prepaid expenses and other assets                          1,468,174             908,470
                                                                         -------------       -------------
              Total assets                                               $ 163,470,362       $ 102,664,911
                                                                         =============       =============

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Liabilities:
   Savings deposits:
        Interest bearing deposits                                        $ 111,197,186       $  72,357,957
        Non interest bearing deposits                                        4,590,629           3,293,950
   Borrowings                                                               33,436,103          14,900,000
   Accrued expenses and other liabilities                                    1,851,494           2,533,706
                                                                         -------------       -------------
              Total liabilities                                            151,075,412          93,085,613

Stockholders' equity:
    Preferred stock-Series A Noncumultive Convertible
      Perpetual  $0.01 par value; authorized 1,000,000
      shares with a  liquidation preference of $25 per
      share; 109,253 shares outstanding                                          1,093                  --
Additional paid-in capital                                                   2,730,215                  --
   Common stock $0.01 par value: authorized 4,000,000
     shares: issued and outstanding 326,875 and
     327,390 shares, respectively                                                3,269               3,274
  Additional paid-in capital                                                 1,459,800           1,471,253
   Contra equity - Employee stock ownership plan                              (547,403)           (254,045)
   Contra equity - Management recognition plan                                 (60,610)           (154,761)
   Contra equity - stock held by Rabbi Trust                                  (135,650)                 --
   Retained income, substantially restricted                                 8,933,662           8,625,749
   Unrealized net holding losses on available-for-sale
      portfolios, net of taxes                                                  10,574            (112,172)
                                                                         -------------       -------------
               Total stockholders' equity                                   12,394,950           9,579,298
                                                                         -------------       -------------
              Total liabilities and stockholders' equity                 $ 163,470,362       $ 102,664,911
                                                                         =============       =============

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)


                                                                 FOR SIX MONTHS ENDED            FOR THREE MONTHS ENDED
                                                                        DECEMBER 31,                  DECEMBER 31,
                                                             ----------------------------      ---------------------------
                                                                2000              1999            2000             1999
                                                             ---------         ----------      ----------       ----------

Interest income:
    Loans receivable                                         $ 4,650,502       $ 3,485,374     $ 2,604,284   $ 1,771,672
    Mortgage-backed securities                                   179,515           168,069         101,674        83,352
    Investment                                                    61,364                --          58,512            --
    Federal funds sold and other investments                     143,645           140,118          76,540        47,606
                                                             -----------       -----------     -----------   -----------
          Total interest income                                5,035,026         3,793,561       2,841,010     1,902,630
                                                             -----------       -----------     -----------   -----------

Interest expense:
    Savings deposits                                           2,013,705         1,312,392       1,173,100       658,550
    Borrowings & Other                                           630,761           410,936         385,499       208,727
                                                             -----------       -----------     -----------   -----------
          Total interest expense                               2,644,466         1,723,328       1,558,599       867,277
                                                             -----------       -----------     -----------   -----------

          Net interest income                                  2,390,560         2,070,233       1,282,411     1,035,353
Provision for losses on loans                                    240,000           140,000         165,000        60,000
                                                             -----------       -----------     -----------   -----------
          Net interest income after provision
                   for losses on loans                         2,150,560         1,930,233       1,117,411       975,353

Noninterest income:
    Fees and service charges                                     147,835           125,901          80,573        63,743
    Net gain (loss) on sales of securities                        37,473                --          37,473
    Net gain (loss) on sale of repossessed real estate            17,145                --              --            --
    Other                                                         12,568             7,234           7,275         2,700
                                                             -----------       -----------     -----------   -----------
        Total noninterest income                                 215,021           133,135         125,322        66,443
                                                             -----------       -----------     -----------   -----------

Noninterest expenses:
    Compensation and employee benefits                         1,025,489           905,467         521,959       468,673
    Insurance premiums                                            21,712            34,061          10,839        17,837
    Professional fees                                             58,293            67,059          21,178        31,414
    Equipment expense                                             67,828            86,378          34,955        45,353
    Occupancy Expense                                             52,778            40,032          30,289        18,933
    Advertising                                                   68,340            18,466          45,054        11,763
    Data processing                                               80,248            81,518          40,059        36,477
    Goodwill Amortization                                         24,893                --          24,893            --
    Other                                                        268,083           222,038         144,981       126,229
                                                             -----------       -----------     -----------   -----------
          Total noninterest expense                            1,667,665         1,455,019         874,207       756,679
                                                             -----------       -----------     -----------   -----------
          Income before provision for income taxes               697,917           608,349         368,526       285,117
Provision for income taxes                                       271,273           236,820         144,061       111,174
                                                             -----------       -----------     -----------   -----------
          Net Income                                         $   426,644       $   371,529     $   224,465   $   173,943
                                                             ===========       ===========     ===========   ===========
          Basic earnings per share                           $      1.27       $      1.18     $      0.62   $      0.56
                                                             ===========       ===========     ===========   ===========
          Diluted earnings per share                                1.21              1.11            0.58          0.52


See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (UNAUDITED)


                                                                 FOR SIX MONTHS ENDED            FOR THREE MONTHS ENDED
                                                                        DECEMBER 31,                  DECEMBER 31,
                                                             ----------------------------      ---------------------------
                                                                2000              1999            2000             1999
                                                             ---------         ----------      ----------       ----------

Net income                                                   $   426,644       $   371,529      $  224,465        $173,943
Other comprehensive income, net of tax:
  Unrealized net holding (losses)/gains on
    available-for-sale portfolios                                122,746          ( 57,818)         64,982         (29,637)
                                                             -----------       -----------      ----------        --------

Comprehensive income                                         $   549,390       $   313,711      $  289,447        $144,306
                                                             ===========       ===========      ==========        ========




See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                                FOR SIX MONTHS ENDED
                                                                                    DECEMBER  31,
                                                                            ------------------------------
                                                                                2000               1999
                                                                            ------------       -----------

Cash flows from operating activities:
  Net income                                                               $   426,644         $   371,529
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                             68,002              68,726
       Goodwill Amortization                                                    24,893                  --
       Gain on Sale of repossessed real estate                                  17,145                  --
       Gain on sale of investment & mortgage backed securities                  37,473                  --
       Provision for losses on loans                                           240,000             140,000
       Non-cash compensation under stock-based benefit plans                    94,151             113,320
       Amortization of premiums and discounts, net                              12,187               2,390
       Deferred loan origination fees, net of costs                           (141,739)             (3,785)
       Change in deferred income taxes                                         287,000               1,205
       (Increase) in accrued interest on investments,
           prepaid expenses and other assets                                  (559,704)           (210,332)
       Decrease in accrued expenses and other liabilities                     (682,212)           (926,421)
                                                                           -----------         -----------
         Net cash used in operating activities                                (176,160)           (443,368)
                                                                           -----------         -----------

Cash flows from investing activities:
  Loan principal disbursements, net of repayments                           (5,433,940)         (7,021,109)
  Purchase of property and equipment                                           (49,411)            (64,399)
  Purchase of stock in Federal Home Loan Bank of Atlanta                      (240,000)           (150,000)
  Purchase of investment security available-for-sale                                --            (180,110)
  Proceeds from sale of repossessed real estate                                 72,116                  --
  Proceeds from sale of investments available for sale                       3,118,135                  --
  Proceeds from sale of mortgage-backed securities available for sale          248,297                  --
  Cash consideration in the Northfield acquisition, net                     (4,380,673)                 --
  Principal repayment on mortgage-backed securities available for sale         183,374             169,776
                                                                           -----------         -----------
        Net cash used in investing activities                               (6,482,102)         (7,245,842)

Cash flows from financing activities:
  Net increase (decrease) in deposits                                        2,682,372          (1,002,396)
  Net increase (decrease) in borrowings                                      8,336,103          (3,000,000)
  Stock repurchase                                                             (11,976)           (349,537)
  Dividends paid                                                               (91,670)            (87,731)
                                                                           -----------         -----------

         Net cash (used in) provided by financing activities                10,914,829           1,560,336

  Net increase (decrease) in cash and cash equivalents                     $ 4,256,567         $(6,128,874)
  Cash and cash equivalents at beginning of period                           3,437,783           9,351,960
  Cash and cash equivalents end of period                                  $ 7,694,350         $ 3,223,086

Supplemental information:
  Interest paid on deposits and borrowed funds                               2,556,229         1,723,328
  Income taxes paid                                                            140,000           191,620
  Preferred Stock issued for acquired company                                2,731,308                --

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

Note 2:   The Patapsco Bank

The Bank is regulated by The Federal Reserve Bank of Richmond ("the Federal Reserve Bank") and The State of Maryland. The primary business of the Bank is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans, consumer loans and commercial business loans. The Bank competes with other financial and mortgage institutions in attracting and retaining deposits and originating loans. In October, 1999 the Bank created a leasing company called Prime Business Leasing, Inc. The Bank conducts operations through three offices.

Note 3:   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the six and three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire year.

Note 4:  Business Combination

On November 13, 2000, the Company acquired Northfield Bancorp, Inc., the holding company for Northfield Federal Savings Bank (Northfield), a federally chartered savings bank. Holders of the outstanding shares of Northfield Bancorp received $12.50 in cash and .24 shares of newly issued Patapsco Bancorp's Series A Noncumulative Convertible Perpetual Preferred Stock.

The combination was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition, November 13, 2000. Fair value adjustments on the assets and liabilities purchased are being amortized over the estimated lives of the related assets and liabilities. The excess of the purchase price over the estimated fair value of the underlying net assets of $1,947,989 was allocated to goodwill and is being amortized over 15 years using the straight-line method.

The following unaudited pro forma condensed consolidated financial information reflects the results of operations of the Company for the year ended June 30, 2000 and for the six months ended December 31, 2000 as if the transaction had occurred at the beginning of each period presented. These pro forma results are not necessarily indicative of what the Company's results of operations would have been had the acquisition actually taken place at the beginning of each period presented.

                                                   Twelve Months Ended              Six Months Ended
                                                       June 30,2000                 December 31, 2000
                                                       ------------                 -----------------
Net Interest Income                                    $5,452,048                       $2,696,634
Net Income                                                776,711                          491,984
Diluted Net Income Per Share                                $1.76                            $0.98

Note 5:  Cash and Cash Equivalents

Cash equivalents include short-term investments, which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

Note 6:   Regulatory Capital Requirements

At December 31, 2000, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at December 31, 2000 (in thousands).

                                                                                    Well Capitalized Under
                                                                  For Capital          Prompt Corrective
                                           Actual              Adequacy Purposes        Action Provision
                                    ---------------------     -------------------   -----------------------
                                    Amount            %       Amount         %      Amount          %
                                    -----------------------------------------------------------------------
Total Capital (to Risk
  Weighted Assets)               $12,408          12.38%      $8,018       8.00%    $10,023        10%

Tier 1 Capital (to Risk
   Weighted Assets)              $11,327          11.30%      $4,009       4.00%    $ 6,014         6%

Tier 1 Capital (to Average
    Assets)                      $11,327           8.39%      $5,398       4.00%    $ 6,748         5%


Note 7:  Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

                                                      Six Months Ended                  Three Months Ended
                                                     December 31, 2000                   December 31, 2000
                                                     Basic       Diluted                Basic         Diluted
                                                     -------------------                ---------------------

Net Income                                           399,331     426,644               197,152        224,465

Weighted average shares outstanding                  314,342     314,342               317,001         317,001

Diluted Securities:
  Preferred Stock                                                 29,134                               58,268
  MRP Shares                                                       4,199                                4,199
  Options                                                          4,577                                4,368
--------------------------------------------------------------------------------------------------------------
Adjusted Weighted Average Shares                     314,342     352,252               317,001        383,836

Per Share Amount                                        1.27        1.21                  0.62           0.58

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


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND JUNE 30, 2000

The Company's assets increased by $60.8 million or 59.2% to $163.5 million at December 31, 2000 from $102.7 million at June 30, 2000. The increase in the Company's assets during the six months ended December 31, 2000 was primarily due to the Company's acquisition of Northfield Bancorp, Inc. on November 13, 2000. Approximately $55 million in assets were acquired in this transaction. Since June 30, net loans receivable increased $49.1 million, goodwill booked as a result of the transaction was $1.9 million, mortgage-backed securities increased $2.1 million, and investment securities have increased $1.7 million.

The Company's interest-bearing deposit liabilities have increased by $38.8 million and the balance of noninterest bearing deposits have increased $1.3 million since June 30, 2000. Borrowings increased by $18.5 million of which $10.2 million were assumed as a result of the transaction. The remaining increase in borrowings represents money borrowed in order to close the transaction and to support loan growth.

The Company's stockholders' equity increased by $2.8 million to $12.4 million at December 31, 2000 from $9.6 million at June 30, 2000. The increase is primarily the result of the issuance of $2.7 million in Patapsco Bancorp Series A Noncumulative Convertible Perpetual Preferred stock as part of the merger consideration to the former shareholders of Northfield Bancorp.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Net Income
----------

The Company's net income increased by $51,000 or 29.1% to $224,000 for the quarter ended December 31, 2000 from $174,000 for the quarter ended December 31, 1999. The Company's net income increased by $55,000 or 14.8% to $427,000 for the six months ended December 31, 2000 from $372,000 for the six months ended December 31, 1999. The increase in the Company's net income during the comparable three-month period is a result of higher net interest and noninterest income exceeding the increase in operating expenses and the provision for loan losses. The increase in the Company's net income in the comparable six-month periods is also a result of higher net interest and noninterest income exceeding the increase in operating expenses and the provision for loan losses.

Interest Income
---------------

Total interest increased by $938,000 or 49.3% to $2.8 million for the quarter ended December 31, 2000 from $1.9 million for the quarter ended December 31, 1999. Total interest income increased by $1.2 million or 32.7% to $5.0 million for the six months ended December 31, 2000 from $3.8 million for the six months ended December 31, 1999. The increases in interest income resulted primarily from the growth in the Company's loan, investment and mortgage-backed securities portfolios as a result of the purchase of Northfield as well as a higher yield on earning assets. The average balance of earning assets in the three months increased by $40.9 million to $132.2 million in the comparable three month period while the yield on earning assets increased 26 basis points to 8.53% in the same period. For the comparative six-month period, the Company's average yield on assets increased 43 basis points to 8.64% and the Company's average balance of interest-earning assets increased by $24.5 million.

Interest income on loans receivable increased by $833,000 or 47.0% to $2.6 million for the quarter ended December 31, 2000 from $1.8 million for the quarter ended December 31, 1999. Interest income on loans receivable increased by $1.2 million or 33.4% to $4.7 million for the six months ended December 31, 2000 from $3.5 million for the six months ended December 31, 1999. The increase in interest income on loans receivable during the three and six month periods is due to an increase in both the average balance and the yield on loans receivable. During the three months ended December 31, 2000 as compared to the same period ended December 31, 1999 the average loans receivable balance increased by $35.6 million or 42.9% to $118.7 million from $83.1 million and the average yield increased by 25 basis points to 8.71% from 8.46%. During the six months ended December 31, 2000 as compared to the same period ended December 31, 1999 the average balance of loans receivable increased by $23.8 million or 29.2% to $105.2 million from $81.4 million and the average yield increased by 32 basis points to 8.82% from 8.50%.

The Company had no investment securities outstanding during the three and six month periods ended December 31, 1999 and therefore no interest income. The Company did however, have $59,000 and $61,000 in interest income on investment securities during the three and six-month periods ended December 31, 2000.

         Interest income on mortgage-backed securities increased by $18,000 to $102,000 and by $12,000 to $180,000 in the three and six month periods ended December 31, 2000, respectively.

Interest income on federal funds sold and other investments increased by $29,000 or 60.8% to $77,000 for the quarter ended December 31, 2000 from $48,000 for the quarter ended December 31, 1999. Interest income on federal funds sold and other investments increased by $4,000 or 2.5% to $144,000 for the six months ended December 31, 2000 from $140,000 for the six months ended December 31, 1999. The primary reason for the increases in the three and six month periods was the increase in the prevailing market rates for these instruments.

Interest Expense
----------------

Total interest expense increased by $691,000 or 79.7% to $1.6 million for the quarter ended December 31, 2000 from $867,000 for the quarter ended December 31, 1999. Total interest expense increased by $921,000 or 53.5% to $2.6 million for the six months ended December 31, 2000 from $1.7 million at December 31, 1999. The increases in interest expense during the comparable periods were primarily due to increases in the average balances and rates paid on both deposits and borrowings. During the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999 the average balance of interest-bearing liabilities increased by $39.7 million to $120.6 million from $80.8 million. The average rate on interest-bearing liabilities increased by 87 basis points to 5.13% from 4.26% in the quarterly period. During the six months ended December 31, 2000 as compared to the six months ended December 31, 1999 the average balance of interest-bearing liabilities in increased by $24.4 million to $104.9 million from $80.6 million and the average rate increased 78 basis points to 5.02% from 4.24%.

Interest expense on deposits increased by $515,000 or 78.1% to $1.2 million for the quarter ended December 31, 2000 from $659,000 for the quarter ended December 31, 1999. Interest expense on deposits increased by $702,000 or 53.6% to $2.0 million from $1.3 million for the six months ended December 31, 1999. The increase in interest expense on deposits during the comparable quarters was attributable to an increase in the average rate by 98 basis points to 4.91% from 3.93% and an increase in the average balance of $28.4 million. The increase in interest expense on deposits during the comparable six-month periods was due to a $17.6 million increase in the average balance to $84.3 million from $66.7 million and an increase in the average rate to 4.77% from 3.90%.

Interest expense on borrowings increased by $177,000 or 84.7% to $385,000 for the quarter ended December 31, 2000 from $209,000 for the quarter ended December 31, 1999. Interest expense on borrowings increased by $219,000 or 53.5% to $630,000 during the six months ended December 31, 2000 from $411,000 during the six months ended December 31, 1999. The increase for the comparable quarters was primarily attributable to an increase of $11.3 million in the average balance and an increase of 21 basis points in the average rate. For the six-month comparable periods the increase was attributable to a $6.7 million increase in the average balance and a 21 basis points increase in the average rate to 6.06% from 5.85%.

Net Interest Income
-------------------

The Company's net interest income before the provision for loan losses increased by $247,000 or 23.9% to $1.3 million for the quarter ended December 31, 2000 from $867,000 for the quarter ended December 31, 1999. Net interest income before the provision for loan losses increased by $320,000 or 15.4% to $2.4 million for the six months ended December 31, 2000 from $2.1 million during the six months ended December 31, 1999. The increase in net interest income during the comparable quarters and six month periods were primarily due to increases in average balances of earning assets offsetting the decrease in the net interest margin from 4.68% to 3.85% and from 4.48% to 4.10% in the comparable three and six month periods.

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

                                                                   SIX MONTHS ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------------
                                                            2000                                     1999
                                               ---------------------------------       -------------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                      AVERAGE
                                               BALANCE      INTEREST     RATE (1)      BALANCE       INTEREST       RATE (1)
                                               -------      --------     --------      -------       --------       --------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable (2)                       $105,166       $4,651          8.82%     $81,371         $3,485         8.50%
   Investment securities                         1,646           61          7.43%          --             --           --
   Mortgage-backed securities                    5,110          180          7.01%       4,824            168         6.91%
   Federal funds sold and other
      interest-earning assets                    4,285          144          6.69%       5,514            140         5.04%
                                              --------       ------                    -------         ------
Total interest earning assets                  116,207        5,036          8.64%      91,709          3,794         8.21%
Noninterest-earning assets                       3,948       ------                      2,734         ------
                                              --------                                 -------
Total Average Assets                          $120,155                                 $94,443
                                              ========                                 =======

Interest-bearing liabilities:
Savings deposits                              $ 84,315       $2,014          4.77%     $66,677         $1,312         3.90%
Borrowings                                      20,673          630          6.06%      13,933            411         5.85%
                                              --------       ------                    -------         ------
Total interest-bearing liabilities             104,988        2,644          5.02%      80,610          1,723         4.24%
                                                             ------         -----                      ------        -----
Noninterest-bearing liabilities                  4,481                                   4,473
                                              --------                                 -------
Total liabilities                              109,469                                  85,083
Stockholders' equity                            10,686                                   9,360
                                              --------                                 -------
    Total liabilities and stockholders'
      equity                                  $120,155                                 $94,443
                                              ========                                 =======

Net interest income                                          $2,392                                    $2,070
                                                             ======                                    ======
Interest rate spread                                                         3.62%                                    3.96%
                                                                            =====                                   ======

Net Interest Margin                                                          4.10%                                    4.48%
                                                                            =====                                   ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                  110.69%                                  113.77%
                                                                           ======                                   ======

-----------
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.

                                                                      THREE MONTHS ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------------
                                                            2000                                     1999
                                               ---------------------------------       -------------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                      AVERAGE
                                               BALANCE      INTEREST     RATE (1)      BALANCE       INTEREST       RATE (1)
                                               -------      --------     --------      -------       --------       --------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable (2)                       $118,690       $2,603          8.71%     $83,087         $1,772         8.46%
   Investment securities                         2,827           59          8.21%          --             --           --
   Mortgage-backed securities                    5,731          102          7.04%       4,753             83         6.96%
   Federal funds sold and other
      interest-earning assets                    4,960           77          6.12%       3,433             48         5.50%
                                              --------       ------                    -------         ------
Total interest earning assets                  132,208        2,841          8.53%      91,273          1,903         8.27%
Noninterest-earning assets                       4,727       ------                      3,195         ------
                                              --------                                 -------
Total Assets                                  $136,935                                 $94,468
                                              ========                                 =======

Interest-bearing liabilities:
Savings deposits                              $ 94,836       $1,174          4.91%     $66,409         $  659         3.93%
Borrowings                                      25,728          385          5.94%      14,443            208         5.73%
                                              --------       ------                    -------         ------
Total interest-bearing liabilities             120,564        1,559          5.13%      80,852            867         4.26%
                                                             ------        ------                      ------       ------
Noninterest-bearing liabilities                  4,809                                   4,279
                                              --------                                 -------
Total liabilities                              125,373                                  85,131
Stockholders' equity                            11,562                                   9,337
                                              --------                                 -------
    Total liabilities and stockholders'
      equity                                  $136,935                                 $94,468
                                              ========                                 =======

Net interest income                                          $1,282                                    $1,035
                                                             ======                                    ======
Interest rate spread                                                         3.40%                                    4.01%
                                                                           ======                                   ======

Net interest margin                                                          3.85%                                    4.68%
                                                                           ======                                   ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                  109.66%                                  112.89%
                                                                           ======                                   ======

-----------
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.

Provision For Loan Losses
-------------------------

         Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses, based on prior loss experience, type of collateral, industry standards, past due loans in the Company's loan portfolio and current economic conditions. The Company's management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The Company provided $165,000 for loan losses during the quarter ended December 31, 2000 and $60,000 in the quarter ended December 31, 1999. The Company provided $240,000 and $140,000 for loan losses during each of the six-month periods ended December 31, 2000 and December 31, 1999. The provision for loan losses were made due to the Company's higher levels of non-performing loans and assets, loans delinquent less than 90 days that are still accruing, as well as higher levels of consumer, construction and commercial loans, which generally entail a greater risk than single-family residential loans. At December 31, 2000, non-performing loans and assets totaled $474,000 and $537,000, respectively as compared to $28,000 and $244,000 at December 31, 1999. The Company's allowance for loan losses as a percentage of total loans outstanding, net of unearned origination fees of 0.77% at December 31, 2000 has decreased 1 basis point from 0.78% at December 31, 1999.

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                     SIX MONTHS ENDED        THREE MONTHS ENDED
                                                     ----------------        ------------------
                                                                     DECEMBER 31,
                                                                    -------------
                                                     2000     1999              2000    1999
                                                     ----     ----              ----    ----

Allowance for loan losses, beginning of period     $  743     $631            $  778    $661

Provision for loan losses                             240      140               165      60

Allowance assumed in acquisition                      183        0               183       0

Loans Charged Off:
         Consumer                                      88      114                54      65
         Real Estate                                    0        0                 0       0
         Commercial                                    17        5                 0       0
                                                   ------     ----            ------    ----
  Total Charge-Offs                                   105      119                54      65

Recoveries:
         Consumer                                      20       10                 9       6
         Real Estate                                    0        0                 0       0
         Commercial                                     0        0                 0       0
                                                   ------     ----            ------    ----
  Total Recoveries                                     20       10                 9       6
                                                   ------     ----            ------    ----
Allowance for loan losses, end of period           $1,081     $662            $1,081    $662
                                                   ======     ====            ======    ====


Noninterest Income
------------------

The Company's noninterest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities, loans and repossessed real estate. Total noninterest income increased by $59,000 or 88.6% to $125,000 for the quarter ended December 31, 2000 from $66,000 for the quarter ended December 31, 1999. Total noninterest income increased by $82,000 or 61.5% to $215,000 during the six months ended December 31, 2000 from $133,000 during the six months ended December 31, 1999. The increases in noninterest income in the comparable quarters is due to a $37,000 gain on the sale of available for sale investment securities and higher fees on deposits due to higher balances. The increase in noninterest income in the comparable six month period is due to the $37,000 gain on the sale of available for sale investment securities, a $17,000 gain on the sale of repossessed real estate as well as higher fees and service charges on deposits.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $118,000 or 15.5% to $874,000 for the quarter ended December 31, 2000 from $757,000 for the quarter ended December 31, 1999. Total noninterest expense increased by $213,000 to $1.7 million during the six months ended December 31, 2000 from $1.5 million during the six months ended December 31, 1999. Compensation and employee benefits expense increased by $53,000 or 11.3% and $120,000 or 13.2% to $522,000 and $1.0 million for the quarter and six month periods ended December 31, 2000 from $469,000 and $905,000 for the quarter and six months ended December 31, 1999, respectively. The increase was largely attributable to expenses relating to new employees from Northfield, the hiring of additional personnel and the higher cost of employee benefits, particularly health insurance. Advertising expenses increased by $33,000 or 283.0% and $50,000 or 270.1% in the three and six-month periods ended December 31, 2000 compared to the comparable periods ended December 31, 1999.

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

The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 2000, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $7.7 million. In addition, the Company has approximately $8.7 million of mortgage-backed and investment securities classified as available-for-sale.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $3.1 million. These funds will be internally generated, raised through deposit operations, or borrowed. Certificates of deposits that are scheduled to mature in less than one year at December 31, 2000 totaled $37.6 million. Historically, a high percentage of maturing deposits have remained with the Company.



As discussed in Note 5 - Regulatory Capital Requirements, the Company and the Bank exceeded all regulatory minimum capital requirements.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and use of proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security-Holders
         The following table sets forth matters that were voted upon at the Company's Annual Meeting of Stockholder's held on October 26, 2000:

                                    Votes           Votes             Votes
                                     For           Against           Withheld
                                    -----          -------           --------
Election of Directors:

Joseph J. Bouffard                 243,166           --              27,935
Nicole N. Glaeser                  243,316           --              27,785

Approval of the Patapsco Bancorp, Inc. 2000 Stock Option and Incentive Plan:


                                    Votes           Votes             Votes
                                     For           Against           Withheld
                                    -----          -------           --------

                                   240,966         29,935              200


Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits: None.

(b) On November 21, 2000, the Company filed a Current Report on form 8-K under Item 2 announcing that it had consummated its acquisition of Northfield Bancorp on November 13, 2000.

                                   Signatures


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PATAPSCO BANCORP, INC.



Date:  February 8, 2000                    /s/ Joseph J. Bouffard
                                           ------------------------------------
                                           Joseph J. Bouffard
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date: February 8, 2000                     /s/ Michael J. Dee
                                           ------------------------------------
                                           Michael J. Dee
                                           Chief Financial Officer & Controller
                                           (Principal Financial Officer)