Form 10QSB
period 2001-03-31
PATAPSCO BANCORP INC
filed 2001-05-15
CIK 1003961

United States Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10-QSB
                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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

The issuer has been subject to such filing requirements for the past 90 days.

     As of May 8, 2001, the issuer had 332,744 shares of Common Stock issued and outstanding.

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
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at March 31, 2001
                   And June 30, 2000                                          3

         Consolidated Statements of Income for the Nine and Three-Month
                  Periods Ended March 31, 2001 and 2000                       4

         Consolidated Statements of Comprehensive Income for the Nine
                  and Three-Month Periods Ended March 31, 2001 and 2000       5

         Consolidated Statements of Cash Flows for the Nine-Month
                  Periods Ended March 31, 2001 and 2000                       6

         Notes to Financial Statements                                        7


Item 2.  Management's Discussion and Analysis or Plan of Operations           8


PART II.  OTHER INFORMATION
          -----------------


Item 1.  Legal Proceedings                                                    16

Item 2.  Changes in Securities and Use of Proceeds                            16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security-Holders                  16

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     16

Signatures                                                                    17

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                            MARCH 31,             JUNE 30,
                                                                         2001 (UNAUDITED)           2000
                                                                         ----------------    --------------
                                      Assets
                                      ------
Cash:
     On hand and due from banks                                          $   2,382,397       $    2,251,850
     Interest bearing deposits in other banks                                2,288,549              282,929
Federal funds sold                                                           6,889,246              903,004
Investment securities, at fair value                                         2,178,574              462,842
Mortgage Backed securities, at fair value                                    6,244,892            4,456,047
Loans receivable, net                                                      139,101,445           91,002,476
Investment in securities required by law, at cost                            1,700,850              950,850
Property and equipment, net                                                  1,109,865            1,004,443
Goodwill                                                                     1,890,148                    -
Deferred income taxes                                                          659,593              442,000
Accrued interest, prepaid expenses and other assets                          1,355,057              908,470
                                                                         -------------       --------------
              Total assets                                               $ 165,800,616       $  102,664,911
                                                                         =============       ==============

                   Liabilities and Stockholders' Equity
                   ------------------------------------
Liabilities:
   Savings deposits:
        Interest bearing deposits                                        $ 116,062,901       $   72,357,957
        Non interest bearing deposits                                        4,317,282            3,293,950
   Borrowings                                                               30,448,820           14,900,000
   Accrued expenses and other liabilities                                    2,233,481            2,533,706
                                                                         -------------       --------------
              Total liabilities                                            153,062,484           93,085,613

Stockholders' equity:
    Preferred stock-Series A Noncumultive Convertible
      Perpetual  $0.01 par value; authorized 1,000,000
      shares with a liquidation preference of $25 per
      share; 106,431 shares outstanding                                          1,064                    -
Additional paid-in capital                                                   2,659,683                    -
   Common stock $0.01 par value: authorized 4,000,000
     shares: issued and outstanding 333,050 and
     327,390 shares, respectively                                                3,331                3,274
  Additional paid-in capital                                                 1,593,612            1,471,253
   Contra equity - Employee stock ownership plan                              (547,403)            (254,045)
   Contra equity - Management recognition plan                                 (60,610)            (154,761)
   Contra equity - stock held by Rabbi Trust                                  (135,650)                   -
   Retained income, substantially restricted                                 9,133,214            8,625,749
   Unrealized net holding gains (losses) on available-for-sale
      portfolios, net of taxes                                                  90,891             (112,172)
                                                                         -------------       --------------
               Total stockholders' equity                                   12,738,132            9,579,298
                                                                         -------------       --------------

              Total liabilities and stockholders' equity                 $ 165,800,616       $  102,664,911
                                                                         =============       ==============

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)

                                                               FOR NINE MONTHS ENDED                 FOR THREE MONTHS ENDED
                                                                     MARCH 31,                              MARCH 31,
                                                             ------------------------------      -----------------------------
                                                               2001               2000            2001                 2000
                                                             -----------       ------------     ------------        ----------
Interest income:
    Loans receivable                                         $ 7,683,917       $  5,335,449      $ 3,033,416        $1,850,076
    Mortgage-backed securities                                   289,065            250,130          109,550            82,060
    Investment                                                    99,649                  -           37,785                 -
    Federal funds sold and other investments                     264,889            209,254          121,743            69,136
                                                             -----------       ------------     ------------        ----------
          Total interest income                                8,337,520          5,794,833        3,302,494         2,001,272
                                                             -----------       ------------     ------------        ----------

Interest expense:
    Savings deposits                                           3,371,259          2,011,983        1,355,163           699,591
    Borrowings & Other                                         1,114,614            645,991          486,244           235,055
                                                             -----------       ------------     ------------        ----------
          Total interest expense                               4,485,873          2,657,974        1,841,407           934,646
                                                             -----------       ------------     ------------        ----------

          Net interest income                                  3,851,647          3,136,859        1,461,087         1,066,626
Provision for losses on loans                                    350,000            255,000          110,000           115,000
                                                             -----------       ------------     ------------        ----------
          Net interest income after provision
                   for losses on loans                         3,501,647          2,881,859        1,351,087           951,626

Noninterest income:
    Fees and service charges                                     236,487            193,887           90,615            67,986
    Net gain (loss) on sales of securities                        39,437                  -                -
    Net gain (loss) on sale of repossessed real estate            19,556             50,000            1,469            50,000
    Other                                                         16,753             10,379            5,127             3,145
                                                             -----------       ------------     ------------        ----------
        Total noninterest income                                 312,233            254,266           97,211           121,131
                                                             -----------       ------------     ------------        ----------
Noninterest expenses:
    Compensation and employee benefits                         1,589,036          1,381,067          563,547           475,601
    Insurance premiums                                            36,316             44,749           14,604            10,687
    Professional fees                                             85,631             99,753           27,337            32,694
    Equipment expense                                            103,765            124,227           35,937            37,848
    Occupancy Expense                                             95,037             58,868           42,258            18,836
    Advertising                                                  100,723             29,400           32,382            10,933
    Data processing                                              128,442            118,458           48,194            36,939
    Goodwill Amortization                                         57,840                  -           32,947                 -
    Other                                                        426,126            337,618          158,044           115,580
                                                             -----------       ------------     ------------        ----------
          Total noninterest expense                            2,622,916          2,194,139          955,251           739,118
                                                             -----------       ------------     ------------        ----------

          Income before provision for income taxes             1,190,964            941,986          493,047           333,639
Provision for income taxes                                       468,253            365,680          196,980           128,860
                                                             -----------       ------------     ------------        ----------
          Net Income                                         $   722,711       $    576,306     $    296,067        $  204,779
                                                             ===========       ============     ============        ==========
          Basic earnings per share                           $      2.04       $       1.84     $       0.77        $     0.66
                                                             ===========       ============     ============        ==========
          Diluted earnings per share                                1.87               1.75             0.68              0.63

See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (UNAUDITED)

                                                               FOR NINE MONTHS ENDED                 FOR THREE MONTHS ENDED
                                                                     MARCH 31,                              MARCH 31,
                                                             ------------------------------      -----------------------------
                                                               2001               2000            2001                 2000
                                                             -----------       ------------     ------------        ----------
Net income                                                   $   722,711       $   576,306      $  296,067          $  204,779
Other comprehensive income, net of tax:
  Unrealized net holding (losses)/gains on
    available-for-sale portfolios                                203,063          ( 38,408)         80,317              19,410
                                                             -----------       -----------      ----------          ----------
Comprehensive income                                         $   925,774       $   537,898      $  376,384          $  224,189
                                                             ===========       ===========      ==========          ==========



See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                  (UNAUDITED)

                                                                                   FOR NINE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                2001               2000
                                                                            ---------          -----------
Cash flows from operating activities:
  Net income                                                               $   722,711         $   576,306
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                             35,827             105,929
       Goodwill Amortization                                                    57,840                   -
       Gain on Sale of repossessed real estate                                 (19,556)            (50,000)
       Gain  on  sale  of  investment  & mortgage backed securities            (39,437)                  -
       Provision for losses on loans                                           350,000             255,000
       Non-cash compensation under stock-based benefit plans                   157,897             134,216
       Amortization of premiums and discounts, net                               9,929               3,322
       Deferred loan origination fees, net of costs                           (164,136)             (4,945)
       Change in deferred income taxes                                         217,593               7,499
       Increase in accrued interest on investments,
           prepaid expenses and other assets                                  (446,587)           (332,908)
       Decrease in accrued expenses and other liabilities                     (300,225)           (399,268)
                                                                           -----------         -----------
         Net cash  provided by operating activities                            581,856             295,161
                                                                           -----------         -----------

Cash flows from investing activities:
   Cash consideration Northfield acquisition, net                           (4,380,673)                  -
  Loan principal disbursements, net of repayments                           (4,145,777)        (10,589,240)
  Purchase of property and equipment                                           (14,726)            (83,166)
  Purchase of stock in Federal Home Loan Bank of Atlanta                      (240,000)           (150,000)
  Purchase of investment security available-for-sale                                 -            (187,062)
  Proceeds from sale of repossessed real estate                                310,800              93,433
  Proceeds from sale of investments available for sale                       3,118,135                   -
  Proceeds from sale of mortgage-backed securities available for sale          248,297                   -
  Principal repayment on mortgage-backed securities available for sale         713,534             242,888
                                                                           -----------         -----------
        Net cash (used in) investing activities                             (4,390,410)        (10,670,147)

Cash flows from financing activities:
  Net increase  in deposits                                                  6,758,864           5,515,314
  Net increase  in borrowings                                                5,348,820           1,000,000
  Stock repurchase                                                             (11,976)           (457,784)
  Dividends paid                                                              (164,745)           (142,198)
                                                                           -----------         -----------

         Net cash  provided by financing activities                         11,930,963           5,915,332

  Net increase (decrease) in cash and cash equivalents                     $ 8,122,409         $(4,459,654)
  Cash and cash equivalents at beginning of period                           3,437,783           9,351,960
  Cash and cash equivalents end of period                                  $11,560,192         $ 4,892,296

Supplemental information:
  Interest paid on deposits and borrowed funds                               4,485,873           2,657,974
  Income taxes paid                                                            518,000             393,625
  Preferred  Stock  issued for  acquired company                             2,731,308                   -


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

Note 2:   The Patapsco Bank

The Bank is regulated by The Federal Reserve Bank of Richmond ("the Federal Reserve Bank") and The State of Maryland. The primary business of the Bank is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans, consumer loans and commercial business loans. The Bank competes with other financial and mortgage institutions in attracting and retaining deposits and originating loans. In October, 2000 the Bank created a leasing company called Prime Business Leasing, Inc. The Bank conducts operations through three offices.

Note 3:   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the nine and three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year.

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

The following unaudited pro forma condensed consolidated financial information reflects the results of operations of the Company for the year ended June 30, 2000 and for the nine months ended March 31, 2001 as if the transaction had occurred at the beginning of each period presented. These pro forma results are not necessarily indicative of what the Company's results of operations would have been had the acquisition actually taken place at the beginning of each period presented.

                                                   Twelve Months Ended             Nine Months Ended
                                                       June 30,2000                  March 31, 2001
                                                       ------------                  --------------

Net Interest Income                                    $5,452,048                       $4,044,951
Net Income                                                776,711                          737,976
Diluted net Income per share                                $1.76                            $1.87

Note 5:  Cash and Cash Equivalents

Cash equivalents include short-term investments, which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

Note 6:   Regulatory Capital Requirements

At March 31, 2001, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at March 31, 2001 (in thousands).

                                                                                  Well Capitalized Under
                                                                For Capital          Prompt Corrective
                                         Actual              Adequacy Purposes        Action Provision
                                  ---------------------     -------------------   -----------------------
                                  Amount            %       Amount         %      Amount          %
                                 -----------------------------------------------------------------------
Total Capital (to Risk
  Weighted Assets)               $12,159          12.28%    $7,923       8.00%    $9,904         10%

Tier 1 Capital (to Risk
   Weighted Assets)              $11,030          11.14%    $3,962       4.00%    $5,942          6%

Tier 1 Capital (to Average
    Assets)                      $11,030           6.84%    $6,446       4.00%    $8,057          5%

Note 7:  Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

                                                       Nine Months Ended          Three Months Ended
                                                        March 31, 2001              March 31, 2001
                                                     Basic        Diluted       Basic         Diluted
                                                     ---------------------      ----------------------
Net Income                                           722,711     722,711        296,067        296,067
Preferred Stock Dividends                             77,703           -         49,890              -
                                                     -------     -------        -------        -------
Net Income Available to Common                       645,508     722,711        246,177        296,067

Weighted average shares outstanding                  316,543     316,543        320,944        320,944

Diluted Securities:
  Preferred Stock                                                 60,063                       107,366
  MRP Shares                                                       5,598                         4,199
  Options                                                          4,139                         4,062
------------------------------------------------------------------------------------------------------
Adjusted Weighted Average Shares                     316,543     386,343        320,944        436,571

Per Share Amount                                        2.04        1.87           0.77           0.68

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND JUNE 30, 2000

The Company's assets increased by $63.1 million or 61.5% to $165.8 million at March 31, 2001 from $102.7 million at June 30, 2000. The increase in the Company's assets during the nine months ended March 31, 2001 was primarily due to the Company's acquisition of Northfield Bancorp, Inc. on November 13, 2000. Approximately $55 million in assets were acquired in this transaction. Since June 30, net loans receivable increased $48.1 million, goodwill booked as a result of the transaction was $1.9 million, mortgage-backed securities increased $1.8 million, and investment securities have increased $1.7 million.

The Company's interest-bearing deposit liabilities have increased by $43.7 million and the balance of noninterest bearing deposits have increased $1.0 million since June 30, 2000. Borrowings increased by $15.5 million of which $10.2 million were assumed in the transaction. The remaining increase in borrowings represents money borrowed in order to close the transaction and to support loan growth.

The Company's stockholders' equity increased by $3.1 million to $12.7 million at March 31, 2001 from $9.6 million at June 30, 2000. The increase is primarily the result of the issuance of $2.7 million in Patapsco Bancorp Series A Noncumulative Convertible Perpetual Preferred stock as part of the merger consideration to the former shareholders of Northfield Bancorp.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS AND NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Net Income
----------

The Company's net income increased by $91,000 or 44.6% to $296,000 for the quarter ended March 31, 2001 from $205,000 for the quarter ended March 31, 2000. The Company's net income increased by $147,000 or 25.4% to $723,000 for the nine months ended March 31, 2001 from $576,000 for the nine months ended March 31, 2000. The increase in the Company's net income during the comparable three-month period is a result of higher net interest and noninterest income exceeding the increase in operating expenses and the provision for loan losses. The increase in the Company's net income in the comparable nine-month periods is also a result of higher net interest and noninterest income exceeding the increase in operating expenses and the provision for loan losses. Much of the growth in interest income, interest expense and operating expenses is a result of the Company's acquisition of Northfield Bancorp in November 2000.

Interest Income
---------------

Total interest income increased by $1.3 million or 65.0% to $3.3 million for the quarter ended March 31, 2001 from $2.0 million for the quarter ended March 31, 2000. Total interest income increased by $2.5 million or 43.9% to $8.3 million for the nine months ended March 31, 2001 from $5.8 million for the nine months ended March 31, 2000. The increases in interest income resulted primarily from the growth in the Company's loan, investment and mortgage-backed securities portfolios as a result of the purchase of Northfield as well as a higher yield on earning assets. The average balance of earning assets in the three months increased by $61.7 million to $157.8 million in the comparable three month period while the yield on earning assets increased 22 basis points to 8.49% in the same period. For the comparative nine-month period, the Company's average yield on assets increased 31 basis points to 8.57% and the Company's average balance of interest-earning assets increased by $36.8 million.

Interest income on loans receivable increased by $1.2 million 63.9% to $3.0 million for the quarter ended March 31, 2001 from $1.8 million for the quarter ended March 31, 2000. Interest income on loans receivable increased by $2.3 million or 44.0% to $7.7 million for the nine months ended March 31, 2001 from $5.4 million for the nine months ended March 31, 2000. The increase in interest income on loans receivable during the three and nine month periods is due to an increase in both the average balance and the yield on loans receivable. During the three months ended March 31, 2001 as compared to the same period ended March 31, 2000 the average loans receivable balance increased by $53.9 million or 62.1% to $140.6 million from $86.7 million and the average yield increased by 29 basis points to 8.75% from 8.46%. During the nine months ended March 31, 2001 as compared to the same period ended March 31, 2000 the average balance of loans receivable increased by $33.7 million or 40.6% to $116.8 million from $83.1 million and the average yield increased by 28 basis points to 8.80% from 8.52%.

The Company had no investment securities outstanding during the three and nine month periods ended March 31, 2000 and therefore no interest income. The Company did however, have $38,000 and $100,000 in interest income on investment securities during the three and nine-month periods ended March 31, 2001.

Interest income on mortgage-backed securities increased by $28,000 to $110,000 and by $44,000 to $289,000 in the three and nine month periods ended March 31, 2001, respectively.

Interest income on federal funds sold and other investments increased by $53,000 or 76.1% to $122,000 for the quarter ended March 31, 2001 from $69,000 for the quarter ended March 31, 2000. Interest income on federal funds sold and other investments increased by $56,000 or 26.6% to $265,000 for the nine months ended March 31, 2001 from $209,000 for the nine months ended March 31, 2000. The primary reason for the increases in the three and nine month periods was the increase in the average balances of these instruments.

Interest Expense
----------------

Total interest expense increased by $907,000 or 97.0% to $1.8 million for the quarter ended March 31, 2001 from $934,000 for the quarter ended March 31, 2000. Total interest expense increased by $1.8 million or 68.8% to $4.5 million for the nine months ended March 31, 2001 from $2.7 million at March 31, 2000. The increases in interest expense during the comparable periods were primarily due to increases in the average balances and rates paid on both deposits and borrowings. During the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 the average balance of interest-bearing liabilities increased by $58.5 million to $144.3 million from $85.8 million. The average rate on interest-bearing liabilities increased by 91 basis points to 5.17% from 4.26% in the quarterly period. During the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000 the average balance of interest-bearing liabilities in increased by $35.9 million to $118.4 million from $82.5 million and the average rate increased 74 basis points to 5.02% from 4.28%.

Interest expense on deposits increased by $656,000 or 93.7% to $1.4 million for the quarter ended March 31, 2001 from $700,000 for the quarter ended March 31, 2000. Interest expense on deposits increased by $1.4 million or 67.6% to $3.4 million from $2.0 million for the nine months ended March 31, 2000. The increase in interest expense on deposits during the comparable quarters was attributable to an increase in the average rate by 90 basis points to 4.83% from 3.93% and an increase in the average balance of $44.3 million. The increase in interest expense on deposits during the comparable nine-month periods was due to a $26.4 million increase in the average balance to $94.0 million from $67.6 million and an increase in the average rate to 4.80% from 3.95%.

Interest expense on borrowings increased by $251,000 or 106.8% to $486,000 for the quarter ended March 31, 2001 from $235,000 for the quarter ended March 31, 2000. Interest expense on borrowings increased by $469,000 or 72.5% to $1.1 million during the nine months ended March 31, 2001 from $646,000 during the nine months ended March 31, 2000. The increase for the comparable quarters was primarily attributable to an increase of $14.3 million in the average balance and an increase of 66 basis points in the average rate. For the nine-month comparable periods the increase was attributable to a $9.7 million increase in the average balance and a 105 basis point increase in the average rate to 6.83% from 5.78%.

Net Interest Income
-------------------

The Company's net interest income before the provision for loan losses increased by $394,000 or 37.0% to $1.5 million for the quarter ended March 31, 2001 from $1.1 million for the quarter ended March 31, 2000. Net interest income before the provision for loan losses increased by $715,000 or 22.8% to $3.8 million for the nine months ended March 31, 2001 from

$3.1 million during the nine months ended March 31, 2000. The increase in net interest income during the comparable quarters and nine month periods were primarily due to increases in average balances of earning assets offsetting the decrease in the net interest margin from 4.45% to 3.75% and from 4.47% to 3.96% in the comparable three and nine month periods. The decrease in the net interest margin is due to both the purchase of Northfield Bancorp in November 2000 and competitive pressure. The assets of Northfield Bancorp consisted primarily of first mortgage loans and securities, which yield lower returns than the assets of the Patapsco Bank. The bank is endeavoring to convert these assets in to higher yielding commercial mortgage and commercial business loans. Additionally, the rates paid for deposits by Northfield, particularly time deposits, were higher than those paid by The Patapsco Bank. These rates are being lowered as the time deposits mature. To date, this has been accomplished without any significant run-off of the deposits acquired.

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

                                                                   NINE MONTHS ENDED MARCH 31,
                                               -----------------------------------------------------------------------------
                                                            2001                                     2000
                                               ---------------------------------       -------------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                      AVERAGE
                                               BALANCE      INTEREST     RATE (1)      BALANCE       INTEREST       RATE (1)
                                               -------      --------     --------      -------       --------       --------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable (2)                       $116,792       $7,683          8.80%     $83,134         $5,336         8.52%
   Mortgage-backed securities                    5,561          289          6.95%       4,758            250         6.98%
   Investment securities                         1,777          100          7.50%          --             --           --
   Federal funds sold and other
      interest-earning assets                    5,896          265          6.01%       5,260            209         5.28%
                                              --------       ------                    -------         ------
Total interest earning assets                  130,026        8,337          8.57%      93,152          5,795         8.26%
Noninterest-earning assets                       4,419       ------                      2,880         ------
                                              --------                                 -------
Total Average Assets                          $134,445                                 $96,032
                                              ========                                 =======

Interest-bearing liabilities:
Savings deposits                              $ 93,954       $3,371          4.80%     $67,632         $2,012         3.95%
Borrowings                                      24,469        1,115          6.83%      14,842            646         5.78%
                                              --------       ------                    -------         ------
Total interest-bearing liabilities             118,423        4,486          5.02%      82,474          2,658         4.28%
                                                             ------                                    ------
Noninterest-bearing liabilities                  4,688                                   4,212
                                              --------                                 -------
Total liabilities                              123,111                                  86,686
Stockholders' equity                            11,334                                   9,346
                                              --------                                 -------
    Total liabilities and stockholders'
      equity                                  $134,445                                 $96,032
                                              ========                                 =======

Net interest income                                          $3,852                                    $3,137
                                                             ======                                    ======
Interest rate spread                                                         3.55%                                    3.98%
                                                                            =====                                   ======

Net Interest Margin                                                          3.96%                                    4.47%
                                                                            =====                                   ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                  109.80%                                  112.95%
                                                                           ======                                   ======

-----------
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.

                                                                  THREE MONTHS ENDED MARCH 31,
                                               -----------------------------------------------------------------------------
                                                            2001                                     2000
                                               ---------------------------------       -------------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                      AVERAGE
                                               BALANCE      INTEREST     RATE (1)      BALANCE       INTEREST       RATE (1)
                                               -------      --------     --------      -------       --------       --------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable (2)                       $140,570       $3,033          8.75%     $86,697         $1,850         8.46%
   Mortgage-backed securities                    6,343          110          7.00%       4,615             82         6.96%
   Investment securities                         1,866           38          7.56%          --             --           --
   Federal funds sold and other
      interest-earning assets                    9,039          121          5.55%       4,749             69         5.50%
                                              --------       ------                    -------         ------
Total interest earning assets                  157,818        3,302          8.49%      96,061          2,001         8.27%
Noninterest-earning assets                       5,866       ------                      3,174         ------
                                              --------                                 -------
Total Average Assets                          $163,684                                 $99,235
                                              ========                                 =======
Interest-bearing liabilities:
Savings deposits                              $113,866       $1,355          4.83%     $69,639         $  700         3.93%
Borrowings                                      30,449          486          6.39%      16,197            235         5.73%
                                              --------       ------                    -------         ------
Total interest-bearing liabilities             144,315        1,841          5.17%      85,836            935         4.26%
                                                             ------                                    ------
Noninterest-bearing liabilities                  6,717                                   4,083
                                              --------                                 -------
Total liabilities                              151,032                                  89,919
Stockholders' equity                            12,652                                   9,316
                                              --------                                 -------
    Total liabilities and stockholders'
      equity                                  $163,684                                 $99,235
                                              ========                                 =======

Net interest income                                          $1,461                                    $1,066
                                                             ======                                    ======
Interest rate spread                                                         3.32%                                    3.98%
                                                                            =====                                   ======

Net Interest Margin                                                          3.75%                                    4.45%
                                                                            =====                                   ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                  109.36%                                  111.91%
                                                                           ======                                   ======

-----------
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.

Provision For Loan Losses
-------------------------

     Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses. The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," of ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." The adequacy of the allowance for loan losses is determined through a continuous review of the loan and lease portfolio and considers factors such as prior loss experience, type of collateral, industry standards, past due loans in the Company's loan portfolio and current economic conditions. The Company's management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The Company provided $110,000 for loan losses during the quarter ended March 31, 2001 and $115,000 in the quarter ended March 31, 2000. The Company provided $350,000 and $255,000 for loan losses during each of the nine-month periods ended March 31, 2001 and March 31, 2000. At March 31, 2001, non-performing loans and assets totaled $262,000 and $326,000, respectively as compared to $537,000 and $714,000 at March 31, 2000. The Company's allowance for loan losses as a percentage of total loans outstanding, net of unearned origination fees of 0.81% at March 31, 2001 has decreased 1 basis point from 0.82% at March 31, 2000.

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                    NINE MONTHS ENDED        THREE MONTHS ENDED
                                                    -----------------        ------------------
                                                                      MARCH 31,
                                                                      --------
                                                     2001     2000              2001      2000
                                                     ----     ----              ----      ----
Allowance for loan losses, beginning of period       $743     $631              $1,108    $662

Provision for loan losses                             350      255                 110     115

Allowance assumed in acquisition                      183        0                   0       0

Loans Charged Off:
         Consumer                                     136      153                  14      38
         Real Estate                                    0        0                   0       0
         Commercial                                    48       23                  31      18
                                                   ------     ----              ------    ----
  Total Charge-Offs                                   184      176                  45      56

Recoveries:
         Consumer                                      26       14                   2       3
         Real Estate                                    0        0                   0       0
         Commercial                                    11        1                  11       1
                                                   ------     ----              ------    ----
  Total Recoveries                                     37       15                  13       4
                                                   ------     ----              ------    ----

Allowance for loan losses, end of period           $1,129     $725              $1,129    $725
                                                   ======     ====              ======    ====

Noninterest Income
------------------

The Company's noninterest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities, loans and repossessed real estate. Total noninterest income decreased by $24,000 or 19.7% to $97,000 for the quarter ended March 31, 2001 from $121,000 for the quarter ended March 31, 2000. Total noninterest income increased by $58,000 or 22.8% to $312,000 during the nine months ended March 31, 2001 from $254,000 during the nine months ended March 31, 2000. The decrease in noninterest income in the comparable quarters is primarily due to a $50,000 gain on the sale of repossessed real estate in the quarter ended March 31, 2000 as compared to a $1,500 gain on the sale of repossessed real estate in the quarter ended March 31, 2001. Fees and service charges increased $23,000 or 33.3% to $91,000 during the quarter ended March 31, 2001 from $68,000 in the quarter ended March 31, 2000. This increase is due to the higher deposit base resulting from the Northfield acquisition and internal growth. The increase in noninterest income in the comparable nine month period is due to the increase in fees and service charges by $43,000 or 21.9% to $236,000, a $39,000 gain on the sale of available for sale investment securities, and a $19,000 gain on the sale of repossessed real estate offsetting the aforementioned $50,000 gain on the sale of repossessed real estate recognized in the quarter ended march 31, 2000.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $216,000 or 29.2% to $955,000 for the quarter ended March 31, 2001 from $739,000 for the quarter ended March 31, 2000. Total noninterest expense increased by $429,000 or 19.5% to $2.6 million during the nine months ended March 31, 2001 from $2.2 million during the nine months ended March 31, 2000. Compensation and employee benefits expense increased by $88,000 or 18.5% and $208,000 or 15.0% to $564,000 and $1.6 million for the quarter and nine month periods ended March 31, 2001 from $476,000 and $1.4 million for the quarter and nine months ended March 31, 2000, respectively. The increase was largely attributable to expenses relating to new employees from Northfield, the hiring of additional personnel and the higher cost of employee benefits, particularly health insurance. Occupancy expense increased by $23,000 or 124% and $36,000 or 61.4% in the three and none month periods ended March 31, 2001. This increase reflects the expenses of the three

Northfield locations, two branches and one administration center. Advertising expenses increased by $21,000 or 196.2% and $71,000 or 242.6% in the three and nine-month periods ended March 31, 2001 compared to the comparable periods ended March 31, 2000.

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

The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2001, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $11.6 million. In addition, the Company has approximately $8.4 million of mortgage-backed and investment securities classified as available-for-sale.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $2.1 million. These funds will be internally generated, raised through deposit operations, or borrowed. Certificates of deposits that are scheduled to mature in less than one year at March 31, 2001 totaled $54.1 million. Historically, a high percentage of maturing deposits have remained with the Company.

The Company is obligated to pay interest on a bank loan and dividends on the preferred shares. Both these liabilities were incurred as a part of the acquisition of Northfield Bancorp in November 2000. At current rates, the interest on the bank loan is approximately $33,000 per quarter. Dividends on the preferred stock are approximately $50,000 per quarter. The only real source of funds to meet these obligations are dividends from the Bank to the Company.

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

In addition, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Bank's conversion to stock form.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits: None
     (b)  Reports on Form 8-K

          During the quarter ended March 31, 2001, on January 29, 2001 the Company filed a Form 8-K/A (Amendment No. 1) amending its Current Report filed on November 21, 2000 reporting under Item 2 the event on November 13, 2000. The Form 8-K/A reported information under Item 7 and included the following financial statements, which were contained in the indicated exhibit to the Form 8-K/A:

Exhibit 99.1 Financial Statements of Business Acquired

          Audited consolidated financial statements of Northfield Bancorp, Inc. ("Northfield") as of December 31, 1999 and 1998, and for each of the years in the two-year period ended December 31, 1999

          Unaudited consolidated financial statements of Northfield as of September 30, 2000 and for the nine months ended September 30, 2000 and 1999

99.2 Pro Forma Financial Information

          Unaudited  pro  forma  condensed  combined   statements  of  financial
condition as of September 30, 2000

          Unaudited pro forma condensed combined statements of operations for the year ended June 30, 2000 and the three months ended September 30, 2000

                                   Signatures


          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PATAPSCO BANCORP, INC.



Date:  May 8, 2001                       /s/ Joseph J. Bouffard
                                         --------------------------------------
                                         Joseph J. Bouffard
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)




Date: May 8, 2001                        /s/ Michael J. Dee
                                         --------------------------------------
                                         Michael J. Dee
                                         Chief Financial Officer & Controller
                                         (Principal Financial Officer)