Form 10-K
period 2001-06-30
PATAPSCO BANCORP INC
filed 2001-09-27
CIK 1003961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________
                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

                           Commission File No. 0-28032

                             PATAPSCO BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MARYLAND                                             52-1951797
--------------------------------                          ----------------------
 (State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                           identification no.)

1301 MERRITT BOULEVARD, DUNDALK, MARYLAND                         21222-2194
-----------------------------------------                      -----------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

For the fiscal year ended June 30, 2001, the registrant had $12,162,721 in revenues.

As of September 17, 2001, the aggregate market value of voting common stock held by non-affiliates was approximately $6,305,278, computed by reference to the most recent sales price on September 17, 2001 as reported on the OTC Bulletin Board. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting common stock are affiliates.

Number of shares of Common Stock outstanding as of September 17, 2001: 333,135.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the registrant's Annual Report to Stockholders for the Fiscal Year ended June 30, 2001. (Parts II and III)

     2. Portions of Proxy Statement for registrant's 2001 Annual Meeting of Stockholders. (Part III)

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

     The Patapsco Bank. The Bank is a Maryland commercial bank operating through three full service offices located in Dundalk, Parkville and Carney Maryland and serving eastern Baltimore County. The Bank was originally chartered by the State of Maryland in 1910 under the name Patapsco Building and Loan Association. The Bank adopted a federal charter and received federal insurance of its deposit accounts in 1957, at which time it adopted the name of Patapsco Federal Savings and Loan Association. The Association converted to a commercial bank (the "Bank Conversion") on September 30, 1996, at which time it changed its name to The Patapsco Bank.

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

     The Bank's Board of Directors believe the Bank's market area has not been adequately served by the existing financial institutions and there is strong local demand for commercial real estate, commercial business , equipment leases and consumer loans. As a result, the Board of Directors refocused the Bank's strategy to limit the business of originating single-family residential mortgage loans, and expanding into commercial real estate, commercial business, consumer lending, construction loans and small equipment leases. At June 30, 2001, the Bank had $13.0 million, $2.1 million, $13.5 million, $15.1 million and $12.3 million in small business loans, construction loans, commercial real estate loans, home equity and other consumer loans, and equipment leases, respectively.

RECENT ACQUISITION

     On November 13, 2000, the Company completed its acquisition of Northfield Bancorp, Inc., the parent company of Northfield Federal Savings Bank. Under the terms of the agreement of merger, each share of Northfield Bancorp common stock outstanding at the effective time of the merger was canceled and converted into the right to receive $12.50 in cash and .24 shares of Patapsco Bancorp's Series A Noncumulative Convertible Perpetual Preferred Stock. At any time after issuance, this preferred stock will be convertible into shares of Patapsco Bancorp common stock, on a one for one basis. Each share of Patapsco Bancorp's outstanding preferred stock earns dividends at the annual rate of 7.5% of its liquidation preference of $25.00 per share. Dividends are noncumulative, which means that if the Company's Board does not pay dividends for a quarterly period, it is not obligated to pay a dividend for that period at a later date. After five years from the date of issuance of the Patapsco Bancorp preferred stock, Patapsco Bancorp may redeem some or all of the outstanding Patapsco Bancorp preferred stock at $25.00 per share plus any declared but unpaid dividends for the then current quarter.

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

LENDING ACTIVITIES

     General. The Company's gross loan portfolio, excluding loans held for sale, totaled $131.6 million at June 30, 2001, representing 80.1% of total assets at that date. It is the Company's policy to concentrate its lending within its market area. At June 30, 2001, $75.5 million, or 57.4% of the Company's gross loan portfolio, consisted of residential mortgage loans. Other loans secured by real estate include construction and commercial real estate loans, which amounted to $15.6 million, or 11.9 % of the Company's gross loan portfolio at June 30, 2001. In addition, the Company originates consumer and other loans, including home equity loans, home improvement loans and loans secured by deposits. At June 30, 2001, consumer and other loans totaled $15.1 million, or 11.5% of the Company's gross loan portfolio. The Company's commercial loan portfolio, which consists of small business loans and commercial leases, totaled $25.3 million, or 19.2% of the Company's gross loan portfolio.

     Originations, Purchases and Sales of Loans. The Company generally has authority to originate and purchase loans throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, the Company concentrates its lending activities in its Maryland market area with limited home improvement loan origination in the Delaware, Pennsylvania and Northern Virginia markets.

     The Company's loan originations are derived from a number of sources, including referrals by depositors and borrowers and advertising, as well as loan brokers. The Company's solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. All of the Company's loan personnel are salaried, and the Company does not compensate loan personnel on a commission basis for loans originated. With the exception of applications for home improvement loans, which loans may be originated on an indirect basis through a limited number of approved home improvement contractors and loan brokers, loan applications are accepted at the Company's office. In addition, the Company has one salaried loan originator who may travel to meet prospective borrowers and take applications. In all cases, the Company has final approval of the application.

     In recent years, the Company has purchased whole loans and loan participation interests. During the year ended June 30, 2000 the Company purchased $1.1 million in participation interests in the year ended June 30, 2001. In the future, management intends to consider limited purchases of whole loans or participation interests in commercial and commercial real estate loans.

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

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a commercial bank to a person outstanding, including commitments, at one time shall not exceed 15% of the bank's unimpaired capital and surplus. Under these limits, the Company's loans to one borrower were limited to $2.0 million at June 30, 2001. At that date, the Company had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 2001, the Company's largest lending relationship was a $1.2 million commercial loan secured by commercial real estate, which includes a 55% guarantee by the United States Small Business Administration, which was current and performing in accordance with its terms at June 30, 2001.

     Interest rates charged by the Company on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Residential Real Estate Lending. The Company historically has been an originator of residential real estate loans in its market area. Residential real estate loans consist of both single-family and multi-family residential real estate loans. At June 30, 2001, residential mortgage loans, excluding loans held fore sale, home improvement loans, and home equity loans totaled $75.5 million, or 57.4% of the Company's gross loan portfolio. Of such loans, $4.1 million were secured by nonowner-occupied investment properties.

     The Company is not presently in the market to originate single-family residential mortgages. At June 30, 2001, $62.8 million, or 70.4% of the Company's residential and commercial real estate loan portfolio was comprised of fixed-rate mortgage loans and $26.4 million or 29.6% of the Company's residential and commercial real estate loan portfolio was comprised of adjustable rate mortgage loans.

     The Company's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings. Such loans generally range in size from $100,000 to $500,000. At June 30, 2001, the Company had $2.4 million of multi-family residential real estate loans, which amounted to 1.8% of the Company's loan portfolio at such date. Multi-family real estate loans either are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a three or five year note maturity, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its multi-family real estate lending to borrowers within its market area or with which it has had prior experience. The Company seeks to expand multi-family residential real estate lending.

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

     Construction Lending. The Bank also offers residential and commercial construction loans and land acquisition and development loans. Residential construction loans are offered to individuals who are having their primary or secondary residence built as well as to local builders to construct single-family dwellings. Residential construction advances are made on stage of completion basis. Generally, loans to owner/occupants for the construction of residential properties are originated in conjunction with the permanent mortgage on the property. The term of the construction loans is normally from six to 18 months and have a variable interest rate which is normally up to 2% above the prime interest rate. Upon completion of construction, the permanent loan rate will be set at the interest rate offered by the Bank on that loan product not sooner than 60 days prior to completion. Interest rates on residential loans to builders are set at the prime interest rate plus a margin of .5% to 2.0% as may be adjusted from time to time. Interest rates on commercial construction loans and land acquisition and development loans are based on the prime rate plus a negotiated margin of between .5% and 2.0% and adjust from time to time, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At June 30, 2001, $2.1 million, or 1.6%, of the Company's loan portfolio consisted of construction loans.

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

     Commercial Real Estate Lending. The Company's commercial real estate loan portfolio consists of loans to finance the acquisition of small office buildings, shopping centers and commercial and industrial buildings. Such loans generally range in size from $100,000 to $900,000. At June 30, 2001, the Company had $13.5 million of commercial real estate loans, which amounted to 10.3% of the Company's gross loan portfolio at such date. Commercial real estate loans are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a maturity generally of three to five years, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its commercial real estate lending to borrowers within its market area or with which it has had prior experience. The Company seeks to expand commercial real estate lending.

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

     Consumer Lending. The consumer loans currently in the Company's loan portfolio consist of home improvement loans, home equity loans, loans secured by savings deposits and overdraft protection for checking accounts. At June 30, 2001, consumer and other loans totaled $15.1 million, or 11.5% of the Company's gross loan portfolio.

     In July 1995, the Company instituted a home improvement loan program. Such loans are made to finance a variety of other home improvement projects, such as replacement windows, siding and room additions. The Company's policy is to originate home improvement loans throughout Maryland, except for the western portion of the state, and northern Virginia, Delaware and Pennsylvania. While the Company originates some home improvement loans on a direct basis, most of the home improvement loans in the Company's portfolio are originated on an indirect basis through the Company's relationships with selected independent contractors. The Company's underwriting policies apply to all home improvement loans whether or not directly originated by the Company. Home improvement loans generally have terms ranging from three to 15 years and have fixed interest rates. Home improvement loans are made on both secured and unsecured bases. However, the majority of home improvement loans with a principal loan amount over $10,000 or which have a term longer than 84 months are made on a secured basis with loan-to-value ratios up to 80% or 90%, depending on the type of project financed. At June 30, 2001, home improvement loans amounted to $11.4 million, or 8.7% of the Company's loan portfolio, with $2.2 million of such loans being secured by real estate.

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

     During fiscal 1996 the Company began a commercial lending program. At June 30, 2001 the Company's commercial loans totaled $13.0 million, or 9.9% of the Company's loan portfolio. This commercial lending program employs many of the alternative financing and guarantee programs available through the U.S. Small Business Administration and other state and local economic development agencies.

     The Bank originates commercial business loans to small and medium sized businesses in its market area. The Bank's commercial business loans may be structured as term loans or as lines of credit. The Bank's commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used commercial business assets or for short-term working capital. Such loans generally are secured by business assets and, if possible, cross-collateralized by a real estate lien, although commercial business loans are sometimes granted on an unsecured basis. Such loans are generally made for terms of seven years or less, depending on the purpose of the loan and the collateral. Interest rates on commercial business loans and lines of credit are either fixed for the term of the loan or adjusted periodically with the prime rate as stated in the Wall
                                                                            ----
Street Journal plus a negotiated margin.  Generally,  commercial  business loans
--------------
are made in amounts ranging between $10,000 and $1.3 million.

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

     The Company offers loans to finance lease transactions, secured by the lease and the underlying equipment, to small businesses. In extending the financing in a commercial lease transaction, the Company reviews the borrower's financial statements, credit reports, tax returns and other documentation. Generally, commercial lease financing is made in amounts ranging between $3,000 and $120,000 with terms of up to five years and carry fixed interest rates. At June 30, 2001, commercial lease finance transaction loans totaled $12.3 million, or 9.3% of the Company's loan portfolio.

     Loan Fees and Servicing. The Company receives fees in connection with late payments and for miscellaneous services related to its loans. The Company also charges fees in connection with loan originations typically up to 3 points (one point being equal to 1% of the loan amount) on real estate loan originations. The Company generally does not service loans for others, except for 30 year fixed-rate residential mortgage loans originated and sold by the Company with servicing retained, and earns minimal income from this activity. The Company has sold participating interests on residential and commercial real estate loans to other local financial institutions. At June 30, 2001 the Company was servicing loans for others totaling approximately $1.3 million.

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

     Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management's judgment there is no doubt as to full collectibility of principal and interest. Consumer loans are generally charged off after they become more than 90 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 4 of Notes to Consolidated Financial Statements.

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

     The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                                         At June 30,
                                                                 ----------------------------
                                                                    2001               2000
                                                                 ----------         ---------
                                                                         (In thousands)
Loans accounted for on a non-accrual basis: (1)
    Real estate:
       Residential.............................................  $      --          $     279
       Commercial..............................................         --                 --
       Construction............................................         --                 --
    Consumer...................................................         --                 14
    Commercial.................................................        176                 10
                                                                 ---------          ---------
       Total...................................................  $     176          $     303
                                                                 =========          =========

Accruing loans which are contractually past due
   90 days or more.............................................  $      --          $      --
                                                                 ---------          ---------
       Total...................................................  $      --          $      --
                                                                 ---------          ---------

       Total nonperforming loans...............................  $     176          $     303
                                                                 =========          =========

Percentage of total loans......................................  .    0.14%              0.33%
                                                                 =========          =========
Other non-performing assets (2)................................  $     146          $      72
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

     During the year ended June 30, 2001, gross interest income of $15,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during that period amounted to $4,500.

     At June 30, 2001, nonaccrual loans consisted of one commercial business loan with an 80% SBA guarantee totaling $76,000 and one commercial lease transaction totaling $100,000. At that date, the Company had no loans not classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

     At June 30, 2001, the Company had $146,000 in repossessed assets, which consisted of one residential property located in the Dundalk area of Baltimore County, Maryland, one residential residential property located in Harford County, Maryland and some repossessed office furniture.

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

     Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses. The provision for loan losses was $432,500 in fiscal year 2001, an increase of $107,500 or 33.1% over the fiscal year 2000 provision of $325,000. The Company's allowance for loan losses has increased as a percentage of total loans outstanding to 0.88% at June 30, 2001 from 0.81%t June 30, 2000. The Company's allowance for loan losses as a percentage of nonperforming loans was 660.78% at June 30, 2001 as compared to 241.92% at June 30, 2000.

     Management will continue to actively monitor the Company's asset quality and allowance for loan losses. Management will charge off loans against the allowances for losses appropriate. Consumer loans are charged-off once they become 90 days past due. Other problem loans are evaluated individually. Although management believes it uses the best information available to make determinations with respect to the allowances for losses and believes such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," or ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." The adequacy of the allowance for loan losses is determined through a continuous review of the loan and lease portfolio and considers factors such as prior loss experience, type of collateral, industry standards, past due loans in the Company's loan portfolio, current economic conditions and other factors unique to particular loans and leases. The Company's management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio.

     Management anticipates that the Company's provisions for loan losses will increase in the future as it implements the Board of Directors' strategy of expanding commercial real estate, commercial business and consumer lending, which loans generally entail greater risks than single-family residential mortgage loans.

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

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                                        Year Ended June 30,
                                                                 ----------------------------
                                                                   2001               2000
                                                                 ---------          --------
                                                                    (Dollars in thousands)

Balance at beginning of period.................................  $     743          $     631
Assumed in acquisition.........................................        183
Loans charged off:
   Residential real estate mortgage............................         --                 --
   Commercial Loan/Lease.......................................         56                 29
   Consumer....................................................        192                225
                                                                 ---------          ---------
      Total charge-offs........................................        248                254
Recoveries:
   Single-family residential mortgage..........................         11                  1
   Commercial Loan/Lease.......................................          2                 18
   Consumer....................................................         37                 21
                                                                 ---------          ---------
      Total recoveries.........................................         50                 41
                                                                 ---------          ---------
Net loans charged off..........................................        198                213
Provision for loan losses......................................        433                325
                                                                 ---------          ---------
Balance at end of period.......................................  $   1,161          $     743
                                                                 =========          =========
Ratio of net charge-offs to average
   loans outstanding during the period.........................        .16%               .25%
                                                                 =========          =========

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                         At June 30,
                                                     ---------------------------------------------------------
                                                                2001                         2000
                                                     ---------------------------   ---------------------------
                                                                Percent of Loans              Percent of Loans
                                                               in Each Category               in Each Category
                                                     Amount     to Total Loans     Amount     to Total Loans
                                                     ------     --------------     ------    -----------------
                                                                             (Dollars in thousands)
Real estate mortgage:
   Residential.....................................  $   119          10.24 %     $   125          54.35%
   Commercial......................................      107           9.25           103          12.87
   Construction....................................       39           3.40            24           1.71
Consumer and other.................................      195          16.81           159          13.42
Commercial.........................................      154          13.24           199          17.65
Commercial Leases..................................      209          18.01            --              --
Unallocated........................................      338          29.05           133           0.00
                                                     -------         -------      -------         ------
     Total allowance for loan losses...............  $ 1,161         100.00%      $   743         100.00%
                                                     =======         ======       =======         ======

INVESTMENT ACTIVITIES

     General. The Company makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The investment activities of the Company consist primarily of investments in mortgage-backed securities and other investment securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities and investment grade corporate securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Company's investment policy. The Company performs analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Under the Company's current investment policy, securities purchases must be approved by the Company's Asset/Liability Management Committee. The Company's Asset/Liability Management Committee has limited authority to sell investment securities and purchase comparable investment securities with similar characteristics. The Board of Directors reviews all securities transactions on a monthly basis.

     Under applicable accounting rules, investment securities classified as held-to-maturity are recorded at amortized cost and those classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At June 30, 2001, the Company's entire portfolio of investment securities was classified as available for sale and had an aggregate carrying value of $9.8 million and an unrealized net gain after tax of $132,000. As a result, management of the Company currently does not anticipate that the presence of unrealized losses in the Company's portfolio of investment securities and mortgage-backed securities is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     General. Deposits are the primary source of the Company's funds for lending, investment activities and general operational purposes. In addition to deposits, the Company derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank may borrow from the FHLB of Atlanta and the Bankers Bank in Atlanta, GA.

     Deposits. The Company attracts deposits principally from within its market area by offering a variety of deposit instruments, including checking accounts, Christmas Club accounts, money market accounts, statement and passbook savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from seven days to five years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Company on a periodic basis. The Company reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, the Company considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. Management believes it prices its deposits comparably to rates offered by its competitors. At the present time, the Company is not accepting brokered deposits.

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

     Borrowings. While savings deposits historically have been the primary source of funds for the Company's lending, investments and general operating activities, the Bank in recent years has used advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. At June 30, 2001, the Company had outstanding Federal Home Loan Bank of Atlanta advances of $22.1 million with an average rate of 5.64%. Additionally, the Company has a $3,000,000 line of credit, of which $1.7 million was outstanding at June 30, 2001. Proceeds from this credit facility were used in the financing of the Northfield purchase.

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

     Management considers its market area for gathering deposits to be eastern Baltimore County in Maryland. The Company originates loans throughout much of the Mid-Atlantic area. The Company attracts its deposits through its offices in Dundalk, Parkville and Carney primarily from the local community. Consequently, competition for deposits is principally from other commercial banks, savings institutions, credit unions, mutual funds and brokers in the local community. The Company competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff.

EMPLOYEES

     As of June 30, 2001, the Company had 43 full-time equivalent employees, none of whom were represented by a collective bargaining agreement. Management considers the Company's relationships with its employees to be good.

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

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions became effective in November 2000, with full compliance required by July 1, 2001.

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

                                                                                                 Regulatory
                                                                                                Requirement
                                                                            Regulatory            To Be Well
                                                                            Requirements       Capitalized Under
                                                                            For Capital        Prompt Corrective
                                                      Actual              Adequacy Purposes    Action Provisions
                                                 ------------------      ------------------    ------------------
                                                 Amount       Ratio      Amount       Ratio    Amount       Ratio
                                                 ------       -----      ------       -----    ------       -----
                                                                      (Dollars in thousands)
As of June 30, 2001:
   Total Capital (to Risk Weighted Assets).....  $  12,594     13.32 %   $   7,567      8.00%  $   9,458     10.00%
   Tier 1 Capital (to Risk Weighted Assets)....     11,433     12.09         3,783      4.00       5,675     6.00
   Tier 1 Capital (to Average Assets).........      11,433      7.15         6,394      4.00       7,992     5.00

As of June 30, 2001:
   Total Capital (to Risk Weighted Assets).....  $   9,822     14.31%    $   5,490      8.00%  $   6,863     10.00%
   Tier 1 Capital (to Risk Weighted Assets)....      9,079     13.23         2,745      4.00       4,118     6.00
   Tier 1 Capital (to Average Assets).........       9,079      8.89         4,083      4.00       5,104     5.00

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

     Federal banking regulators have adopted regulations implementing the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, an institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 risk-based capital ratio of 4.0% or greater; and
(iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the depository institution has a composite 1 CAMELS rating). An "undercapitalized institution" is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as a depository institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain mortgage servicing rights. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. At June 30, 2001, the Bank was classified as "well capitalized" under Federal Reserve regulations.

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

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at June 30, 2001 of $1.6 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance and small businesses and small farms and small agri-businesses. At June 30, 2001, the Bank had $22.1 million in advances outstanding from the FHLB of Atlanta.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of up to $42.8 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2001, the Bank met its reserve requirements.

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

     Limits on Loans to One Borrower. The Bank has chosen to be subject to federal law with respect to limits on loans to one borrower. Generally, under federal law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed 15% of the unimpaired capital and surplus of the commercial bank. The Bank's lending limit to one borrower as of June 30, 2001 was $2.1 million.

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

TAXATION

     The Company and the Bank, together with the Bank's subsidiary, to date have not filed a consolidated federal income tax return. The Company has had no material tax liability through June 30, 2001.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's offices at June 30, 2001.

                                                                         Book Value at
                                          Year           Owned or           June 30,           Approximate
                                         Opened           Leased             2001            Square Footage
                                         ------          --------        -------------       --------------
                                                                     (Dollars in thousands)
Headquarters and Branch Office
1301 Merritt Boulevard                    1970             Owned              $615                9,600
Dundalk, Maryland 21222-2194

Branch Office
8705 Harford Road
Baltimore, MD                             1923             Owned              108                  750

Branch Office
1844 E. Joppa Road
Baltimore, MD                             1983            Leased              15                  3,150

Administrative Center
8005 Harford Road
Baltimore, MD                             1998            Leased              26                  2,915



     The book value of the Bank's investment in premises and equipment totaled $1,193,425 million at June 30, 2001. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2001, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiary is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
----------------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 2001 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION
------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Plan of Operation" on pages 5 through 19 in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report contained on pages 20 through 47 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        ------------------------------------------------------------------------
        WITH SECTION 16(A) OF THE EXCHANGE ACT
        --------------------------------------

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

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.
-----------------------------------------------

          (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
               ----------------------------------------------

          (1)  Financial  Statements.   The  following   consolidated  financial
statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

                  Independent Auditors' Report
                  Consolidated Statement of Financial Condition as of June 30, 2001 and 2000
                  Consolidated Statements of Income for the Years Ended June 30, 2001 and 2000
                  Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2001 and 2000
                  Consolidated Statements of Cash Flows for the Years Ended
                  June 30, 2001 and 2000
                  Notes to Consolidated Financial Statements

          (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

          No.     Description
          ---     -----------

*****    3.1      Articles of Incorporation of Patapsco Bancorp, Inc. and
                  Articles Supplementary
*        3.2      Bylaws of Patapsco Bancorp, Inc.
**       4        Form of Common Stock Certificate of Patapsco Bancorp, Inc.
***     10.1      Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan
***     10.2      Patapsco Bancorp, Inc. Management Recognition Plan
*       10.3(a)   Employment  Agreement  between  Patapsco  Federal Savings and
                  Loan  Association  and  Joseph J. Bouffard
*       10.3(b)   Employment Agreement between Patapsco Bancorp, Inc. and Joseph
                  J. Bouffard
*       10.4(a)   Severance  Agreements  between  Patapsco  Federal Savings and
                  Loan  Association and Debra Penczek and John McClean
*       10.4(b)   Severance Agreements between Patapsco Bancorp, Inc. and Debra
                  Penczek and John McClean
*       10.5      Patapsco Federal Savings and Loan Association Retirement Plan
                  for Non-Employee Directors
*       10.6      Patapsco Federal Savings and Loan Association Incentive
                  Compensation Plan
*       10.7      Deferred  Compensation  Agreements between Patapsco Federal
                  Savings and Loan Association and each of Directors McGowan and
                  Patterson
*       10.8(a)   Severance Agreement between Patapsco Federal Savings and Loan
                  Association and Frank J. Duchacek
*       10.8(b)   Severance Agreement between Patapsco Bancorp, Inc. and Frank
                  J. Duchacek, Jr.
****    10.9      The Patapsco Bank Retirement Plan for Non-Employee Directors
*****   10.10     Patapsco Bancorp, Inc. 2000 Stock Option and Incentive Plan
*****   10.11     Severance  Agreements  between Patapsco  Bancorp,  Inc. and
                  Michael J. Dee and Frank J. Duchacek, Jr.

        13        2001 Annual Report to Stockholders
        21        Subsidiaries of the Registrant
        23        Consent of Anderson Associates, LLP
----------------
* Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (File No. 33-99734).
** Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-28032).
*** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996 (File No. 0-28032)
**** Incorporated  herein by reference from the Company's  Annual Report on Form
     10-KSB for the year ended June 30, 1999 (File No. 0-28032). *****Incorporated herein by reference from the Company's Annual Report on Form
     10-KSB for the year ended June 30, 2000 (File No. 0-28032).


          (B) REPORTS ON FORM 8-K.
              -------------------

              No current reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PATAPSCO BANCORP, INC.

September 19, 2001
                                       By: /s/ Joseph J. Bouffard
                                           -------------------------------------
                                           Joseph J. Bouffard
                                           President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Joseph J. Bouffard                                        September 19, 2001
----------------------------------------------
Joseph J. Bouffard
President, Chief Executive Officer
  and Director
(Principal Executive Officer)

/s/ Michael J. Dee                                            September 19, 2001
----------------------------------------------
Michael J. Dee
Vice-President and Treasurer
(Principal Financial and Accounting Officer)

/s/ Thomas P. O'Neill                                         September 19, 2001
-----------------------------------------------
Thomas P. O'Neill
Chairman of the Board

/s/ Theodore C. Patterson                                     September 19, 2001
-----------------------------------------------
Theodore C. Patterson
Director and Secretary

/s/ Douglas H. Ludwig                                         September 19, 2001
-----------------------------------------------
Douglas H. Ludwig
Director

/s/Nicole N. Glaeser                                          September 19, 2001
-----------------------------------------------
Nicole N. Glaeser
Director

/s/ William R. Waters                                         September 19, 2001
-----------------------------------------------
William R. Waters
Director

/s/ Gary R. Bozel                                             September 19, 2001
-----------------------------------------------
Gary R. Bozel
Director

/s/ J. Thomas Hoffman                                         September 19, 2001
-----------------------------------------------
J. Thomas Hoffman
Director