Form 10QSB
period 2001-09-30
PATAPSCO BANCORP INC
filed 2001-11-14
CIK 1003961

United States Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10 - QSB
(Mark One)
[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001

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


                                 (410) 285-1010
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
 Yes X   No
    ---    ---

     As of November 10, 2001, the issuer had 327,390 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

         Yes                                No    X
              -------                          -------

         CONTENTS
         --------

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
         ---------------------


Item 1.  Financial Statements

          Consolidated  Statements of Financial Condition at
          September 30, 2001 (Unaudited) and June 30, 2001                   3

         Consolidated Statements of Operations for the Three-Month
         Periods Ended September 30, 2001 and 2000 (Unaudited)               4

         Consolidated Statements of Comprehensive Income Three-Month
         Periods Ended September 30, 2001 and 2000 (Unaudited)               5

         Consolidated Statements of Cash Flows for the Three-Month
         Periods Ended September 30, 2001 and 2000 (Unaudited)               6

         Notes to Consolidated Financial Statements                          7


Item 2.  Management's Discussion and Analysis or plan of operations          8


PART II.  OTHER INFORMATION
          -----------------


Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities and Use of Proceeds                           15

Item 3.  Defaults Upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security-Holders                 15

Item 5.  Other Information                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                          SEPTEMBER 30         JUNE 30,
                                                                              2001                2001
                                                                         -------------        ------------
              Assets
              ------
Cash:
     On hand and due from banks                                          $  2,654,419        $  2,710,768
     Interest bearing deposits in other banks                              10,275,026           2,630,770
Federal funds sold                                                          6,199,515           5,819,093
Investment securities, at fair value                                          199,804           2,188,212
Mortgage-Backed Securities, at fair value                                   5,192,280           5,679,605
Loans available for sale                                                           --           9,914,139
Loans receivable, net                                                     127,571,062         127,833,940
Investment in securities required by law, at cost                           1,903,350           1,903,350
Property and equipment, net                                                 1,167,941           1,193,425
Goodwill                                                                    1,869,691           1,869,691
Deferred income taxes                                                         712,535             838,061
Accrued interest, prepaid expenses and other assets                         1,574,743           1,589,529
                                                                         ------------        ------------
              Total assets                                               $159,320,365        $164,170,283
                                                                         ============        ============
              Liabilities and Stockholders' Equity
              ------------------------------------
Liabilities:
   Savings deposits:
        Interest bearing deposits                                        $119,110,770        $119,622,698
        Non interest bearing deposits                                       4,756,195           4,369,526
   Borrowings                                                              20,074,964          23,661,772
   Accrued expenses and other liabilities                                   1,574,743           3,091,467
                                                                         ------------        ------------
              Total liabilities                                           145,776,522         150,745,463

Stockholders' equity:
Preferred Stock-Series A Noncumulative Convertible Perpetual
 $0.01 par value authorized 1,000,000 shares with a liquidation
 preference of $25 per share; 103,566 and 106,073 shares outstanding            1,036               1,061
Additional paid-in-capital                                                  2,590,493           2,650,733
   Common stock $0.01 par value: authorized 4,000,000
     shares: issued and outstanding 333,135 and
     332,950 shares, respectively                                               3,331               3,330
  Additional paid-in capital                                                1,634,562           1,629,937
   Contra equity - Employee stock ownership plan                             (185,695)           (185,695)
   Contra equity - Management recognition plan                                (60,610)            (60,610)
   Deferred Compensation - Rabbi Trust                                        (77,544)            (77,544)
   Retained income, substantially restricted                                9,564,562           9,331,919
   Unrealized net holding gains on available-for-sale
      portfolios, net of taxes                                                 73,708             131,698
                                                                         ------------        ------------
              Total stockholders' equity                                   13,543,843           9,579,298
                                                                         ------------        ------------

              Total liabilities and stockholders' equity                 $159,320,365        $102,664,911
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

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)

                                                            FOR THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            -----------------------
                                                               2001         2000
                                                            ----------   ----------
Interest income:
    Loans receivable                                        $2,775,771   $2,046,218
    Mortgage-backed securities                                  88,755       78,401
    Investment securities                                       18,505        2,852
    Federal funds sold and other investments                   191,461       67,106
                                                            ----------   ----------
          Total interest income                              3,074,492    2,194,577
                                                            ----------   ----------
Interest expense:
    Savings deposits                                         1,374,329      842,995
    Borrowings                                                 326,729      242,873
                                                            ----------   ----------
          Total interest expense                             1,701,058    1,085,868
                                                            ----------   ----------

          Net interest income                                1,373,434    1,108,709
Provision for losses on loans                                  290,000       75,000
                                                            ----------   ----------
          Net interest income after provision
                   for losses on loans                       1,083,434    1,033,709

Noninterest income:
    Fees and service charges                                    84,979       67,262
     Net gain (loss) on sale of investments held for sale      174,470           --
     Net gain (loss) on sale of loans held for sale            337,025           --
    Net gain (loss) on sale of foreclosed real estate               --       17,145
    Other                                                        6,399        5,293
                                                            ----------   ----------
        Total noninterest income                               602,873       89,700
                                                            ----------   ----------

Noninterest expenses:
    Compensation and employee benefits                         711,752      503,350
    Insurance premiums                                          14,467       10,874
    Professional fees                                           48,281       37,115
    Equipment expense                                           46,444       32,841
    Net occupancy costs                                         53,508       22,489
    Advertising                                                 47,443       23,286
    Data processing                                             52,793       40,189
    Other                                                      174,111      123,697
                                                            ----------   ----------
          Total noninterest expense                          1,148,799      794,021
                                                            ----------   ----------
          Income before provision for income taxes             537,508      329,388
Provision for income taxes                                     209,680      127,212
                                                            ----------   ----------
          Net Income                                        $  327,828   $  202,176
                                                            ==========   ==========
          Basic earnings per share                          $     0.88   $     0.65
                                                            ==========   ==========
          Diluted earnings per share                              0.77         0.62

See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (UNAUDITED)

                                                        FOR THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        ------------------------
                                                           2001          2000
                                                        ---------      ---------
Net income                                              $ 327,828      $ 202,179
Other comprehensive income, net of tax:
  Unrealized net holding (losses)/gains on
    available-for-sale portfolios                          49,091         57,764
  Reclassification adjustment for gains
    Included in net income, net of tax                   (107,081)          --
                                                        ---------      ---------
Comprehensive income                                    $ 269,838      $ 259,943
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

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                      FOR THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                    ---------------------------
                                                                       2001              2000
                                                                    -----------     -----------
Cash flows from operating activities:
  Net income                                                       $    327,828    $    202,176
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                      35,929          33,213
       Provision for losses on loans                                    290,000          75,000
       Provision for Loss from sale of foreclosed real estate            10,000         (17,145)
       (Gain)Loss from sale of investment securities                   (174,470)             --
       (Gain)Loss from sale of loans held for sale                     (337,025)             --
        Amortization of premiums and discounts, net                     (42,335)          1,019
       Deferred loan origination fees, net of costs                     (33,178)        (70,942)
       (Increase)Decrease in deferred taxes,
           prepaid expenses and other assets                            166,795        (294,735)
       Decrease in accrued expenses and other liabilities            (1,256,874)       (923,314)
                                                                    -----------     -----------
         Net cash used in operating activities                       (1,013,330)     (1,003,728)
                                                                    -----------     -----------

Cash flows from investing activities:
  Loan principal disbursements, net of repayments                        29,707        (621,364)
  Proceeds from sale of real estate owned                                    --          72,113
  Proceeds from sale of investment securities available for sale      2,136,416              --
  Proceeds from sale of loans available for sale                     10,251,164
  Purchase of property and equipment                                    (10,444)        (10,136)
  Principal repayment on mortgage-backed securities
    available-for-sale                                                  423,734         125,991
                                                                    -----------     -----------
       Net cash provided by (used) in investing activities           12,830,577        (433,396)

Cash flows from financing activities:
  Net increase (Decrease) in deposits                                   (98,095)      1,686,188
  Net increase (Decrease) in borrowings                              (3,599,999)      1,000,000
  Preferred Stock repurchase                                            (55,639)             --
  Dividends paid                                                        (95,185)        (45,653)
                                                                    -----------     -----------
         Net cash (used in) provided by financing activities         (3,848,918)      2,640,535
                                                                    -----------     -----------

  Net increase in cash and cash equivalents                        $  7,968,329    $  1,203,411
  Cash and cash equivalents at beginning of period                   11,160,631       3,437,783
                                                                    -----------     -----------
  Cash and cash equivalents end of period                           $19,128,960     $ 4,611,194
                                                                    ===========     ===========
Supplemental information:
  Interest paid on deposits and borrowed funds                        1,701,058       1,085,002
  Income taxes paid                                                      77,500               0
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

Note 3:   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Bank's Annual report of form 10-KSB for the year ended June 30, 2001.

Note 4:   Cash and Cash Equivalents

Cash equivalents include short-term investments with an original maturity of 90 days or less which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

Note 5:   Regulatory Capital Requirements

At September 30, 2001, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at September 30, 2001 (in thousands).

                                                                               Well Capitalized Under
                                                             For Capital          Prompt Corrective
                                          Actual            Adequacy Purposes     Action Provision
                                    -------------------     -----------------  ---------------------
                                    Amount          %       Amount        %      Amount         %
                                    ----------------------------------------------------------------
Total Capital (to Risk
  Weighted Assets)                   $ 13,023     13.59%   $7,667      8.00%     $ 9,584       10%

Tier 1 Capital (to Risk
   Weighted Assets)                   $11,823     12.34%   $3,884      4.00%     $ 5,751        6%

Tier 1 Capital (to Average
    Assets)                           $11,823      7.52%   $6,291      4.00%     $ 7,864        5%

Note 6  Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

                                                 Three Months Ended                  Three Months Ended
                                                 September 30, 2001                   September30,2001
                                             Basic             Diluted               Basic        Diluted
                                             -------------------------               --------------------
Net Income                                   327,828          327,828                202,176        202,176
Preferred Stock Dividends                     48,547               --                     --             --
                                             -------          -------                -------        -------
Net Income Available to Common               279,281          327,828                202,176        202,176

Weighted average shares outstanding          315,753          315,753                311,683        311,683

Diluted Securities:
  Preferred Stock                                             103,381                     --             --
  MRP Shares                                                       23                  8,398          8,398
  Options                                                       8,032                  4,784          4,784
-----------------------------------------------------------------------------------------------------------

Adjusted Weighted Average Shares             315,753          427,189                324,865        324,865

Per Share Amount                                0.88             0.77                   0.65           0.62

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

RECENT ACQUISITION

On November 13, 2000, the Company completed its acquisition of Northfield Bancorp, Inc., the parent company of Northfield Federal Savings Bank. Under the terms of the agreement of merger, each share of Northfield Bancorp common stock outstanding at the effective time of the merger was canceled and converted into the right to receive $12.50 in cash and .24 shares of Patapsco Bancorp's Series A Noncumulative Convertible Perpetual Preferred Stock. At any time after issuance, this preferred stock can be convertible into shares of Patapsco Bancorp common stock, on a one for one basis. Each share of Patapsco Bancorp's outstanding preferred stock earns dividends at the annual rate of 7.5% of its liquidation preference of $25.00 per share. Dividends are noncumulative, which means that if the Company's Board does not pay dividends for a quarterly period, it is not obligated to pay a dividend for that period at a later date. After five years from the date of issuance of the Patapsco Bancorp preferred stock, Patapsco Bancorp may redeem some or all of the outstanding Patapsco Bancorp preferred stock at $25.00 per share plus any declared but unpaid dividends for the then current quarter.

The combination was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition, November 13, 2000. Fair value adjustments on the assets and liabilities purchased are being amortized over the estimated lives of the related assets and liabilities. The excess of the purchase price over the estimated fair value of the underlying net assets of $1,958,072 was allocated to goodwill and was being amortized over 15 years, using the straight-line method. On July 1, 2001, the Company adopted FAS 142, Goodwill and Other Intangible Assets and will no longer amortize goodwill on a monthly basis. Goodwill will be tested for impairment on an annual basis.

The following unaudited pro forma condensed consolidated financial information reflects the results of operations of the Company for the year ended June 30, 2001 and for the three months ended September 30, 2000 as if the transaction had occurred at the beginning of each period presented. These pro forma results are not necessarily indicative of what the Company's results of operations would have been had the acquisition actually taken place at the beginning of each period presented.

                                                 Twelve Months Ended               Three Months Ended
                                                      June 30,2001                 September 30, 2000
                                                      ------------                 ------------------
Net Interest Income                                    $5,540,460                       $1,465,158
Net Income                                              1,032,896                          260,466
Diluted net Income per share                                $2.56                            $0.48

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company adopted the provisions of SFAS 142 in the first quarter of fiscal 2002. Management believes that they will not have to recognize an impairment upon completion of their test and goodwill will no longer be amortized. Goodwill amortization for the quarter ended September 30, 2001 would have been $33,582. Goodwill will be tested for impairment in the quarter ended December 31, 2001.


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND JUNE 30, 2001

The Company's assets decreased by $4.9 million, or 2.9% to $159.3 million at September 30, 2001 from $164.2 million at June 30, 2001. Cash generated from the sale of loans and investment securities held for sale was used to pay down borrowings, fund escrow disbursements for property insurance of mortgage customers and to fund a slight decrease in deposits. Cash and equivalents increased approximately $8.0 million or 72% to $19.1 million at September 30, 2001 from $11.1 million at June 30, 2001. Loans held for sale decreased $9.9 million and investments held for sale decreased $2.0 million. The mortgage loans were sold in order to reduce the amount of long-term fixed rate assets in the portfolio and to accelerate the transformation of the Company's balance sheet to one more resembling a commercial bank. The sale of the investment securities, primarily callable corporate bonds, was initiated in order to take the gains in the portfolio before the bonds were called.

Total borrowings have decreased by $3.6 million of 15.2% to $20.1 million at September 30,2001 from $23.7 million at June 30. Borrowings from the Federal Home Loan Bank of Atlanta are being repaid as they come due. Other liabilities, primarily escrow accounts for property taxes and insurance held for our mortgage customers decreased by $1.5million or 48.4% to $1.6million at September 30 from $3.1 million ate June 30, 2001.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Net Income
----------

The Company's net income increased by $126,000 or 62.2% to $328,000 for the quarter ended September 30, 2001 from $202,000 for the quarter ended September 30, 2000. The increase in the Company's net income during the three-month period was due to a $265,000 or 23.9% increase in net interest income before the provision for loan losses, a $513,000 or 572.1% increase in noninterest income, somewhat offset by a $355,000 or 44.7% increase in noninterest expense and a $215,000 or 286.7% increase in the provision for loan losses.

Interest Income
---------------

Total interest income increased by $880,000 or 40.1% to $3.1 million for the quarter ended September 30, 2001 from $2.2 million for the quarter ended September 30, 2000. The increases in interest income resulted from the increase in the Company's average earning assets offsetting lower yields on earning assets. Earning assets increased approximately $57 million as a result of the Northfield acquisition. The yield on earning assets decreased by 75 basis points to 7.91% in the quarter ended September 30, 2001 compared to 8.66% in the quarter ended September 30, 2000. The increase in earning assets is responsible for $950,000 of the increase in interest income that was somewhat offset by a decrease in $70,000 in interest income resulting from lower rates on earning assets.

Interest income on loans receivable increased by $730,000 or 35.6% to $2.8 million for the quarter ended September 30, 2001 from $2.0 million for the quarter ended September 30, 2000. The increase in interest income on loans receivable during the three-month period is due to the increase in the average balance of loans receivable offsetting a decrease in the average yield on the loan portfolio. During the three months ended September 30, 2001 as compared to the same period ended September 30, 2000 the average loans receivable balance increased by $36.5 million or 39.9% to $128.3 million from $91.7 million and the average yield decreased by 27 basis points to 8.59% from 8.86%. The increase in average loans receivable is primarily due to the acquisition of Northfield offset by the sale of approximately $10 million in loans in the quarter ended September 30, 2001.

Interest income on investment securities increased by $16,000 or 548.8% primarily due to the securities acquired in the Northfield transaction.

Interest income on mortgage-backed securities increased by $10,000 or 13.2% in the quarter ended September 30, 2001 to $89,000 from $78,000 in the quarter ended September 30, 2000 primarily due to the higher volume of these securities acquired in the Northfield transaction.

Interest income on federal funds sold and other investments increased by $124,000 or 185.3% to $191,000 for the quarter ended September 30, 2001 from $67,000 for the quarter ended September 30, 2000 primarily due to the increased volume of fed funds resulting from the sale of the loans and investment securities held for sale.

Interest Expense
----------------

Total interest expense increased by $615,000 or 56.6% to $1.7 million for the quarter ended September 30, 2001 from $1.1 million for the quarter ended September 30, 2000. Interest expense on deposits increased $531,000 or 63.0% in the quarter due mostly to higher average balances. Interest expense on borrowings, primarily from the Federal Home Loan Bank of Atlanta increased $84,000 or 34.5% due to the increase in volume resulting from the borrowings assumed in the Northfield acquisition and those needed to fund the transaction.

Net Interest Income
-------------------

The Company's net interest income increased by $265,000 or 23.9% to $1.4 million for the quarter ended September 30, 2001 from $1.1 million for the quarter ended September 30, 2000. The increase in net interest income during the comparable three- month period was due to higher balances partially offset by an 85 basis point decrease in the net interest margin to

3.53% from 4.38%. The decrease in the net interest margin is due to an increase in short-term, liquid assets resulting from the sale of loans and investment securities, the purchase of Northfield, competitive pressure on loan and deposit rates and the falling interest rate environment. The falling interest rate environment resulted in the Company generating substantial gains on the sale on loans and investment securities held for sale, however, the proceeds are primarily invested in overnight investments at historically low rates. The assets of Northfield consisted primarily of first mortgage loans that yielded lower rates than the assets of the Patapsco Bank. The Bank is endeavoring to convert these assets to higher yielding commercial mortgage, commercial business and consumer loans. With the economy in or teetering on recession, the demand for such loans of acceptable quality is not high enough to put the Company's excess cash balances to work. In the meantime, borrowings are being paid down and deposit rates have been dramatically lowered.

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

                                                                     THREE MONTHS ENDED SEPTEMBER 30, (1)
                                               ----------------------------------------------------------------------------
                                                             2001                                       2000
                                               ------------------------------------     -----------------------------------
                                               AVERAGE                      AVERAGE     AVERAGE                    AVERAGE
                                               BALANCE      INTEREST         RATE       BALANCE       INTEREST       RATE
                                               -------      --------        -------     -------       --------     --------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable (2)                        $128,259       2,776          8.59%       91,660         2,046         8.86%
   Mortgage-backed securities                     5,409          89          6.51         4,489            78         6.93
   Investment securities                            949          18          7.74           466             3         2.45%
   Federal funds sold and other
      interest-earning assets                    19,686         191          3.86%        3,919            68         6.96%
                                               --------      ------                    --------       -------
Total interest earning assets                   154,302       3,074          7.91%      100,534         2,195         8.66%
                                                             ------        ------                     -------       ------
Noninterest-earning assets                        5,812                                   2,639
                                               --------                                --------
Total assets                                   $160,114                                $103,173
                                               ========                                ========

Interest-bearing liabilities:
Interest-bearing deposits (3)                  $119,985      $1,374          4.54%     $ 73,752       $   843         4.53%
Borrowings                                       21,116         327          6.05%       15,617           243         6.17%
                                               --------      ------                    --------       ------
Total interest-bearing liabilities              141,102       1,701          4.78%       89,369         1,086         4.82%
                                                             ------        ------                     -------       ------
Noninterest-bearing liabilities                   5,554                                   4,164
                                               --------                                --------
Total liabilities                               146,656                                  93,533
Stockholders' equity                             13,458                                   9,640
                                               --------                                --------
    Total liabilities and stockholders'
      equity                                   $160,114                                $103,173
                                               ========                               =========

Net interest income                                          $1,373                                   $ 1,109
                                                             ======                                   =======
Interest rate spread                                                        3.13%                                     3.84%
                                                                         =======                                    ======
Net yield on interest-earning assets                                        3.53%                                     4.38%
                                                                         =======                                    ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                109.36%                                    112.49%
                                                                         =======                                    ======

-----------
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.
(3)  Includes interest-bearing escrow accounts.

Provision for Loan Losses
-------------------------

Provision for Loan losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for loan losses. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," or ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." The adequacy of the allowance for loan losses is determined through a continuous review of the loan and lease portfolio and considers factors such as prior loss experience, type of collateral, industry standards, past due loans in the Company's loan portfolio, current economic conditions, both national and local, and other factors unique to particular loans and leases. The Company's management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio.

     The provision for loan losses was $290,000 in the quarter ended September 30, 2001, compared to $75,000 for the quarter ended September 30, 2000. Due to the increased provision and the sale of loans, The Company's allowance for loan losses has increased as a percentage of total loans outstanding to 1.04% at September 30, 2001 from 0.88% at June 30, 2001. The Company's allowance for loan losses as a percentage of nonperforming loans was 587.28% at September 30, 2001 as compared to 660.4% at June 30, 2001.

     The following table shows the activity in the allowance for loan losses.

                                                                 THREE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                               2001         2000
                                                               ----         ----
Allowance for loan losses, beginning of period                $1,161         743

Provision for loan losses                                        290          75

Loans Charged Off:
         Consumer                                                 49          33
         Real Estate                                               0           0
         Commercial                                               76          17
                                                              ------      ------
  Total Charge-Offs                                              124          50
Recoveries:
         Consumer                                                 13          10
         Real Estate                                               0           0
         Commercial                                                0           0
                                                              ------      ------
  Total Recoveries                                                13          10
                                                              ------      ------

Allowance for loan losses, end of period                      $1,340      $  778
                                                              ======      ======

Noninterest Income
------------------

The Company's noninterest income consists of deposit fees, service charges, late fees and gains on the sale of loans, securities and repossessed real estate. Total noninterest income increased by $513,000 or 572.1% to $603,000 for the quarter ended September 30, 2001 from $90,000 for the quarter ended September 30, 2000. The increase in noninterest income is primarily the result of the $337,000 gain on the sale of loans held for sale and the $174,000 gain on the sale of investment securities held for sale. In the quarter ended September 30, 2000, the Company generated a $17,000 gain on the sale of repossessed real estate. Absent these gains, noninterest income increased $19,000 or 25.9% in the comparative quarter. This increase is primarily due to the higher balance and number of deposit accounts. The number of accounts has grown substantially due to the Northfield acquisition.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $355,000 or 44.7% to $1.1 million for the quarter ended September 30, 2001 from $794,000 for the quarter ended September 30, 2000. Increases in all categories primarily result from Northfield acquisition. The growth in noninterest expenses is expected to slow as the Northfield operation has been integrated and for the most part, brought in line with the operations of the Patapsco Bank.

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

The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At September 30, 2001, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $19.1 million. In addition, the Company has approximately $5.4 million of investment securities classified as available-for-sale.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $2.8 million. Certificates of deposit that are scheduled to mature in less than one year at September 30, 2001 totaled $58.6 million. Historically, a high percentage of maturing deposits have remained with the Company. However, due the Company's high level of liquidity, rates paid on certificates are being aggressively lowered. This may result in some customers withdrawing their certificates in order to chase yields at other financial institutions.

The Company's primary sources of funds are deposits and proceeds from maturing investment securities and mortgage-backed securities and principal and Finterest payments on loans. While maturities and scheduled amortization of mortgage-backed securities and loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.

The Company's primary sources of cash provided from investing activities during the three months ended September 30, 2001 was the $10million form the sale of loans held for sale and the $2.0 million from the sale if investments securities held for sale.

The Company's primary use of cash in financing activities during the three months ended September 30, 2001 consisted of a $0.1 million decrease in deposits and a $3.6 million decrease in borrowed money.

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

        (a)  EXHIBITS. None

        (b)  REPORTS ON FORM 8-K.  None.

                                   Signatures


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PATAPSCO BANCORP, INC.



Date:  November 13, 2001              /s/ Joseph J. Bouffard
                                      -----------------------------------------
                                      Joseph J. Bouffard
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




Date: November 13, 2001               /s/ Michael J. Dee
                                      -----------------------------------------
                                      Michael J. Dee
                                      Chief Financial Officer & Controller
                                      (Principal Financial Officer)