Form 10QSB/A
period 2001-09-30
PATAPSCO BANCORP INC
filed 2001-12-05
CIK 1003961

United States Securities and Exchange Commission
                             Washington, D. C. 20549


                                 FORM 10 - QSB/A
                                 Amendment No. 1


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

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                          SEPTEMBER 30         JUNE 30,
                                                                              2001                2001
                                                                         -------------        ------------
              Assets
              ------
Cash:
     On hand and due from banks                                          $  2,654,419        $  2,710,768
     Interest bearing deposits in other banks                              10,275,026           2,630,770
Federal funds sold                                                          6,199,515           5,819,093
Investment securities, at fair value                                          199,804           2,188,212
Mortgage-Backed Securities, at fair value                                   5,192,280           5,679,605
Loans available for sale                                                           --           9,914,139
Loans receivable, net                                                     127,571,062         127,833,940
Investment in securities required by law, at cost                           1,903,350           1,903,350
Property and equipment, net                                                 1,167,941           1,193,425
Goodwill                                                                    1,869,691           1,869,691
Deferred income taxes                                                         712,535             838,061
Accrued interest, prepaid expenses and other assets                         1,574,743           1,589,529
                                                                         ------------        ------------
              Total assets                                               $159,320,365        $164,170,283
                                                                         ============        ============
              Liabilities and Stockholders' Equity
              ------------------------------------
Liabilities:
   Savings deposits:
        Interest bearing deposits                                        $119,110,770        $119,622,698
        Non interest bearing deposits                                       4,756,195           4,369,526
   Borrowings                                                              20,074,964          23,661,772
   Accrued expenses and other liabilities                                   1,834,593           3,091,467
                                                                         ------------        ------------
              Total liabilities                                           145,776,522         150,745,463

Stockholders' equity:
Preferred Stock-Series A Noncumulative Convertible Perpetual
 $0.01 par value authorized 1,000,000 shares with a liquidation
 preference of $25 per share; 103,566 and 106,073 shares outstanding            1,036               1,061
Additional paid-in-capital                                                  2,590,493           2,650,733
   Common stock $0.01 par value: authorized 4,000,000
     shares: issued and outstanding 333,135 and
     332,950 shares, respectively                                               3,331               3,330
  Additional paid-in capital                                                1,634,562           1,629,937
   Contra equity - Employee stock ownership plan                             (185,695)           (185,695)
   Contra equity - Management recognition plan                                (60,610)            (60,610)
   Deferred Compensation - Rabbi Trust                                        (77,544)            (77,544)
   Retained income, substantially restricted                                9,564,562           9,331,919
   Unrealized net holding gains on available-for-sale
      portfolios, net of taxes                                                 73,708             131,698
                                                                         ------------        ------------
              Total stockholders' equity                                   13,543,843           9,579,298
                                                                         ------------        ------------

              Total liabilities and stockholders' equity                 $159,320,365        $102,664,911
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


                                      PATAPSCO BANCORP, INC.




Date:  December 5, 2001               /s/ Joseph J. Bouffard
                                      -----------------------------------------
                                      Joseph J. Bouffard
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




Date: December 5, 2001                /s/ Michael J. Dee
                                      -----------------------------------------
                                      Michael J. Dee
                                      Chief Financial Officer & Controller
                                      (Principal Financial Officer)