Form 10QSB
period 2001-12-31
PATAPSCO BANCORP INC
filed 2002-02-12
CIK 1003961

United States Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to ___________


                         Commission File Number: 0-28032


                             PATAPSCO BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


             MARYLAND                                         52-1951797
---------------------------------                         ------------------
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
past 90 days.

     As of February 8, 2002, the issuer had 366,685 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

         Yes                                No    X
              -------                          -------

         CONTENTS
         --------

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
         ---------------------


Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at December 31,
              2001 And June 30, 2001                                          3

         Consolidated Statements of Income for the Six and Three-Month
              Periods Ended December 31, 2001 and 2000                        4

         Consolidated Statements of Comprehensive Income for the Six
              and Three-Month Periods Ended December 31, 2001 and 2000        5

         Consolidated Statements of Cash Flows for the Six-Month Periods
              Ended December 31, 2001 and 2000                                6

         Notes to Financial Statements                                        7


Item 2.  Management's Discussion and Analysis or Plan of Operations           8


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities and Use of Proceeds                           15

Item 3.  Defaults Upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security-Holders                 15

Item 5.  Other Information                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                          DECEMBER 31,            JUNE 30,
                                                                        2001 (UNAUDITED)            2001
                                                                        ----------------        ------------

                                      Assets
                                      ------
Cash:
     On hand and due from banks                                          $   2,626,766         $  2,710,768
     Interest bearing deposits in other banks                               11,702,079            2,630,770
Federal funds sold                                                           3,404,000            5,819,093
Investment securities, at fair value                                         3,410,123            2,188,212
Mortgage Backed securities, at fair value                                    4,554,201            5,679,605
Loans held for sale                                                                 --            9,914,139
Loans receivable, net                                                      122,173,853          127,833,640
Investment in securities required by law, at cost                            1,903,350            1,903,350
Property and equipment, net                                                  1,136,866            1,193,425
Goodwill                                                                     1,869,691            1,869,691
Deferred income taxes                                                          754,101              838,061
Accrued interest, prepaid expenses and other assets                          1,328,311            1,589,529
                                                                          ------------         ------------
              Total assets                                                $154,863,341         $164,170,283
                                                                          ============         ============

                   Liabilities and Stockholders' Equity
                   ------------------------------------
Liabilities:
   Savings deposits:
        Interest bearing deposits                                         $117,984,359         $119,622,698
        Non interest bearing deposits                                        5,159,289            4,369,526
   Borrowings                                                               16,788,399           23,661,772
   Accrued expenses and other liabilities                                    1,309,269            3,091,467
                                                                          ------------         ------------
              Total liabilities                                            141,241,316          150,745,463

Stockholders' equity:
    Preferred stock-Series A Noncumulative Convertible Perpetual
      $0.01 par value; authorized 1,000,000 shares with a
      liquidation preference of $25 per share; 103,397 and 106,073
      shares outstanding, respectively                                           1,034                1,061

Additional paid-in capital                                                   2,586,270            2,650,733
   Common stock $0.01 par value: authorized 4,000,000
     shares: issued and outstanding 366,685 and
     332,950 shares, respectively                                                3,667                3,330
  Additional paid-in capital                                                 2,511,365            1,629,937
   Contra equity - Employee stock ownership plan                              (185,695)            (185,695)
   Contra equity - Management recognition plan                                      --              (60,610)
   Contra equity - stock held by Rabbi Trust                                   (77,544)             (77,544)
   Retained income, substantially restricted                                 8,778,026            9,331,919
   Unrealized net holding losses on available-for-sale
      portfolios, net of taxes                                                   4,902              131,689
                                                                          ------------         ------------
               Total stockholders' equity                                   13,622,025           13,424,820
                                                                          ------------         ------------

              Total liabilities and stockholders' equity                  $154,863,341         $164,170,283
                                                                          ============         ============
                                       3

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)

                                                      FOR SIX MONTHS ENDED     FOR THREE MONTHS ENDED
                                                           DECEMBER 31,              DECEMBER 31,
                                                     -----------------------   -----------------------
                                                        2001         2000        2001          2000
                                                     ----------   ----------   ----------   ----------
Interest income:
    Loans receivable                                 $5,422,740   $4,650,502   $2,646,967   $2,604,284
    Mortgage-backed securities                          167,757      179,515       79,003      101,674
    Investment Securities                                93,252      104,786       42,920       83,885
    Federal funds sold and other investments            262,606      100,223      102,972       51,167
                                                     ----------   ----------   ----------   ----------
          Total interest income                       5,946,355    5,035,026    2,871,862    2,841,010
                                                     ----------   ----------   ----------   ----------

Interest expense:
    Savings deposits                                  2,604,252    2,013,705    1,232,707    1,173,100
    Borrowings & Other                                  627,400      630,761      297,886      385,499
                                                     ----------   ----------   ----------   ----------
          Total interest expense                      3,231,652    2,644,466    1,530,593    1,558,599
                                                     ----------   ----------   ----------   ----------

          Net interest income                         2,714,703    2,390,560    1,341,269    1,282,411
Provision for losses on loans                           380,000      240,000       90,000      165,000
                                                     ----------   ----------   ----------   ----------
          Net interest income after provision
                   for losses on loans                2,334,703    2,150,560    1,251,269    1,117,411

Noninterest income:
    Fees and service charges                            173,869      147,835       88,890       80,573
    Net gain on sales of securities                     174,470       37,473           --       37,473
    Net gain on sale of loans                           337,025           --           --           --
    Net gain on sale of repossessed real estate              --       17,145           --           --
    Other                                                 8,907       12,568        2,509        7,276
                                                     ----------   ----------   ----------   ----------
        Total noninterest income                        694,272      215,021       91,399      125,322
                                                     ----------   ----------   ----------   ----------

Noninterest expenses:
    Compensation and employee benefits                1,321,453    1,025,489      609,701      521,959
    Insurance premiums                                   30,606       21,712       16,139       10,839
    Professional fees                                    93,030       58,293       44,749       21,178
    Equipment expense                                   112,157       67,828       65,713       34,955
    Occupancy Expense                                   102,322       52,778       48,814       30,289
    Advertising                                          81,053       68,340       33,610       45,054
    Data processing                                     102,367       80,248       49,574       40,059
    Goodwill Amortization                                    --       24,893           --       24,893
    Other                                               347,144      268,083      173,031      144,981
                                                     ----------   ----------   ----------   ----------
          Total noninterest expense                   2,190,130    1,667,664    1,041,331      874,207
                                                     ----------   ----------   ----------   ----------
          Income before provision for income taxes      838,845      697,917      301,337      368,526
Provision for income taxes                              324,739      271,273      115,059      144,061
                                                     ----------   ----------   ----------   ----------
          Net Income                                 $  514,106   $  426,644   $  186,278   $  224,465
                                                     ==========   ==========   ==========   ==========
          Basic earnings per share                   $     1.18   $     1.15   $     0.39   $     0.56
                                                     ==========   ==========   ==========   ==========
          Diluted earnings per share                 $     1.08   $     1.10   $     0.39   $     0.54
                                                     ==========   ==========   ==========   ==========

See accompanying notes to financial statements

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (UNAUDITED)

                                                      FOR SIX MONTHS ENDED     FOR THREE MONTHS ENDED
                                                           DECEMBER 31,              DECEMBER 31,
                                                     -----------------------   -----------------------
                                                        2001         2000        2001          2000
                                                     ----------   ----------   ----------   ----------
Net income                                           $ 514,106     $ 426,644    $186,278    $224,465
Other comprehensive income, net of tax:
  Unrealized net holding (losses)/gains on
    available-for-sale portfolios                      101,409       122,746     (68,806)     64,982

Reclassification adjustment for gains
    Included in net income, net of tax                (107,081)           --          --          --
                                                     ---------     ---------    --------    --------

Comprehensive income                                 $ 508,434     $ 549,390    $117,472    $289,447
                                                     =========     =========    ========    ========

See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                             FOR SIX MONTHS ENDED
                                                                                DECEMBER  31,
                                                                         ----------------------------
                                                                             2001            2000
                                                                         ------------    ------------
Cash flows from operating activities:
  Net income                                                             $    514,106    $    426,644
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                            73,352          68,002
       Provision for losses on loans                                          380,000         240,000
       Provision for loss on foreclosed real estate                            10,000              --
       Goodwill Amortization                                                       --          24,893
       Gain on Sale of repossessed real estate                                     --          17,145
       Gain  on  sale  of  investment  & mortgage backed securities          (174,470)         37,473
       Gain from sale of loans held for sale                                 (337,025)             --
       Amortization of premiums and discounts, net                            189,669          12,187
       Non-cash compensation under stock-based benefit plans                   60,610              --
       Deferred loan origination fees, net of costs                            18,975        (141,739)
       (Increase) Decrease in deferred taxes,
           prepaid expenses and other assets                                  414,970        (559,704)
       Decrease in accrued expenses and other liabilities                  (1,782,198)       (682,212)
                                                                         ------------    ------------
         Net cash used in operating activities                               (632,011)       (176,160)
                                                                         ------------    ------------

Cash flows from investing activities:
  Loan principal disbursements, net of repayments                           5,056,533      (5,433,940)
  Proceeds from sale of loans available for sale                           10,251,164              --
  Proceeds from sale of repossessed real estate                                    --          72,116
  Proceeds from sale of investments available for sale                      2,004,510       3,118,135
  Proceeds from sale of mortgage-backed securities available for sale              --         248,297
  Purchase of investment security available-for-sale                       (3,255,664)             --
  Purchase of stock in Federal Home Loan Bank of Atlanta                           --        (240,000)
  Purchase of property and equipment                                          (16,793)        (49,411)
  Cash consideration in the Northfield acquisition, net                            --      (4,380,673)
  Principal repayment on mortgage-backed securities available for sale      1,121,769         183,374
                                                                         ------------    ------------
        Net cash used in investing activities                              15,161,519      (6,482,102)

Cash flows from financing activities:
  Net increase (decrease) in deposits                                        (806,570)      2,682,372
  Net increase (decrease) in borrowings                                    (6,900,000)      8,336,103
  Preferred Stock repurchase                                                  (55,638)        (11,976)
  Dividends paid                                                             (195,086)        (91,670)
                                                                         ------------    ------------
         Net cash (used in) provided by financing activities               (7,957,294)     10,914,829
                                                                         ------------    ------------

  Net increase (decrease) in cash and cash equivalents                   $  6,572,214    $  4,256,567
  Cash and cash equivalents at beginning of period                         11,160,631       3,437,783
                                                                         ------------    ------------
  Cash and cash equivalents end of period                                $ 17,732,845    $  7,694,350
                                                                         ============    ============
Supplemental information:
  Interest paid on deposits and borrowed funds                              3,200,209       2,556,229
  Income taxes paid                                                           541,800         140,000
  Preferred  Stock  issued for  acquired company                                   --       2,731,308
  Stock Dividend paid                                                         872,913              --

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

Note 3:   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the six and three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire year.

Note 4:   Cash and Cash Equivalents

Cash equivalents include short-term investments, which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

Note 5:  Regulatory Capital Requirements

At December 31, 2001, the Company met each of the three minimum regulatory capital requirements. The following table summarizes the Company's regulatory capital position at December 31, 2001 (in thousands).

                                                                                  Well Capitalized Under
                                                                For Capital          Prompt Corrective
                                         Actual              Adequacy Purposes        Action Provision
                                  ---------------------     -------------------   -----------------------
                                  Amount            %       Amount         %      Amount          %
                                 -----------------------------------------------------------------------
Total Capital (to Risk
  Weighted Assets)               $12,188          12.74%     $7,651      8.00%    $9,563         10%

Tier 1 Capital (to Risk
   Weighted Assets)              $10,993          11.49%     $3,825      4.00%    $5,738          6%

Tier 1 Capital (to Average
    Assets)                      $10,993           7.13%     $6,163      4.00%    $7,704          5%

Note 6:  Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

                                                       Six Months Ended          Three Months Ended
                                                      December 31, 2001          December 31, 2001
                                                     Basic        Diluted       Basic         Diluted
                                                     ---------------------      ----------------------
Net Income                                           416,990    514,106         137,705        186,275

Weighted average shares outstanding                  351,953    351,953         354,645        354,645

Diluted Securities:
  Preferred Stock                                               103,615                        103,432
  MRP Shares                                                         82                            198
  Options                                                        20,516                         23,275
------------------------------------------------------------------------------------------------------
Adjusted Weighted Average Shares                     351,953    476,167         354,645        481,550

Per Share Amount                                        1.18       1.08            0.39           0.39

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


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND JUNE 30, 2001

The Company's assets decreased by $9.3 million, or 5.7% to $154.9 million at December, 31, 2001 from $164.2 million at June 30, 2001. Cash generated from the sale of loans and investment securities held for sale and paydowns in the residential mortgage portfolio was used to pay down borrowings, fund a $1.6 million outflow of deposits, primarily high cost certificate accounts and to fund escrow disbursements for property insurance of mortgage customers. Cash and equivalents increased approximately $6.6 million or 59% to $17.1 million at December 31, 2001 from $11.1 million at June 30, 2001. Loans held for sale decreased $9.9 million and investments held for sale increased $1.2 million. The mortgage loans were sold in order to reduce the amount of long-term fixed rate assets in the portfolio and to accelerate the transformation of the Company's balance sheet to one more resembling a commercial bank. The sale of the investment securities, primarily callable corporate bonds, in the first quarter of the Company's fiscal year has been offset by the subsequent purchase of $3.2 million of U.S. Government, agency and corporate securities.

Total borrowings have decreased by $6.9 million or 29.1% to $16.8 million at December 31, 2001 from $23.7 million at June 30. Borrowings from the Federal Home Loan Bank of Atlanta are being repaid as they come due. Additionally, the loan at the holding company has been paid down $0.5 million to $1.2 million at December 31,

2001. Other liabilities, primarily escrow accounts for property taxes and insurance held for our mortgage customers decreased by $1.8 million or 57.7% to $1.3 million at December 31 from $3.1 million ate June 30, 2001.


COMPARISON OF OPERATING RESULTS FOR THE QUARTERS AND SIX MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Net Income
----------

The Company's net income decreased by $38,000 or 17.0% to $186,000 for the quarter ended December 31, 2001 from $224,000 for the quarter ended December 31, 2000. The Company's net income increased by $87,000 or 20.1% to $514,000 for the six months ended December 31, 2001 from $427,000 for the six months ended December 31, 2000. The decrease in the Company's net income during the comparable three-month period is a result of higher net interest income of $134, 000 being offset by lower noninterest income, $34,000 and higher operating expenses,$167,000. Noninterest income in the comparable quarter included a $37,000 gain on the sale of investment securities available for sale. Noninterest expenses in the quarter ended December 31, 2001 were impacted by the compensation and professional fee expenses associated with the termination of a directors deferred compensation plan as well as higher equipment expenses. The rate of increase in operating expenses in the quarter ended December 31, 2001 is not expected to continue in the future. The increase in the Company's net income in the comparable six-month periods is also a result of higher net interest and noninterest income exceeding the increase in operating expenses and the provision for loan losses.

Interest Income
---------------

Total interest increased by $31,000 or 1.1% to $2.87 million for the quarter ended December 31, 2001 from $2.84 million for the quarter ended December 31, 2000. Total interest income increased by $0.9 million or 18.1% to $5.9 million for the six months ended December 31, 2001 from $5.0 million for the six months ended December 31, 2000. The increases in interest income resulted primarily from the growth in the volume of earning assets offsetting the decrease in the yield on earning assets in both the three and six month periods. The average balance of earning assets in the three months increased by $18.3 million to $150.5 million in the comparable three month period while the yield on earning assets decreased 96 basis points to 7.57% in the same period. For the comparative six-month period, the Company's average yield on assets decreased 90 basis points to 7.74% and the Company's average balance of interest-earning assets increased by $36.2 million. In the three and six month periods ended December 31, 2000, average earning assets only included the assets acquired from Northfield Bancorp for approximately one and a half months.

Interest income on loans receivable increased by $43,000 or 1.6% to $2.64 million for the quarter ended December 31, 2001 from $2.6 million for the quarter ended December 31, 2000. Interest income on loans receivable increased by $0.8 million or 16.6% to $5.4 million for the six months ended December 31, 2001 from $4.6 million for the six months ended December 31, 2000. The increase in interest income on loans receivable during the three and six month periods is due to increases in the average balances on loans receivable offsetting decreases in the yields earned on the loan portfolio. During the three months ended December 31, 2001 as compared to the same period ended December 31, 2000 the average loans receivable balance increased by $7.3 million or 6.1% to $125.9 million from $118.7 million and the average yield decreased by 37 basis points to 8.34% from 8.71%. During the six months ended December 31, 2001 as compared to the same period ended December 31, 2000 the average balance of loans receivable increased by $21.9 million or 20.8% to $127.1 million from $105.1million and the average yield decreased by 37 basis points to 8.45% from 8.82%.

Interest income on investment securities decreased by $41,000 to $43,000 and by $12,000 to $93,000 in the three and six month periods ended December 31, 2001, respectively primarily due to the sale of investment securities in the Company's first fiscal quarter.

Interest income on mortgage-backed securities decreased by $23,000 to $ 79,000 and by $12,000 to $168,000 in the three and six month periods ended December 31, 2001, respectively.

Interest income on federal funds sold and other investments increased by $52,000 or 101.2% to $103,000 for the quarter ended December 31, 2001 from $51,000 for the quarter ended December 31, 2000. Interest income on federal funds sold and other investments increased by $162,000 or 162.0% to $263,000 for the six months ended December 31, 2001 from $100,000 for the six months ended December 31, 2000. The primary reason for the increases in the three and six month periods was the increase in the average balances due to the sale and payoff of first mortgage loans.

Interest Expense
----------------

Total interest expense decreased by $28,000 or 1.8% to $1.53 million for the quarter ended December 31, 2001 from $1.59 million for the quarter ended December 31, 2000. Total interest expense increased by $0.6 million or 22.2% to $3.2 million for the six months ended December 31, 2001 from $2.6 million at December 31, 2000. The decrease in interest expense during the comparable quarterly periods was primarily due to lower rates on interest bearing liabilities offsetting higher average volumes. The increase in interest expense in the comparable six month periods is due to higher average volumes offsetting lower rates. During the quarter ended December 31, 2001 as compared to the quarter ended December 31, 2000 the average balance of interest-bearing liabilities increased by $17.5 million to $138.0 million from $120.5 million. The average rate on interest-bearing liabilities decreased by 73 basis points to 4.40% from 5.13% in the quarterly period. During the six months ended December 31, 2001 as compared to the six months ended December 31, 2000 the average balance of interest-bearing liabilities in increased by $34.6 million to $139.6 million from $105.0 million and the average rate decreased 43 basis points to 4.59% from 5.02%.

Interest expense on deposits increased by $60,000 or 5.1% to $1.23 million for the quarter ended December 31, 2001 from $1.17 million for the quarter ended December 31, 2000. Interest expense on deposits increased by $0.6 million or 29.3% to $2.6 million from $2.0 million for the six months ended December 31, 2000. The increase in interest expense on deposits during the comparable quarters was attributable to an increase in the average balance of $25.5 million offsetting a 0.84% decrease in average rates to 4.07% from 4.91%. The increase in interest expense on deposits during the comparable six-month periods was due to a $35.8 million increase in the average balance to $120.1 million from $84.3 million offsetting a decrease in the average rate to 4.30% from 4.74%.

Interest expense on borrowings decreased by $87,000 or 22.7% to $298,000 for the quarter ended December 31, 2001 from $385,000 for the quarter ended December 31, 2000. Interest expense on borrowings increased by $3,000 or 0.5% to $627,000 during the six months ended December 31, 2001 from $630,000 during the six months ended December 31, 2000. The decrease for the comparable quarters was primarily attributable to a decrease of $8.0 million in the average balance offsetting an increase in the average rate

Net Interest Income
-------------------

The Company's net interest income before the provision for loan losses increased by $59,000 or 4.6% to $1.34 million for the quarter ended December 31, 2001 from $1.28 million for the quarter ended December 31, 2000. Net interest income before the provision for loan losses increased by $324,000 or 13.6% to $2.71 million for the six months ended December 31, 2001 from $2.4 million during the six months ended December 31, 2000. The increase in net interest income during the comparable quarters and six month periods were primarily due to increases in average balances of earning assets offsetting the decrease in the net interest margin from 3.85% to 3.54% and from 4.10% to 3.53% in the comparable three and six month periods. The decrease in the net interest margin is due to an increase in short-term, liquid assets resulting from the sale of loans and investment securities, the purchase of Northfield, competitive pressure on loan and deposit rates and the falling interest rate environment. The falling interest rate environment resulted in the Company generating substantial gains on the sale on loans and investment securities held for sale, however, the proceeds are primarily invested in overnight investments at historically low rates. The assets of Northfield consisted primarily of first mortgage loans that yielded lower rates than the assets of the Patapsco Bank. The Bank is endeavoring to convert these assets to higher yielding commercial mortgage, commercial business and consumer loans. With the economy in or teetering on recession, the demand for such loans of acceptable quality is not high enough to put the Company's excess cash balances to work. In the meantime, borrowings are being paid down and deposit rates have been dramatically lowered.

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

                                                                   SIX MONTHS ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------------
                                                            2001                                     2000
                                               ---------------------------------       -------------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                      AVERAGE
                                               BALANCE      INTEREST     RATE (1)      BALANCE       INTEREST       RATE (1)
                                               -------      --------     --------      -------       --------       --------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable (2)                       $127,108       $5,423          8.45%     $105,166        $4,650         8.82%
   Mortgage-backed securities                    2,997           93          6.17%        2,786           105         7.46%
   Investment securities                         5,113          168          6.51%        5,110           180         7.01%
   Federal funds sold and other
      interest-earning assets                   17,176          262          3.03%        3,145           100         6.36%
                                              --------       ------                    --------        ------
Total interest earning assets                  152,394        5,946          7.74%      116,207         5,035         8.64%
Noninterest-earning assets                       6,026       ------                       3,948        ------
                                              --------                                 --------
Total Average Assets                          $158,421                                 $120,155
                                              ========                                 ========

Interest-bearing liabilities:
Savings deposits                              $120,147       $2,604          4.30%     $ 84,315        $2,014         4.74%
Borrowings                                      19,422          627          6.38%       20,673           630         6.06%
                                              --------       ------                    --------        ------
Total interest-bearing liabilities             139,569        3,231          4.59%      104,988         2,644         5.02%
                                                             ------        ------                      ------        -----
Noninterest-bearing liabilities                  5,305                                    4,481
                                              --------                                 --------
Total liabilities                              144,874                                  109,469
Stockholders' equity                            13,547                                   10,686
                                              --------                                 --------
    Total liabilities and stockholders'
      equity                                  $158,421                                 $120,155
                                              ========                                 ========

Net interest income                                          $2,715                                    $2,391
                                                             ======                                    ======
Net interest margin                                                          3.53%                                    4.10%
                                                                            =====                                   ======
Interest rate spread                                                         3.15%                                    3.62%
                                                                            =====                                   ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                  109.19%                                  110.69%
                                                                           ======                                   ======

-----------
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.

                                                                  THREE MONTHS ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------------
                                                            2001                                     2000
                                               ---------------------------------       -------------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                      AVERAGE
                                               BALANCE      INTEREST     RATE (1)      BALANCE       INTEREST       RATE (1)
                                               -------      --------     --------      -------       --------       --------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable (2)                       $125,957       $2,647          8.34%     $118,690        $2,604         8.71%
   Mortgage-backed securities                    3,141           43          5.41%        4,156            84         8.01%
   Investment securities                         4,818           79          6.51%        5,731           102         7.04%
   Federal funds sold and other
      interest-earning assets                   16,569          103          2.47%        3,631            51         5.59%
                                              --------       ------                    --------        ------
Total interest earning assets                  150,486        2,872          7.57%      132,208         2,841         8.53%
Noninterest-earning assets                       6,535       ------                       4,727        ------
                                              --------                                 --------
Total Average Assets                          $157,021                                 $136,935
                                              ========                                 ========
Interest-bearing liabilities:
Savings deposits                              $120,308       $1,233          4.07%     $ 94,836        $1,173         4.91%
Borrowings                                      17,726          298          6.58%       25,728           386         5.94%
                                              --------       ------                    --------        ------
Total interest-bearing liabilities             138,035        1,531          4.40%      120,564         1,559         5.13%
                                                             ------        ------                      ------        -----
Noninterest-bearing liabilities                  5,340                                    4,809
                                              --------                                 --------
Total liabilities                              143,375                                  125,373
Stockholders' equity                            13,646                                   11,562
                                              --------                                 --------
    Total liabilities and stockholders'
      equity                                  $157,021                                 $136,935
                                              ========                                 ========

Net interest income                                          $1,341                                    $1,282
                                                             ======                                    ======
Net interest margin                                                          3.54%                                    3.85%
                                                                            =====                                   ======
Interest rate spread                                                         3.17%                                    3.40%
                                                                            =====                                   ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                  109.02%                                  109.66%
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

     The provision for loan losses was $90,000 in the quarter ended December 31, 2001, compared to $165,000 for the quarter ended December 31, 2000. Due to the provision and the sale and payoff of loans, the Company's allowance for loan losses has increased as a percentage of total loans outstanding to 1.12% at December 31, 2001 from 0.88% at June 30, 2001. The Company's allowance for loan losses as a percentage of nonperforming loans was 167.03% at December 31, 2001 as compared to 660.4% at June 30, 2001.

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                    SIX MONTHS ENDED        THREE MONTHS ENDED
                                                    ----------------        ------------------
                                                                    DECEMBER 31,
                                                                    ------------
                                                     2001     2000              2001      2000
                                                     ----     ----              ----      ----
Allowance for loan losses, beginning of period       $1,161     743             $1,339     778

Provision for loan losses                               380     240                 90     165

Allowance assumed in acquisition                         --     183                 --     183

Loans Charged Off:
         Consumer                                       104      88                 55      54
         Real Estate                                      0       0                  0       0
         Commercial                                     107      17                 31       0
                                                     ------  ------             ------  ------
  Total Charge-Offs                                     211     105                 86      54

Recoveries:
         Consumer                                        23      20                 11       9
         Real Estate                                     12       0                 12       0
         Commercial                                      13       0                 12       0
                                                     ------  ------             ------  ------
  Total Recoveries                                       48      20                 35       9
                                                     ------  ------             ------  ------

Allowance for loan losses, end of period             $1,378  $1,081             $1,378  $1,081
                                                     ======  ======             ======  ======

Noninterest Income
------------------

The Company's noninterest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities, loans and repossessed real estate. Total noninterest income decreased by $34,000 or 27.1% to $91,000 for the quarter ended December 31, 2001 from $125,000 for the quarter ended December 31, 2000. Total noninterest income increased by $479,000 or 222.9% to $694,000 during the six months ended December 31, 2001 from $215,000 during the six months ended December 31, 2000. The decrease in noninterest income in the comparable quarters is due to a $37,000 gain on the sale of available for sale investment securities offsetting higher fees on deposits due to higher balances. The increase in noninterest income in the comparable six month period is due to the $337,000 gain on the sale of loans held for sale, the $174,000 gain on securities held for sale and higher service fees on deposits offsetting the $17,000 gain on the sale of repossessed real estate in the six month period ended December 31, 2000.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $167,000 or 19.1% to $1.0 million for the quarter ended December 31, 2001 from $874,000 for the quarter ended December 31, 2000. Total noninterest expense increased by $522,000 to $2.2 million during the six months ended December 31, 2001 from $1.7 million during the six months ended December 31, 2000. Increases in all categories primarily result from Northfield acquisition. The growth in noninterest expenses is expected to slow as the Northfield operation has been integrated and for the most part, brought in line with the operations of the Patapsco Bank.

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

The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 2001, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $17.7 million. In addition, the Company has approximately $7.9 million of mortgage-backed and investment securities classified as available-for-sale.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $4.6 million. These funds will be internally generated, raised through deposit operations, or borrowed. Certificates of deposits that are scheduled to mature in less than one year at December 31, 2001 totaled $49.0 million. Historically, a high percentage of maturing deposits have remained with the Company. However, due the Company's high level of liquidity, rates paid on certificates have been aggressively lowered. This may result in some customers withdrawing their certificates in order to chase yields at other financial institutions.

As discussed in Note 5 - Regulatory Capital Requirements, the Company and the Bank exceeded all regulatory minimum capital requirements.

                           Part II. Other Information


Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and use of proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security-Holders
         The following table sets forth matters that were voted upon at the Company's Annual Meeting of Stockholder's held on October 26, 2001:

                                    Votes            Votes          Broker
                                     For           Withheld        Non-Votes
                                   -------         --------        ---------
Election of Directors:

William R. Waters                  289,430           3,981              -
Gary R. Bozel                      279,485          13,926              -
Thomas P. O'Neill                  293,296             115              -
J. Thomas Hoffman                  291,300           2,111              -


Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K


(b)  On October  25,2001,  the Company filed a Current  Report on Form 8-K under
     Item 5 announcing that it had declared a 10% common stock dividend.

                                   Signatures


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PATAPSCO BANCORP, INC.



Date:  February 12, 2002                 /s/ Joseph J. Bouffard
                                         ---------------------------------------
                                         Joseph J. Bouffard
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)




Date: February 12, 2002                  /s/ Michael J. Dee
                                         ---------------------------------------
                                         Michael J. Dee
                                         Chief Financial Officer & Controller
                                         (Principal Financial Officer)