Form 10QSB
period 2002-03-31
PATAPSCO BANCORP INC
filed 2002-05-14
CIK 1003961

United States Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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

     As of May 8, 2002, the issuer had 370,058 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

         Yes                                No    X
             ----                               -----

         CONTENTS
         --------
                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------


Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at March 31,
            2002 And June 30, 2001                                            3

         Consolidated Statements of Operations for the Nine and Three-
            Month Periods Ended March 31, 2002 and 2001                       4

         Consolidated Statements of Comprehensive Income for the Nine
            and Three-Month Periods Ended March 31, 2002 and 2001             5

         Consolidated Statements of Cash Flows for the Nine-Month
            Periods Ended March 31, 2002 and 2001                             6

         Notes to Financial Statements                                        7


Item 2.  Management's Discussion and Analysis or Plan of Operations           8


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities and Use of Proceeds                           15

Item 3.  Defaults Upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security-Holders                 15

Item 5.  Other Information                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                   MARCH 31,         JUNE 30,
                                                                2002 (UNAUDITED)       2001
                                                                ---------------    ------------
                                      Assets
                                      ------
Cash:
     On hand and due from banks                                  $   2,179,248    $   2,710,768
     Interest bearing deposits in other banks                       11,736,990        2,630,770
Federal funds sold                                                   6,876,000        5,819,093
Investment securities, at fair value                                 4,362,960        2,188,212
Mortgage-backed securities, at fair value                            4,077,444        5,679,605
Loans held for sale                                                         --        9,914,139
Loans receivable, net                                              117,251,416      127,833,640
Investment in securities required by law, at cost                    1,903,350        1,903,350
Property and equipment, net                                          1,096,753        1,193,425
Goodwill                                                             1,869,691        1,869,691
Deferred income taxes                                                  760,205          838,061
Accrued interest, prepaid expenses and other assets                  1,313,435        1,589,529
                                                                 -------------    -------------
              Total assets                                       $ 153,427,492    $ 164,170,283
                                                                 =============    =============

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Liabilities:
   Savings deposits:
        Interest bearing deposits                                $ 115,295,285    $ 119,622,698
        Noninterest bearing deposits                                 5,677,727        4,369,526
   Borrowings                                                       16,802,083       23,661,772
   Accrued expenses and other liabilities                            1,551,855        3,091,467
                                                                 -------------    -------------
              Total liabilities                                    139,326,950      150,745,463

Stockholders' equity:
    Preferred stock-Series A Noncumultive Convertible
      Perpetual  $0.01 par value; authorized 1,000,000
      shares with a liquidation preference of $25 per
      share; 103,397 shares outstanding                                  1,034            1,061
Additional paid-in capital                                           2,586,270        2,650,733
   Common stock $0.01 par value: authorized 4,000,000
     shares: issued and outstanding 370,058 and
     333,050 shares, respectively                                        3,701            3,330
  Additional paid-in capital                                         2,568,738        1,629,937
   Contra equity - Employee stock ownership plan                      (185,695)        (185,695)
   Contra equity - Management recognition plan                              --          (60,610)
   Contra equity - stock held by Rabbi Trust                           (77,544)              --
   Obligation under Rabbi Trust                                        249,976               --
   Retained income, substantially restricted                         8,980,130        9,331,919
   Unrealized net holding gains (losses) on available-for-sale
      portfolios, net of taxes                                         (26,068)         131,689
                                                                 -------------    -------------
               Total stockholders' equity                           14,100,542        9,579,298
                                                                 -------------    -------------
              Total liabilities and stockholders' equity         $ 153,427,492    $ 164,170,283
                                                                 =============    =============

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)

                                                           FOR NINE MONTHS ENDED     FOR THREE MONTHS ENDED
                                                                  MARCH 31,                  MARCH 31,
                                                           -----------------------   -----------------------
                                                              2002        2001         2002            2001
                                                           ----------   ----------   ----------   ----------
Interest income:
    Loans receivable                                       $7,962,912   $7,683,917   $2,540,172   $3,033,416
    Mortgage-backed securities                                236,034      289,065       68,277      109,550
    Investment                                                166,249      173,623       72,997       68,834
    Federal funds sold and other interest bearing assets      344,053      190,915       81,447       90,694
                                                           ----------   ----------   ----------   ----------
          Total interest income                             8,709,248    8,337,520    2,762,893    3,302,494
                                                           ----------   ----------   ----------   ----------

Interest expense:
    Savings deposits                                        3,596,005    3,371,259      988,968    1,355,163
    Borrowings & Other                                        869,695    1,114,614      245,080      486,244
                                                           ----------   ----------   ----------   ----------
          Total interest expense                            4,465,700    4,485,873    1,234,048    1,841,407
                                                           ----------   ----------   ----------   ----------

          Net interest income                               4,243,548    3,851,617    1,528,845    1,461,087
Provision for losses on loans                                 470,000      350,000       90,000      110,000
                                                           ----------   ----------   ----------   ----------
          Net interest income after provision
                   for losses on loans                      3,773,548    3,501,647    1,438,845    1,351,087
 Noninterest income:
    Fees and service charges                                  255,217      236,487       81,348       90,615
    Net gain (loss) on sales of securities                    174,470       39,437           --           --
    Net gain (loss) on sales of loans                         337,025           --           --           --
    Net gain (loss) on sale of repossessed real estate             --       19,556           --        1,469
    Other                                                      14,872       16,753        5,964        5,127
                                                           ----------   ----------   ----------   ----------
        Total noninterest income                              781,584      312,233       87,312       97,211
                                                           ----------   ----------   ----------   ----------
Noninterest expenses:
    Compensation and employee benefits                      1,956,827    1,589,036      635,374      563,547
    Insurance premiums                                         46,435       36,316       15,829       14,604
    Professional fees                                         139,330       85,631       46,300       27,337
    Equipment expense                                         167,987      103,765       55,830       35,937
    Occupancy Expense                                         146,204       95,037       43,882       42,258
    Advertising                                               108,113      100,723       27,060       32,382
    Data processing                                           151,609      128,442       49,242       48,194
    Goodwill Amortization                                          --       57,840           --       32,947
    Other                                                     515,548      426,126      168,406      158,045
                                                           ----------   ----------   ----------   ----------
          Total noninterest expense                         3,232,053    2,622,916    1,041,923      955,251
                                                           ----------   ----------   ----------   ----------
          Income before provision for income taxes          1,323,079    1,190,964      484,234      493,047
Provision for income taxes                                    511,138      468,253      186,399      196,980
                                                           ----------   ----------   ----------   ----------
          Net Income                                       $  811,941   $  722,711   $  297,835   $  296,067
                                                           ==========   ==========   ==========   ==========
          Basic earnings per share                         $     1.87   $     1.84   $     0.70   $     0.69
                                                           ==========   ==========   ==========   ==========
          Diluted earnings per share                             1.66         1.70         0.60         0.62

See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (UNAUDITED)

                                                              FOR NINE MONTHS ENDED         FOR THREE MONTHS ENDED
                                                                    MARCH  31,                     MARCH 31,
                                                             ------------------------      ------------------------
                                                               2002            2001          2002             2001
                                                             ---------       --------      --------        --------
Net income                                                   $ 811,841       $722,711      $297,835        $296,067
Other comprehensive income, net of tax:
  Unrealized net holding (losses)/gains on
    available-for-sale portfolios                             (157,757)       203,063       (30,970)         80,317

Reclassification adjustment for gains
   Included in net income, net of tax                          107,081             --           --               --
                                                             ---------       --------      --------        --------
Comprehensive income                                         $ 761,165       $925,774      $266,865        $376,384
                                                             =========       ========      ========        ========

See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                             FOR NINE MONTHS ENDED
                                                                                  MARCH  31,
                                                                           --------------------------
                                                                              2002            2001
                                                                          -----------     -----------
Cash flows from operating activities:
  Net income                                                             $    811,941    $    722,711
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                           112,052          35,827
       Goodwill Amortization                                                       --          57,840
       Gain on Sale of repossessed real estate                                     --         (19,556)
       Gain on sale of investment & mortgage-backed securities               (174,470)        (39,437)
       Gain on sale of loans held for sale                                   (337,025)             --
       Provision for losses on loans                                          470,000         350,000
       Provision for losses on repossessed assets                              10,000              --
       Non-cash compensation under stock-based benefit plans                   60,610         157,897
       Amortization of premiums and discounts, net                            138,343           9,929
       Deferred loan origination fees, net of costs                            19,912        (164,136)
       (Increase)Decrease in deferred taxes,
           prepaid expenses and other assets                                  443,211        (228,884)
       Decrease in accrued expenses and other liabilities                  (1,289,636)       (300,225)
                                                                          -----------     -----------
         Net cash  provided by operating activities                           264,938         581,856
                                                                          -----------     -----------
Cash flows from investing activities:
   Cash consideration Northfield acquisition, net                                  --      (4,380,673)
  Loan principal disbursements, net of repayments                           9,943,017      (4,145,777)
   Proceeds from sale of loans held for sale                               10,251,164              --
  Purchase of property and equipment                                          (15,380)        (14,726)
  Purchase of stock in Federal Home Loan Bank of Atlanta                           --
                                                                                             (240,000)
  Purchase of investment security available-for-sale                       (4,255,664)             --
  Proceeds from sale of repossessed real estate                                    --         310,800
  Proceeds from sale of investments available for sale                      2,004,510       3,118,135
  Proceeds from sale of mortgage-backed securities available for sale              --         248,297
  Principal repayment on mortgage-backed securities available for sale      1,595,435         713,534
                                                                          -----------     -----------
        Net cash provided by (used in) investing activities                19,523,082      (4,390,410)

Cash flows from financing activities:
  Net increase(decrease)  in deposits                                      (2,967,365)      6,758,864
  Net increase  (decrease) in borrowings                                   (6,900,000)      5,348,820
  Stock repurchase                                                            (55,638)        (11,976)
  Cash received in exercise of stock options                                   57,407              --
  Dividends paid                                                             (290,817)       (164,745)
                                                                          -----------     -----------
         Net cash  provided by financing activities                       (10,156,413)     11,930,963

  Net increase  in cash and cash equivalents                             $  9,631,607    $  8,122,409
  Cash and cash equivalents at beginning of period                         11,160,631       3,437,783
  Cash and cash equivalents end of period                                $ 20,792,238    $ 11,560,192

Supplemental information:
  Interest paid on deposits and borrowed funds                              4,465,700       4,485,873
  Income taxes paid                                                           595,400         518,000
  Preferred Stock issued for acquired company                                      --       2,731,308
  Stock Dividend Paid                                                         872,913              --

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

Note 3:   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the nine and three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year.

Note 4:  Cash and Cash Equivalents

Cash equivalents include short-term investments, which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

Note 5:   Regulatory Capital Requirements

At March 31, 2002, the Company met each of the three minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at March 31, 2002 (in thousands).

                                                                                  Well Capitalized Under
                                                                 For Capital         Prompt Corrective
                                         Actual               Adequacy Purposes      Action Provision
                                 ----------------------       -----------------   ----------------------
                                  Amount           %          Amount        %      Amount            %
                                 ----------------------       -----------------   ----------------------
Total Capital (to Risk
  Weighted Assets)               $12,687         13.33%       $7,615      8.00%   $9,518            10%

Tier 1 Capital (to Risk
   Weighted Assets)              $11,497         12.08%       $3,807      4.00%   $5,711             6%

Tier 1 Capital (to Average
    Assets)                      $11,497         7.61%        $6,040      4.00%   $7,550             5%

Note 7:  Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

                                                     NINE MONTHS ENDED         THREE MONTHS ENDED
                                                       MARCH 31, 2002            MARCH 31, 2002
                                                     BASIC      DILUTED      BASIC          DILUTED
                                                     ------------------     -----------------------
Net Income                                           811,941    811,941     297,835         297,835
Preferred Stock Dividends                            148,924          -      48,467               -
                                                     -------    -------     -------         -------
Net Income Available to Common                       663,017    811,941     249,368         297,835

Weighted average shares outstanding                  354,994    354,994     357,008         357,008

Diluted Securities:
  Preferred Stock                                               113,886                    113,737
  MRP Shares                                                        499                          0
  Options                                                        20,793                     25,157
--------------------------------------------------------------------------------------------------
Adjusted Weighted Average Shares                     354,994    490,171        357,008     495,902

Per Share Amount                                        1.87       1.66          0.70         0.60

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND JUNE 30, 2001

The Company's assets decreased by $10.7 million or 6.5% to $153.4 million at March 31, 2002 from $164.2 million at June 30, 2001. Cash generated from the sale of loans and investment securities held for sale and paydowns in the residential mortgage portfolio was used to pay down borrowings, fund a $4.3 million outflow of deposits, primarily high cost certificate accounts and to fund escrow disbursements for property insurance of mortgage customers. The Company's interest-bearing deposit liabilities have decreased by $4.3 million and the balance of noninterest bearing deposits has increased $1.3 million since June 30, 2001. Borrowings decreased by $6.9 million.


COMPARISON OF OPERATING RESULTS FOR THE QUARTERS AND NINE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001


Net Income
----------

The Company's net income increased by $2,000 or 0.6% to $298,000 for the quarter ended March 31, 2002 from

$296,000 for the quarter ended March 31, 2001. The Company's net income increased by $89,000 or 12.3% to $812,000 for the nine months ended March 31, 2002 from $723,000 for the nine months ended March 31, 2001. The increase in the Company's net income during the comparable three-month period is a result of higher net interest income exceeding the increase in operating expenses and lower noninterest income. The increase in the Company's net income in the comparable nine-month periods is also a result of higher net interest and noninterest income exceeding the increase in operating expenses and the provision for loan losses. The increase in noninterest income is primarily a result of the sale of first mortgage loans and investment securities in the quarter ended September 30, 2001

Interest Income
---------------

Total interest income decreased by $0.5 million or 16.3% to $2.8 million for the quarter ended March 31, 2002 from $3.3 million for the quarter ended March 31, 2001. Total interest income increased by $0.4 million or 4.4% to $8.7 million for the nine months ended March 31, 2002 from $8.3 million for the nine months ended March 31, 2001. The decreases in interest income in the comparable quarterly periods is primarily a result of lower loan balances caused by the $10.0 million loan sale in the Company's first fiscal quarter and payoffs in the first mortgage portfolio. The increase in interest income in the comparable nine-month periods is primarily a result of higher average balances. In the nine months ended March 31, 2002, the loan balances acquired in the Northfield acquisition were on the books for the entire period. In the previous nine-month period, these balances were only on the books for 5.5 months.

Interest income on loans receivable decreased by $493,000 or 16.3% to $2.5 million for the quarter ended March 31, 2002 from $3.0 million for the quarter ended March 31, 2001. Interest income on loans receivable increased by $279,000 or 3.6% to $8.0 million for the nine months ended March 31, 2002 from $7.7 million for the nine months ended March 31, 2001. The decreases in loan interest income in the comparable quarterly periods are primarily a result of lower loan balances caused by the $10.0 million loan sale in the Company's first fiscal quarter and payoffs in the first mortgage portfolio. These lower balances are responsible for $420,000 of the decrease and lower rates are responsible for $73,000 of the decrease. The increase in loan interest income in the comparable nine-month periods is a result of higher average balances offsetting lower rates. The increased average balances in loans receivable are responsible for $547,000 of the increase and were somewhat offset by lower rates that decreased loan interest income by $267,000.

Interest income on mortgage-backed securities decreased by $41,000 or 37.6% to $68,000 and by $53,000 or 18.4% to $236,000 in the three and nine-month periods ended March 31, 2002, respectively. The reduction is primarily due to lower balances as these securities payoff.

Interest income on investment securities held for sale increased by $4,000 or 6.1% to $73,000 in the three month period ended March 31, 2002 compared to the three month period ended March 31, 2001 and decreased $7,000 or 4.3% to $166,000 in the nine-month period ended March 31, 2001 compared to the nine-month period ended March 31, 2001.

Interest income on federal funds sold and other investments decreased by $9,000 or 10.2% to $81,000 for the quarter ended March 31, 2002 from $90,000 for the quarter ended March 31, 2001 as the impact of the dramatic decrease in short-term interest rates exceeded the impact of the increase in volume. Interest income on federal funds sold and other investments increased by $153,000 or 80.2% to $344,000 for the nine months ended March 31, 2002 from $191,000 for the nine months ended March 31, 2001 as the impact of the increase in volume exceeded the impact of the decrease in rates.

Interest Expense
----------------

Total interest expense decreased by $607,000 or 33.0% to $1.2 million for the quarter ended March 31, 2002 from $1.8 million for the quarter ended March 31, 2001. Total interest expense decreased insignificantly to $4.5 million for the nine months ended March 31, 2002. Approximately 75% of the decrease in interest expense during the comparable quarters was due to lower rates, primarily on deposits. The lower average balance of borrowings was primarily responsible for the remainder of the decrease in interest expense. The average rate on interest-bearing liabilities decreased by 144 basis points to 3.73% from 5.17% in the quarterly period. During the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 the average balance of interest-bearing liabilities decreased by $10.2 million to $134.1 million from $144.3 million. During the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001, lower rates on deposits offset higher balances of interest bearing liabilities.

Interest expense on deposits decreased by $366,000 or 27.0% to $1.0 million for the quarter ended March 31, 2002 from $1.4 million for the quarter ended March 31, 2001. Interest expense on deposits increased by $225,000 or 6.7% to $3.6 million from $3.4 million for the nine months ended March 31, 2001. The decrease in interest expense on deposits during the comparable quarters is primarily attributable to a decrease in the average rate by 141 basis points to 3.42% from 4.83%. The impact of this decrease exceeded the impact of the $3.4 million in higher average balances. The increase in interest expense on deposits during the comparable nine-month periods was due to the impact of the $25.2 million increase in the average balance to $119.1 million from $93.9 million exceeding the impact of the 76 basis point reduction in the average rate paid on deposits from 4.78% to 4.02%.

Interest expense on borrowings decreased by $241,000 or 49.6% to $245,000 for the quarter ended March 31, 2002 from $486,000 for the quarter ended March 31, 2001. Interest expense on borrowings decreased by $245,000 or 22.0% to $0.9 million during the nine months ended March 31, 2002 from $1.1 million during the nine months ended March 31, 2001. The decrease for the comparable quarters was attributable to a decrease of $13.7 million in the average balance and a decrease of 55 basis points in the average rate. For the nine-month comparable periods the decrease was attributable to a $5.9 million decrease in the average balance slightly offset by a 17 basis point increase in the average rates. As first mortgages paid off and loan demand slowed in the past nine months, the Company has paid down borrowings as they came due.

Net Interest Income
-------------------

The Company's net interest income before the provision for loan losses increased insignificantly to $1.5 million for the quarter ended March 31, 2002. Net interest income before the provision for loan losses increased by $392,000 or 10.1% to $4.2 million for the nine months ended March 31, 2002 from $3.8 million during the nine months ended March 31, 2001. The increase in net interest income during the comparable quarters and nine-month periods were primarily due to lower rates paid on liabilities offsetting lower average balances of interest earning assets. The net interest margin increased 44 basis points to 4.19% from 3.75% in the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. The increase in net interest income in the comparable nine-month periods resulted from higher average balances of interest earning assets. These higher balances offset the decrease in the net interest margin to 3.75% in the nine-month period ended March 31, 2002 from 3.96% in the nine-month period ended March 31, 2002. The decrease in the net interest margin in the comparable nine-month periods is largely due to lower rates earned on adjustable rate loans and higher balances in short-term interest earning assets that earn substantially less than loans and investment securities.

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

The table presents information for the periods indicated with respect to the net interest margin, which is its net interest income divided by the average balance of interest-earning assets. Also presented is the difference between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or interest rate spread, which is also used to measure the earnings power of financial institutions.

                                                                        NINE MONTHS ENDED MARCH 31,
                                             ----------------------------------------------------------------------------
                                                             2002                                     2001
                                             ------------------------------------      ----------------------------------
                                              AVERAGE                   AVERAGE        AVERAGE                    AVERAGE
                                              BALANCE      INTEREST      RATE(1)       BALANCE        INTEREST    RATE(1)
                                             ---------     --------     ---------      ----------------------------------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable (2)                       $124,993       $7,963          8.47%     $116,792        $7,684       8.80%
   Mortgage-backed securities                    4,843          236          6.49%        5,561           289       6.95%
   Investment securities                         3,901          166          5.68%        1,777           174       7.46%
   Federal funds sold and other
      interest-earning assets                   17,133          344          2.67%        5,896           191       5.56%
                                              --------       ------                    --------        ------
Total interest earning assets                  150,870        8,709          7.68%      130,026         8,338       8.57%
Noninterest-earning assets                       6,665       ------                       4,419        ------
                                              --------                                 --------
Total Average Assets                          $157,535                                 $134,445
                                              ========                                 ========
Interest-bearing liabilities:
Savings deposits                              $119,170       $3,596          4.02%     $ 93,954        $3,371       4.78%
Borrowings                                      18,558          870          6.24%       24,469         1,115       6.07%
                                                             ------                                    ------
Total interest-bearing liabilities             137,728        4,466          4.32%      118,423         4,486       5.06%
                                              --------       ------        ------      --------        ------     ------
Noninterest-bearing liabilities                  6,160                                    4,688
                                              --------                                 --------
Total liabilities                              143,888                                  123,111
Stockholders' equity                            13,647                                   11,334
                                              --------                                 --------
    Total liabilities and stockholders'
      equity                                  $157,535                                 $134,445
                                              ========                                 ========
Net interest income                                          $4,243                                    $3,852
                                                             ======                                    ======
Interest rate spread                                                         3.36%                                 3.51%
                                                                           ======                                ======
Net Interest Margin                                                          3.75%                                 3.96%
                                                                           ======                                ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                  109.54%                               109.80%
                                                                           ======                                ======

___________
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.

                                                                        NINE MONTHS ENDED MARCH 31,
                                             ----------------------------------------------------------------------------
                                                             2002                                     2001
                                             ------------------------------------      ----------------------------------
                                              AVERAGE                   AVERAGE        AVERAGE                    AVERAGE
                                              BALANCE      INTEREST      RATE(1)       BALANCE        INTEREST    RATE(1)
                                             ---------     --------     ---------      ----------------------------------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable (2)                        $120,690      $2,540          8.54%     $140,570      $3,033        8.75%
   Mortgage-backed securities                     4,289          68          6.46%        6,343         110        7.00%
   Investment securities                          5,749          73          5.15%        3,754          68        7.43%
   Federal funds sold and other
      interest-earning assets                    17,128          82          1.93%        7,151          91        5.14%
                                               --------      ------                    --------      ------
Total interest earning assets                   147,856       2,763          7.58%      157,818       3,302        8.49%
Noninterest-earning assets                        5,780      ------                       5,866      ------
                                               --------                                --------
Total assets                                   $153,636                                $163,684
                                               ========                                ========
Interest-bearing liabilities:
Savings deposits                               $117,290      $  989          3.42%     $113,866      $1,355        4.83%
Borrowings                                       16,793         245          5.84%       30,449         486        6.39%
                                               --------      ------                    --------      ------
Total interest-bearing liabilities              134,083       1,234          3.73%      144,315       1,841        5.17%
Noninterest-bearing liabilities                   5,706      ------                       6,717      ------
                                               --------                                --------
Total liabilities                               139,789                                 151,032
Stockholders' equity                             13,847                                  12,652
                                               --------                                --------
    Total liabilities and stockholders'
      equity                                   $153,636                                $163,684
                                               ========                                ========

Net interest income                                          $1,529                                  $1,461
                                                             ======                                  ======
Interest rate spread                                                         3.85%                                 3.32%
                                                                           ======                                ======
Net interest margin                                                          4.19%                                 3.75%
                                                                           ======                                ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                  110.27%                               109.36%
                                                                           ======                                ======

__________
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.

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

The Company provided $90,000 for loan losses during the quarter ended March 31, 2002 and $110,000 in the quarter ended March 31, 2001. The Company provided $470,000 and $350,000 for loan losses during each of the nine-month periods ended March 31, 2002 and March 31, 2001. At March 31, 2002, non-performing loans totaled $722,000 compared to $262,000. Total non-performing assets,(non-performing loans plus repossessed assets) totaled $858,000 at March 31,2002 and $326,000 at March 31, 2001. The Company's allowance for loan losses as a percentage of total loans outstanding, net of unearned origination fees was 1.20% at March 31, 2002.

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                   Nine Months Ended        Three Months Ended
                                                   -----------------        ------------------
                                                                    March 31,
                                                                    ---------
                                                     2002      2001         2002       2001
                                                     ----      ----         ----       ----
Allowance for loan losses, beginning of period      $1,161   $  742       $1,378      $1,081

Provision for loan losses                              470      350           90         110

Allowance assumed in acquisition                         0      183            0           0

Loans Charged Off:
         Consumer                                      144      136           41          49
         Real Estate                                     0        0            0           0
         Commercial                                    125       48           17          31
                                                    ------   ------       ------      ------
  Total Charge-Offs                                    269      184           58          80
                                                    ------   ------       ------      ------
Recoveries:
         Consumer                                       30       26            6           7
         Real Estate                                    12       11            0           0
         Commercial                                     22        0           10          11
                                                    ------   ------       ------      ------
  Total Recoveries                                      64       37           16          18
                                                    ------   ------       ------      ------

Allowance for loan losses, end of period            $1,426   $1,129       $1,426      $1,129
                                                    ======   ======       ======      ======

Noninterest Income
------------------

The Company's noninterest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities, loans and repossessed real estate. Total noninterest income decreased by $10,000 or 10.2% to $87,000 for the quarter ended March 31, 2002 from $97,000 for the quarter ended March 31, 2001. Total noninterest income increased by $469,000 or 150.3% to $782,000 during the nine months ended March 31, 2002 from $312,000 during the nine months ended March 31, 2001. The decrease in noninterest income in the comparable quarters is primarily due to lower fees on transaction accounts. The increase in noninterest income in the comparable nine month period is due to the increase in fees and service charges by $19,000 or 7.9% to $255,000, a $174,000 gain on the sale of available for sale investment securities compared to a $39,000 gain in the nine months ended March 31, 2001 and the $337,000 gain on the sale of loans held for sale recognized in the quarter ended September 30, 2001.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $87,000 or 9.1% to $1.0 million for the quarter ended March 31, 2002 from $955,000 for the quarter ended March 31, 2001. Total noninterest expense increased by $609,000 or 23.2% to $3.2 million during the nine months ended March 31, 2002 from $2.6 million during the nine months ended March 31, 2001.

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

The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2002, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $20.8 million. In addition, the Company has approximately $8.4 million of mortgage-backed and investment securities classified as available-for-sale.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $8.8 million. These funds will be internally generated, raised through deposit operations, or borrowed. Certificates of deposit that are scheduled to mature in less than one year at March 31, 2002 totaled $40.1 million. Historically, a high percentage of maturing deposits have remained with the Company.

The Company is obligated to pay interest on a bank loan and dividends on the preferred shares. Both these liabilities were incurred as a part of the acquisition of Northfield Bancorp in November 2001. At current rates, the interest on the bank loan is approximately $14,000 per quarter. Dividends on the preferred stock are approximately $48,000 per quarter. The balance of this loan at the holding company has been reduced to $1.2 million at March 31, 2002 from $1.7 million at March 31, 2001. The only real source of funds to meet these obligations are dividends from the Bank to the Company.

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


                                        PATAPSCO BANCORP, INC.



Date:  May 13, 2002                     /s/ Joseph J. Bouffard
                                        ----------------------------------------
                                        Joseph J. Bouffard
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




Date: May 13, 2002                      /s/ Michael J. Dee
                                        ----------------------------------------
                                        Michael J. Dee
                                        Chief Financial Officer & Controller
                                        (Principal Financial Officer)