Form 10KSB
period 2002-06-30
PATAPSCO BANCORP INC
filed 2002-09-30
CIK 1003961

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ____________
                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to __________

                           Commission File No. 0-28032

                             PATAPSCO BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            MARYLAND                                            52-1951797
---------------------------------                           --------------------
 (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

1301 Merritt Boulevard, Dundalk, Maryland                         21222-2194
-----------------------------------------                        -----------
(Address of Principal Executive Offices)                         (Zip Code)

         Issuer's Telephone Number, Including Area Code: (410) 285-1010
                                                         --------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

         SERIES A NON-CUMULATIVE, PERPETUAL CONVERTIBLE PREFERRED STOCK,
         ---------------------------------------------------------------
                            PAR VALUE $.01 PER SHARE
                            ------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

For the fiscal year ended June 30, 2002, the issuer had $12,310,850 in revenues.

As of September 18, 2002, the aggregate market value of voting common stock held by non-affiliates was approximately $8,805,560, computed by reference to the most recent sales price on September 18, 2002 as reported on the OTC Bulletin Board. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting common stock are affiliates.

Number of shares of Common Stock outstanding as of September 18, 2002: 374,213.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the issuer's Annual Report to Stockholders for the Fiscal Year ended June 30, 2002. (Parts II and III)

     2. Portions of Proxy Statement for issuer's 2002 Annual Meeting of Stockholders. (Part III)

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

     The Patapsco Bank. The Bank is a Maryland commercial bank operating through three full service offices located in Dundalk, Parkville and Carney, Maryland and serving eastern Baltimore County. The Bank was originally chartered by the State of Maryland in 1910 under the name "Patapsco Building and Loan Association." The Bank adopted a federal charter and received federal insurance of its deposit accounts in 1957, at which time it adopted the name of Patapsco Federal Savings and Loan Association. The Association converted to a commercial bank (the "Bank Conversion") on September 30, 1996, at which time it changed its name to The Patapsco Bank. On November 13, 2000, the Company acquired Northfield Bancorp, Inc., the parent company of Northfield Federal Savings Bank, expanding the number of the Bank's full service offices to its current three.

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

     The Bank's Board of Directors believe the Bank's market area has not been adequately served by the existing financial institutions and there is strong local demand for commercial real estate, commercial business, equipment leases and consumer loans. As a result, the Board of Directors refocused the Bank's strategy to limit the business of originating single-family residential mortgage loans, and expanded into commercial real estate, commercial business, consumer lending, construction loans and small equipment leases. At June 30, 2002, the Bank had $14.2 million, $3.3 million, $15.5 million, $14.2 million and $17.6 million in small business loans, construction loans, commercial real estate loans, home equity and other consumer loans, and equipment leases, respectively.

--------------------------------------------------------------------------------

MARKET AREA

     The Bank's market area for gathering deposits consists of eastern and northeastern Baltimore County, Maryland, while the Bank makes loans to customers in much of the Mid-Atlantic area with strong emphasis on the Baltimore metropolitan area. The economy of the Bank's market area has historically been based on industries such as steel, shipyards and automobile assembly. Major employers in the area include Bethlehem Steel and General Motors. The economy in the Bank's market area continues to be dependent, to some extent, on a small number of major industrial employers. A significant portion of eastern Baltimore County has been designated as an "Enterprise Zone." As a result, employers relocating to this area are entitled to significant tax and other economic incentives.

LENDING ACTIVITIES

     General. The Company's gross loan portfolio, excluding loans held for sale, totaled $124.5 million at June 30, 2002, representing 78.5% of total assets at that date. At June 30, 2002, $59.6 million, or 47.9% of the Company's gross loan portfolio, consisted of residential mortgage loans. Other loans secured by real estate include construction and commercial real estate loans, which amounted to $18.8 million, or 15.1 % of the Company's gross loan portfolio at June 30, 2002. In addition, the Company originates consumer and other loans, including home equity loans, home improvement loans and loans secured by deposits. At June 30, 2002, consumer and other loans totaled $14.2 million, or 11.4% of the Company's gross loan portfolio. The Company's commercial loan portfolio, which consists of small business loans and commercial leases, totaled $31.8 million, or 25.6% of the Company's gross loan portfolio.

     Originations, Purchases and Sales of Loans. The Company generally has authority to originate and purchase loans throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, the Company concentrates its lending activities in its Maryland market area with limited loan and equipment lease origination in the Delaware, Pennsylvania and Northern Virginia markets.

     The Company's loan originations are derived from a number of sources, including referrals by depositors and borrowers and advertising, as well as loan brokers. The Company's solicitation programs consist of advertisements in local media, in addition to participation in various community organizations and events. All of the Company's loan personnel are salaried, however one originator does receive commissions on loans approved by officers of the bank. With the exception of applications for home improvement loans and equipment leases, which loans may be originated on an indirect basis through a limited number of approved home improvement contractors and loan brokers, loan applications are accepted at the Company's office. In addition, the Company's salaried loan originators may travel to meet prospective borrowers and take applications. In all cases, the Company has final approval of the application.

     In recent years, the Company has purchased whole loans and loan participation interests. During the year ended June 30, 2002 the Company purchased $0.33 million in participation interests. In the future, management will continue to consider purchases of whole loans or participation interests in commercial business and residential and commercial real estate loans.

     Loan Underwriting Policies. The Company's lending activities are subject to the Company's non-discriminatory underwriting standards and to loan origination procedures prescribed by the Company's Board of Directors and management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. First mortgage loans in amounts of up to $252,700, $350,000 and $500,000 may be approved by the Vice President - Real Estate Landing, the Officers Loan Committee (consisting of three officers of the Bank), and the Directors Loan Committee (consisting of any two non-employee directors), respectively. Certain officers and committees have been granted authority by the Board of Directors to approve commercial business loans and equipment leases in varying amounts depending upon whether the loan is secured or unsecured and, with respect to secured loans, whether the collateral is liquid or illiquid. Individual officers and certain committees of the Company

                                       3
--------------------------------------------------------------------------------
have been granted authority by the Board of Directors to approve consumer loans up to varying specified dollar amounts, depending upon the type of loan.

     Applications for single-family real estate loans are typically underwritten and closed in accordance with the standards of Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). Generally, upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is undertaken, pursuant to the Company's Appraisal Policy, by an appraiser approved by the Company and licensed by the State of Maryland. In the case of single-family residential mortgage loans, except when the Company becomes aware of a particular risk of environmental contamination, the Company generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

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

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a commercial bank to a person outstanding, including commitments, at one time shall not exceed 15% of the bank's unimpaired capital and surplus. Under these limits, the Company's loans to one borrower were limited to $2.3 million at June 30, 2002. At that date, the Company had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 2002, the Company's largest lending relationship was a $1.4 million commercial loan secured by commercial real estate, which includes a 55% guarantee by the United States Small Business Administration, which was current and performing in accordance with its terms at June 30, 2002.

     Interest rates charged by the Company on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), legislative tax policies and government budgetary matters.

     Residential Real Estate Lending. The Company historically has been an originator of residential real estate loans in its market area. Residential real estate loans consist of both single-family and multi-family residential real estate loans. At June 30, 2002, residential mortgage loans, excluding loans held for sale, home improvement loans, and home equity loans totaled $59.6 million, or 47.9% of the Company's gross loan portfolio. Of such loans, $4.3 million were secured by nonowner-occupied investment properties.

     At June 30, 2002, $46.6 million, or 62.1% of the Company's residential and commercial real estate loan portfolio was comprised of fixed-rate mortgage loans and $28.5 million or 37.9% of the Company's residential and commercial real estate loan portfolio was comprised of adjustable-rate mortgage loans.

--------------------------------------------------------------------------------

     The Company's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings. Such loans generally range in size from $100,000 to $500,000. At June 30, 2002, the Company had $3.0 million of multi-family residential real estate loans, which amounted to 2.4% of the Company's loan portfolio at such date. Multi-family real estate loans either are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a three or five year note maturity, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property.

     Multi-family residential real estate lending entails additional risks as compared with single-family residential property lending. Multi-family residential real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Company generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Company. It has been the Company's policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate loans are made. The Company seeks to expand multi-family residential real estate lending

     Construction Lending. The Bank also offers residential and commercial construction loans and land acquisition and development loans. Residential construction loans are offered to individuals who are having their primary or secondary residence built as well as to local builders to construct single-family dwellings. Residential construction advances are made on a stage of completion basis. Generally, loans to owner/occupants for the construction of residential properties are originated in conjunction with the permanent mortgage on the property. The term of the construction loans is normally from 6 to 18 months and have a variable interest rate which is normally up to 2% above the prime interest rate. Upon completion of construction, the permanent loan rate will be set at the interest rate offered by the Bank on that loan product not sooner than 60 days prior to completion. Interest rates on residential loans to builders are set at the prime interest rate plus a margin of 0.5% to 2.0% as may be adjusted from time to time. Interest rates on commercial construction loans and land acquisition and development loans are based on the prime rate plus a negotiated margin of between 0.5% and 2.0% and adjust from time to time, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At June 30, 2002, $3.3 million, or 2.7%, of the Company's loan portfolio consisted of construction loans.

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

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate and the borrower is unable to meet the Bank's requirements of putting up additional funds to cover extra costs or change orders, then the Bank will demand that the loan be paid off and, if necessary, institute foreclosure proceedings, or refinance the loan. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value that is insufficient to assure full repayment. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Bank's permanent mortgage loan financing for the subject property) in the Bank's market area. On loans to builders, the Bank works only with selected builders with whom it has experience and carefully monitors the creditworthiness of the builders.

--------------------------------------------------------------------------------

     Commercial Real Estate Lending. The Company's commercial real estate loan portfolio consists of loans to finance the acquisition of small office buildings, shopping centers and commercial and industrial buildings. Such loans generally range in size from $100,000 to $900,000. At June 30, 2002, the Company had $15.5 million of commercial real estate loans, which amounted to 12.4% of the Company's gross loan portfolio at such date. Commercial real estate loans are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a maturity generally of three to five years, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its commercial real estate lending to borrowers within its market area or with which it has had prior experience. The Company seeks to expand commercial real estate lending.

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

     Consumer Lending. The consumer loans currently in the Company's loan portfolio consist of home improvement loans, home equity loans, loans secured by savings deposits and overdraft protection for checking accounts. At June 30, 2002, consumer and other loans totaled $14.2 million, or 11.4% of the Company's gross loan portfolio.

     In July 1995, the Company instituted a home improvement loan program. Such loans are made to finance a variety of other home improvement projects, such as replacement windows, siding and room additions. The Company's policy is to originate home improvement loans throughout Maryland, except for the western portion of the state, and northern Virginia, Delaware and Southern Pennsylvania. While the Company originates some home improvement loans on a direct basis, most of the home improvement loans in the Company's portfolio are originated on an indirect basis through the Company's relationships with selected independent contractors. The Company's underwriting policies apply to all home improvement loans whether or not directly originated by the Company. Home improvement loans generally have terms ranging from three to 15 years and have fixed interest rates. Home improvement loans are made on both secured and unsecured bases. However, the majority of home improvement loans with a principal loan amount over $10,000 or which have a term longer than 84 months are made on a secured basis with loan-to-value ratios up to 80% or 90%, depending on the type of project financed. At June 30, 2002, home improvement loans amounted to $9.6 million, or 7.7% of the Company's loan portfolio, with $1.6 million of such loans being secured by real estate.

     Consumer lending affords the Company the opportunity to earn yields higher than those obtainable with other types of lending. However, consumer loans entail greater risk than do other loans, particularly in the case of loans that are unsecured or secured by rapidly depreciable assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy.

     Commercial Lending. The Bank's commercial loans consist of commercial business loans and the financing of lease transactions, which may not be secured by real estate.

--------------------------------------------------------------------------------

     During fiscal 1996 the Company began a commercial lending program. At June 30, 2002 the Company's commercial loans totaled $14.2 million, or 11.4% of the Company's loan portfolio. This commercial lending program employs many of the alternative financing and guarantee programs available through the U.S. Small Business Administration and other state and local economic development agencies.

     The Bank  originates  commercial  business loans to small and  medium-sized businesses in its market area. The Bank's commercial business loans may be structured as term loans or as lines of credit. The Bank's commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used commercial business assets or for short-term working capital. Such loans generally are secured by business assets and, if possible, cross-collateralized by a real estate lien, although commercial business loans are sometimes granted on an unsecured basis. Such loans are generally made for terms of seven years or less, depending on the purpose of the loan and the collateral. Interest rates on commercial business loans and lines of credit are either fixed for the term of the loan or adjusted periodically with the prime rate as stated in the Wall
                                                                            ----
Street Journal plus a negotiated margin.  Generally,  commercial  business loans
--------------
are made in amounts ranging between $10,000 and $1.5 million.

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

     The Company offers loans to finance lease transactions, secured by the lease and the underlying equipment, to businesses of various size through its subsidiary, Prime Business Leasing. In extending the financing in a commercial lease transaction, the Company reviews the borrower's financial statements, credit reports, tax returns and other documentation. Generally, commercial lease financing is made in amounts ranging between $3,000 and $120,000 with terms of up to five years and carry fixed interest rates. At June 30, 2002, commercial lease finance transaction loans totaled $17.6 million, or 14.2% of the Company's loan portfolio.

     Loan Fees and Servicing. The Company receives fees in connection with late payments and for miscellaneous services related to its loans. The Company also charges fees in connection with loan originations typically up to 3 points (one point being equal to 1% of the loan amount) on real estate loan originations. The Company generally does not service loans for others, except for four 30-year fixed-rate residential mortgage loans originated and sold by the Company with servicing retained, and earns minimal income from this activity. The

--------------------------------------------------------------------------------

Company has sold participating interests on residential, commercial real estate and commercial business loans to other local financial institutions. At June 30, 2002, the Company was servicing loans for others totaling approximately $1.2 million.

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

     Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management's judgment there is no doubt as to full collectibility of principal and interest. At June 30, 2002, all loans past due more than 90 days were on nonaccrual. Consumer loans are generally charged off after they become more than 90 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 4 of Notes to Consolidated Financial Statements.

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

INVESTMENT ACTIVITIES

     General. The Company makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The investment activities of the Company consist primarily of investments in mortgage-backed securities and other investment securities. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities and investment grade corporate securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Company's investment policy. The Company performs analyses on securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Senior management and the Company's Asset/Liability Management Committee have limited authority to sell investment securities and purchase comparable investment securities with similar characteristics. The Board of Directors reviews all securities transactions on a monthly basis.

     Under applicable accounting rules, investment securities classified as held-to-maturity are recorded at amortized cost and those classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At June 30, 2002, the Company's entire portfolio of investment securities was classified as available for sale and had an aggregate carrying value of $18.7 million and an unrealized net gain after tax of $139,000. Management of the Company currently does not anticipate that the presence of unrealized losses in the Company's portfolio of investment securities and mortgage-backed securities is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

--------------------------------------------------------------------------------

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

     Borrowings. While savings deposits historically have been the primary source of funds for the Company's lending, investments and general operating activities, the Bank utilizes advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. At June 30, 2002, the Company had outstanding Federal Home Loan Bank of Atlanta advances of $21.7 million with an average rate of 5.2%. Additionally, the Company has a $3,000,000 line of credit, of which $1.0 million was outstanding at June 30, 2002 with the Bankers Bank of Atlanta, GA.

SUBSIDIARY ACTIVITIES

     The Bank has three subsidiaries, PFSL Holding Corp. ("PFSL"), which it formed in November 1995 to hold certain real estate owned at that time and which is currently is inactive, Prime Business Leasing that was formed in October 1998 and is discussed under commercial lending, and Patapsco Financial Services, Inc., which was formed in March 2000 in order to sell alternative investment products to the Company's customers.

COMPETITION

     The Company faces strong competition both in originating loans and in attracting deposits. The Company competes for loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers. The Company also competes by offering products that

--------------------------------------------------------------------------------
are tailored to the local community. Its competition in originating loans comes primarily from other commercial banks, savings institutions and mortgage bankers, credit unions and finance companies.

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

EMPLOYEES

     As of June 30, 2002, the Company had 42 full-time equivalent and 10 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Company's relationships with its employees to be good.

DEPOSITORY INSTITUTION REGULATION

     General. The Bank is a Maryland commercial bank and its deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank also is a member of the Federal Reserve System. The Bank is subject to supervision, examination and regulation by the State of Maryland Commissioner of Financial Regulation
("Commissioner") and the Federal Reserve Board and to Maryland and federal statutory and regulatory provisions governing such matters as capital standards, mergers and establishment of branch offices, and it is subject to the FDIC's authority to conduct special examinations. The Bank is required to file reports with the Commissioner and the Federal Reserve Board concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

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

     Financial Modernization Legislation. On November 12, 1999, the Gramm-Leach Bliley ("G-L-B") Act was signed into law and which could have a far-reaching impact on the financial services industry. The G-L-B Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to nonaffiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, are required to

--------------------------------------------------------------------------------
comply  with state law if it is more  protective  of customer  privacy  than the
G-L-B Act. The federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners have promulgated implementing regulations which became effective in July 2001.

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

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve.

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

     The risk-based capital requirements established by the Federal Reserve Board's regulations require state member banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. Tier 2 capital elements include, subject to certain limitations, the allowance for losses on loans and leases, perpetual preferred stock that does not qualify for Tier 1 and long-term preferred stock with an original maturity of at least 20 years from issuance, hybrid capital instruments, including perpetual debt and mandatory convertible securities, and subordinated debt and intermediate-term preferred stock and up to 45% of unrealized gains on equity securities. Total risk-weighted assets generally are determined under the Federal Reserve Board's regulations, which establish four risk categories, with risk weights of 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% risk-weight. In converting

--------------------------------------------------------------------------------
off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

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

--------------------------------------------------------------------------------

     The table below provides information with respect to the Company's compliance with its regulatory capital requirements at the dates indicated.

                                                                                                 Regulatory
                                                                                                 Requirements
                                                                           Regulatory             To Be Well
                                                                          Requirements         Capitalized Under
                                                                           For Capital         Prompt Corrective
                                                       Actual            Adequacy Purposes      Action Provisions
                                                 ------------------      ------------------    ------------------
                                                 Amount       Ratio      Amount       Ratio    Amount       Ratio
                                                 ------       -----      ------       -----    ------       -----
                                                                      (Dollars in thousands)
As of June 30, 2002:
   Total Capital (to Risk Weighted Assets).....  $13,109      13.49%     $7,777        8.00%   $9,721       10.00%
   Tier 1 Capital (to Risk Weighted Assets)....   11,894      12.24       3,888        4.00     5,833        6.00
   Tier 1 Capital (to Average Assets).........    11,894       7.73       6,157        4.00     7,696        5.00

As of June 30, 2001:
   Total Capital (to Risk Weighted Assets).....  $12,594      13.32%     $7,567        8.00%   $9,458       10.00%
   Tier 1 Capital (to Risk Weighted Assets)....   11,433      12.09       3,783        4.00     5,675        6.00
   Tier 1 Capital (to Average Assets).........    11,433       7.15       6,394        4.00     7,992        5.00

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

     Federal banking regulators have adopted regulations implementing the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-

--------------------------------------------------------------------------------
weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, an institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the depository institution has a composite 1 CAMELS rating). An "undercapitalized institution" is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a depository institution that has:
(i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as a depository institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain mortgage servicing rights. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. At June 30, 2002, the Bank was classified as "well capitalized" under Federal Reserve regulations.

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

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at June 30, 2002 of $1.6 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of

--------------------------------------------------------------------------------

Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance and small businesses and small farms and small agri-businesses. At June 30, 2002, the Bank had $21.7 million in advances outstanding from the FHLB of Atlanta.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of up to $41.3 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2002, the Bank met its reserve requirements.

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

     Deposit Insurance. The Bank's savings deposits are insured by the SAIF, which is administered by the FDIC. The Bank is required to pay assessments, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits by the FDIC. The FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits, or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

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

     Regular semi-annual SAIF assessment rates set by the FDIC currently range from 0 to 27 basis points. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. Until December 31, 1999, Bank Insurance Fund ("BIF)-insured institutions were required to pay FICO assessments at one-fifth the rate at which SAIF members were assessed. After December 31, 1999, both BIF and SAIF members have been assessed at the same rate for FICO payments.

     FDIC regulations provide that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, would not initiate

--------------------------------------------------------------------------------
termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under FDIC regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings banks, the FDIC will take into account whether the savings bank meets the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly-rated state non-member banks.

     Dividend Restrictions. The Bank's ability to pay dividends is governed by the Maryland General Corporation Law, Maryland law relating to financial institutions, and the regulations of the Federal Reserve Board. Under the Maryland General Corporation Law, dividends may not be paid if, after giving effect to the dividend: (i) the corporation would not be able to pay the indebtedness of the corporation as the indebtedness becomes due in the normal course of business; or (ii) the corporation's total assets would be less than the sum of the corporation's total liabilities plus, unless the articles of incorporation permits otherwise, the amount needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the dividend. Under Maryland law relating to financial institutions, if the surplus of a commercial bank at any time is less than 100% of its capital stock, then, until the surplus is 100% of the capital stock, the commercial bank: (i) must transfer to its surplus annually at least 10% of its net earnings; and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings.

     The Bank's payment of dividends is also subject to the Federal Reserve Board's Regulation H, which provides that a state member bank may not pay a dividend if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for the year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or to a fund for the retirement of preferred stock, unless the bank has received the prior approval of the Federal Reserve Board. Additionally, the Federal Reserve Board has the authority to prohibit the payment of dividends by a Maryland commercial bank when it determines such payment to be an unsafe and unsound banking practice. Finally, the Bank is not able to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the remaining balance of the liquidation account established in connection with its conversion in April 1996 from mutual to stock form. See Note 9 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Stockholders attached hereto as Exhibit 13.

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

     The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multifamily or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one-to-four family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner-occupied, one-to-four family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one-to-four family and home

--------------------------------------------------------------------------------
equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

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

     Limits on Loans to One Borrower. The Bank has chosen to be subject to federal law with respect to limits on loans to one borrower. Generally, under federal law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed 15% of the unimpaired capital and surplus of the commercial bank. The Bank's lending limit to one borrower as of June 30, 2002 was $2.2 million.

     Transactions with Related Parties. Transactions between a state member bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state member bank is any company or entity which controls, is controlled by or is under common control with the state member bank. In a holding company context, the parent holding company of a state member bank and any companies which are controlled by such parent holding company are affiliates of the state member bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no state member bank may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the state member bank.

     State  member  banks also are  subject  to the  restrictions  contained  in
Section 22(h) of the Federal Reserve Act and the Federal Reserve's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state member bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a state member bank, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which

--------------------------------------------------------------------------------
such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

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

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified

--------------------------------------------------------------------------------
as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

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

     Under Maryland law, acquisitions of 5% or more of the voting stock of a commercial bank or a bank holding company and other acquisitions of voting stock of such entities which affect the power to direct or to cause the direction of the management or policy of a commercial bank or a bank holding company must be approved in advance by the Commissioner. Any person proposing to make such an acquisition must file an application with the Commissioner at least 60 days before the acquisition becomes effective. The Commissioner may deny approval of any such acquisition if the Commissioner determines that the acquisition is anticompetitive or threatens the safety or soundness of a banking institution. Any voting stock acquired without the approval required under the statute may not be voted for a period of five years. This restriction is not applicable to certain acquisitions by bank holding companies of the stock of Maryland banks or Maryland bank holding companies which are governed by Maryland's holding company statute.

     Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and its Application in Maryland. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or

--------------------------------------------------------------------------------
bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Act.

     Additionally, the Act authorizes the federal banking agencies to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the Act by adopting a law that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The State of Maryland has enacted legislation that authorizes interstate mergers involving Maryland banks. The Maryland statute also authorizes out-of-state banks to establish branch offices in Maryland by means of merger, branch acquisition or de novo branching, provided that the home state of the out-of-state bank provides reciprocal interstate branching authority to Maryland banks. The Maryland statute permits an out-of-state bank to branch into Maryland without regard to the laws of such bank's home state.

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

     Capital Requirements. The Federal Reserve Board has established capital requirements, similar to the capital requirements for state member banks described above, for bank holding companies with consolidated assets of $150 million or more. The Company's levels of consolidated regulatory capital exceed the Federal Reserve Board's minimum requirements.

TAXATION

     The Company and the Bank, together with the Bank's subsidiary, to date have not filed a consolidated federal income tax return for the fiscal year ended June 30, 2002. The Company has had no material tax liability through June 30, 2002.

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

--------------------------------------------------------------------------------

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's offices at June 30, 2002.

                                                                         Book Value at
                                          Year           Owned or           June 30,           Approximate
                                         Opened           Leased             2002            Square Footage
                                         ------          --------        -------------       --------------
                                                                    (Dollars in thousands)
Headquarters and Branch Office
1301 Merritt Boulevard                    1970             Owned             $ 580                9,600
Dundalk, MD

Branch Office
8705 Harford Road
Baltimore, MD                             1923             Owned              107                  750

Branch Office
1844 E. Joppa Road
Baltimore, MD                             1983            Leased              15                  3,150

Administrative Center
8005 Harford Road
Baltimore, MD                             1998            Leased              28                  2,915


     The book value of the Bank's investment in premises and equipment totaled $1.06 million at June 30, 2002. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2002, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiary is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

     Not applicable.

--------------------------------------------------------------------------------

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 2002 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 20 in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report contained on pages 21 through 46 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors -- Executive Compensation," "-- Director Compensation," and "-- Employment Agreements" in the Proxy Statement is incorporated herein by reference.

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

--------------------------------------------------------------------------------

     (c)  Changes in Control

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

     (d)  Equity Compensation Plans

          The following table sets forth certain information with respect to the Company's equity compensation plans.

                                                                                                Number of securities remaining
                                     Number of securities to be                                 available for future issuance
                                      issued upon exercise of       Weighted-average exercise     under equity compensation
                                        outstanding options,          price of outstanding       plans (excluding securities
                                          warrants & rights       options, warrants and rights     reflected in column (a))
                                     --------------------------   ----------------------------  ------------------------------
Equity compensation plans
  approved by security holders                 62,172                        $19.81                          743

Equity compensation plans not
  approved by security holders                 10,054                          NA                             0

       Total                                   72,226                        $19.81                          743

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.


ITEM 13.  CONTROLS AND PROCEDURES
---------------------------------

     Not applicable.


ITEM 14.  EXHIBITS LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

          Independent Auditors' Report
          Consolidated Statement of Financial Condition as of June 30, 2002 and 2001
          Consolidated Statements of Income for the Years Ended June 30, 2002 and 2001
          Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2002 and 2001
          Consolidated Statements of Cash Flows for the Years Ended June 30, 2002 and 2001
          Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

          NO.     DESCRIPTION
          --      -----------
*****    3.1      Articles of Incorporation of Patapsco Bancorp, Inc. and Articles Supplementary
*        3.2      Bylaws of Patapsco Bancorp, Inc.
**       4        Form of Common Stock Certificate of Patapsco Bancorp, Inc.
***     10.1      Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan
***     10.2      Patapsco Bancorp, Inc. Management Recognition Plan
*       10.3(a)   Employment Agreement between Patapsco Federal Savings and Loan Association and Joseph J. Bouffard
*       10.3(b)   Employment Agreement between Patapsco Bancorp, Inc. and Joseph J. Bouffard
*       10.4(a)   Severance Agreement between Patapsco Federal Savings and Loan Association and John McClean
*       10.4(b)   Severance Agreement between Patapsco Bancorp, Inc. and John McClean
*       10.5      Patapsco Federal Savings and Loan Association Retirement Plan for Non-Employee Directors
        10.6      Patapsco Federal Savings and Loan Association Incentive Compensation Plan, as amended
*       10.7      Deferred Compensation  Agreements between Patapsco Federal Savings and Loan Association and each of Directors McGowan and Patterson
****    10.9      The Patapsco Bank Retirement Plan for Non-Employee Directors
*****   10.10     Patapsco Bancorp, Inc. 2000 Stock Option and Incentive Plan
*****   10.11     Severance Agreements between Patapsco Bancorp, Inc. and Michael J. Dee and Frank J. Duchacek, Jr.
        10.12     Patapsco Bancorp, Inc. Cash Deferred Compensation Plan
        13        2002 Annual Report to Stockholders
        21        Subsidiaries of the Registrant
        23        Consent of Anderson Associates, LLP
        99        Certification pursuant to 18 U.S.C. Section 1350

_____________
* Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (File No. 33-99734).
** Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-28032).
*** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996 (File No. 0-28032)
**** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 (File No. 0-28032).
***** Incorporated herein by reference from the Company's  Annual Report on Form
      10-KSB for the year ended June 30, 2000 (File No. 0-28032).

     (b)  REPORTS ON FORM 8-K
          -------------------

     No current reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report.

--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PATAPSCO BANCORP, INC.
September 18, 2002
                                        By:/s/ Joseph J. Bouffard
                                           -------------------------------------
                                           Joseph J. Bouffard
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph J. Bouffard                                        September 18, 2002
----------------------------------------------
Joseph J. Bouffard
President, Chief Executive Officer
  and Director
(Principal Executive Officer)


/s/ Michael J. Dee                                            September 18, 2002
----------------------------------------------
Michael J. Dee
Vice President and Treasurer
(Principal Financial and Accounting Officer)


/s/ Thomas P. O'Neill                                         September 18, 2002
----------------------------------------------
Thomas P. O'Neill
Chairman of the Board


/s/ Theodore C. Patterson                                     September 18, 2002
----------------------------------------------
Theodore C. Patterson
Director and Secretary


/s/ Douglas H. Ludwig                                         September 18, 2002
----------------------------------------------
Douglas H. Ludwig
Director


/s/ Nicole N. Glaeser                                         September 18, 2002
----------------------------------------------
Nicole N. Glaeser
Director


/s/ William R. Waters                                         September 18, 2002
----------------------------------------------
William R. Waters
Director


/s/ Gary R. Bozel                                             September 18, 2002
----------------------------------------------
Gary R. Bozel
Director

/s/ J. Thomas Hoffman                                         September 18, 2002
----------------------------------------------
J. Thomas Hoffman
Director

--------------------------------------------------------------------------------

                                  CERTIFICATION


I, Joseph J. Bouffard, President and Chief Executive Officer of Patapsco Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Patapsco Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 23, 2002

                                          /s/ Joseph J. Bouffard
                                          --------------------------------------
                                          Joseph J. Bouffard
                                          President and Chief Executive Officer

                                  CERTIFICATION


I, Michael J. Dee, Vice President, Chief Financial Officer and Controller of Patapsco Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Patapsco Bancorp, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 23, 2002


                                      /s/ Michael J. Dee
                                      ------------------------------------------
                                      Michael J. Dee
                                      Vice President, Chief Financial Officer
                                      and Controller