Form 10QSB
period 2002-09-30
PATAPSCO BANCORP INC
filed 2002-11-14
CIK 1003961

United States Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10 - QSB
(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2002

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


                                 (410) 285-1010
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---     ---

     As of November 10, 2002, the issuer had 374,213 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

         Yes                                No    X
             ---                                 ---

         CONTENTS
         --------
                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at
         September 30, 2002 (Unaudited) and June 30, 2002                  3

         Consolidated Statements of Income for the Three-Month
         Periods Ended September 30, 2002 and 2001 (Unaudited)             4

         Consolidated Statements of Comprehensive Income Three-Month
         Periods Ended September 30, 2002 and 2001 (Unaudited)             5

         Consolidated Statements of Cash Flows for the Three-Month
         Periods Ended September 30, 2002 and 2001 (Unaudited)             6

         Notes to Consolidated Financial Statements                        7


Item 2.  Management's Discussion and Analysis or plan of operations        8

Item 3.   Controls and procedures                                          14


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings                                                 15

Item 2.  Changes in Securities and Use of Proceeds                         14

Item 3.  Defaults Upon Senior Securities                                   15

Item 4.  Submission of Matters to a Vote of Security-Holders               15

Item 5.  Other Information                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  15

Signatures                                                                 16

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                   SEPTEMBER 30        JUNE 30,
                                                                      2002               2002
                                                                  -------------    -------------
              Assets
              ------
Cash:
     On hand and due from banks                                   $   1,787,865    $   3,660,638
     Interest bearing deposits in other banks                         6,555,196        7,464,183
Federal funds sold                                                    2,865,000        3,732,000
Investment securities, at fair value                                  5,657,109        5,005,955
Mortgage-Backed Securities, at fair value                            13,532,908       13,705,241
Loans receivable, net                                               116,634,399      118,349,734
Investment in securities required by law, at cost                     1,903,350        1,903,350
Property and equipment, net                                           1,025,383        1,056,806
Goodwill                                                              1,869,691        1,869,691
Deferred income taxes                                                   508,115          699,125
Accrued interest, prepaid expenses and other assets                   1,244,916        1,288,860
                                                                  -------------    -------------
              Total assets                                        $ 153,583,932    $ 158,735,583
                                                                  =============    =============
      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities:
   Savings deposits:
        Interest bearing deposits                                 $ 110,768,079    $ 113,682,321
        Non interest bearing deposits                                 5,990,393        5,910,312
   Borrowings                                                        20,430,213       22,616,019
   Accrued expenses and other liabilities                             1,258,710        1,925,523
                                                                  -------------    -------------
              Total liabilities                                     138,447,395      144,134,175

Temporary Equity - ESOP Shares subject to put option                    688,194          671,724

Stockholders' equity:
  Preferred Stock-Series A Noncumulative Convertible Perpetual
     $0.01 par value authorized 1,000,000 shares with a
     liquidation preference of $25 per share; 100,166 and
     100,166 shares outstanding                                           1,002            1,002
  Additional paid-in-capital                                          2,505,495        2,505,495
  Common stock $0.01 par value: authorized 4,000,000
     shares: issued and outstanding 374,213 and
     373,613 shares, respectively                                         3,742            3,736
  Additional paid-in capital                                          2,014,050        2,020,324
  Contra equity - Employee stock ownership plan                        (119,537)        (119,537)
                  Deferred Compensation - Rabbi Trust                   (77,544)         (77,544)
  Obligation under Rabbi trust                                          249,976          249,976
  Retained income, substantially restricted                           9,448,842        9,207,460
  Unrealized net holding gains on available-for-sale
      portfolios, net of taxes                                          422,317          138,772
                                                                  -------------    -------------
              Total stockholders' equity                             14,448,343       13,929,684
                                                                  -------------    -------------
              Total liabilities and stockholders' equity          $ 153,583,932    $ 158,735,583
                                                                  =============    =============

See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)

                                                               FOR THREE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                            ----------------------------
                                                              2002             2001
                                                             ------           ------
Interest income:
    Loans receivable                                        $ 2,390,833     $2,775,771
    Mortgage-backed securities                                  198,838         88,755
    Investment securities                                        92,744         50,402
    Federal funds sold and other investments                     45,352        159,564
                                                            -----------    -----------
          Total interest income                               2,727,767      3,074,492
                                                            -----------    -----------
Interest expense:
    Savings deposits                                            776,846      1,374,329
    Borrowings                                                  286,150        326,729
                                                            -----------    -----------
          Total interest expense                              1,092,996      1,701,058
                                                            -----------    -----------

          Net interest income                                 1,664,771      1,373,434
Provision for losses on loans                                   120,000        290,000
                                                            -----------    -----------
          Net interest income after provision
                   for losses on loans                        1,544,771      1,083,434

Noninterest income:
    Fees and service charges                                    109,439         84,979
    Net gain (loss) on sale of investments held for sale         12,860        174,470
    Net gain (loss) on sale of loans held for sale                   --        337,015
    Net gain (loss) on sale of foreclosed real estate            (3,071)            --
    Other                                                         6,779          6,399
                                                            -----------    -----------
        Total noninterest income                                126,007        602,873
                                                            -----------    -----------

Noninterest expenses:
    Compensation and employee benefits                          654,130        711,752
    Insurance premiums                                           18,065         14,467
    Professional fees                                            61,732         48,281
    Equipment expense                                            61,548         46,444
    Net occupancy costs                                          56,061         53,508
    Advertising                                                  21,944         47,443
    Data processing                                              53,396         52,793
    Other                                                       197,668        174,111
                                                            -----------    -----------
          Total noninterest expense                           1,124,544      1,148,799
                                                            -----------    -----------
          Income before provision for income taxes              546,234        537,508
Provision for income taxes                                      205,510        209,680
                                                            -----------    -----------
          Net Income                                        $   340,724    $   327,828
                                                            ===========    ===========
          Basic earnings per share                          $      0.71    $      0.73
                                                            ===========    ===========
          Diluted earnings per share                               0.61           0.63

See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (UNAUDITED)


                                                          FOR THREE MONTHS ENDED
                                                                SEPTEMBER 30
                                                       -------------------------
                                                          2002            2001
                                                         ------          ------
Net income                                             $ 340,724      $ 327,828
Other comprehensive income, net of tax:
  Unrealized net holding (losses)/gains on
    available-for-sale portfolios                        291,567         49,091
  Reclassification adjustment for gains
    Included in net income, net of tax                    (8,022)      (107,081)
                                                       ---------      ---------
Comprehensive income                                   $ 624,269      $ 269,838
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

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                         FOR THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                      ----------------------------
                                                                          2002             2001
                                                                      ------------    ------------
Cash flows from operating activities:
  Net income                                                          $    340,724    $    327,828
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                         35,163          35,929
       Provision for losses on loans                                       120,000         290,000
       Provision  for  Loss  from  sale of  foreclosed  real estate             --          10,000
       (Gain)Loss from sale of investment securities                       (12,861)       (174,470)
       (Gain)Loss from sale of loans held for sale                              --        (337,025)
       Loss on sale of repossessed assets                                    3,071              --
       Amortization of premiums and discounts, net                         (28,232)        (42,335)
       Deferred loan origination fees, net of costs                        (18,444)        (33,178)
       (Increase)Decrease in deferred taxes,
           prepaid expenses and other assets                               (73,361)        166,795
       Decrease in accrued expenses and other liabilities                 (666,813)     (1,256,874)
                                                                      ------------    ------------
         Net cash used in operating activities                            (300,753)     (1,013,330)
                                                                      ------------    ------------

Cash flows from investing activities:
  Loan principal disbursements, net of repayments                        1,651,097          29,707
  Purchase of investment security available for sale                      (600,000)             --
  Proceeds from sale of real estate owned                                  126,839              --
  Proceeds from sale of investment securities available for sale            71,250       2,136,416
  Proceeds from sale of loans available for sale                                --      10,251,164
  Purchase of property and equipment                                        (3,740)        (10,444)
  Principal repayment on mortgage-backed securities
    available-for-sale                                                     523,806         423,734
                                                                      ------------    ------------
       Net cash provided by (used) in investing activities               1,769,252      12,830,577

Cash flows from financing activities:
  Net increase (Decrease) in deposits                                   (2,828,119)        (98,095)
  Net increase (Decrease) in borrowings                                 (2,200,000)     (3,599,999)
  Cash received in exercise of stock options                                10,202              --
  Preferred Stock repurchase                                                    --         (55,639)
  Dividends paid                                                           (99,342)        (95,185)
                                                                      ------------    ------------
         Net cash (used in) provided by financing activities            (5,117,259)     (3,848,918)
                                                                      ------------    ------------

  Net increase(decrease) in cash and cash equivalents                 $ (3,648,760)   $  7,968,329
  Cash and cash equivalents at beginning of period                      14,856,821      11,160,631
                                                                      ------------    ------------
  Cash and cash equivalents end of period                             $ 11,208,061    $ 19,128,960
                                                                      ============    ============
Supplemental information:
  Interest paid on deposits and borrowed funds                           1,062,996       1,701,058
  Income taxes paid                                                          5,000          77,500
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

Note 3:   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Bank's Annual report of form 10-KSB for the year ended June 30, 2001.

Note 4:   Cash and Cash Equivalents

Cash equivalents include short-term investments with an original maturity of 90 days or less which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

Note 5:   Regulatory Capital Requirements

At September 30, 2002, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Company's regulatory capital position at September 30, 2002 (in thousands).

                                                                                  Well Capitalized Under
                                                                 For Capital       Prompt Corrective
                                           Actual             Adequacy Purposes      Action Provision
                                    ----------------------    ------------------  ---------------------
                                    Amount            %       Amount       %      Amount          %
                                    -------------------------------------------------------------------
Total Capital (to Risk
  Weighted Assets)                   $ 13,547         14.00%  $7,746      8.00%   $ 9,683       10%

Tier 1 Capital (to Risk
   Weighted Assets)                  $ 12,336         12.74%  $3,873      4.00%   $ 5,810        6%

Tier 1 Capital (to Average
    Assets)                          $ 12,336          8.12%  $6,079      4.00%   $ 7,598        5%

Note 6  Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

                                                       Three Months Ended                  Three Months Ended
                                                       September 30, 2002                   September 30, 2001
                                                     Basic          Diluted              Basic          Diluted
                                                     ----------------------              ----------------------
Net Income                                           340,724         340,724             327,828        327,828
Preferred Stock Dividends                             46,953              --              48,457             --
                                                     -------         -------             -------        -------
Net Income Available to Common                       293,771         340,724             279,371        327,828

Weighted average shares outstanding                  411,634         411,634             384,047        384,047

Diluted Securities:
  Preferred Stock                                                    121,201                            125,091
  MRP Shares                                                              --                                 27
  Options                                                             23,486                              9,719
---------------------------------------------------------------------------------------------------------------
Adjusted Weighted Average Shares                     411,634         556,321             384,047        518,884

Per Share Amount                                        0.71            0.61                0.73           0.63

The September 2001 share outstanding and earnings per share numbers have been adjusted for the 10% common stock dividends issued in December 2001 and to be issued in December 2002. The September 2002 share outstanding and earnings per share numbers have been adjusted for the 10% common stock dividend to be issued in December 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also requires reporting of discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Statement also eliminates the exception to consolidation for a temporarily controlled subsidiary. Management believes that the above will not have a material impact on the Company's financial statements.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND JUNE 30, 2001

The Company's assets decreased by $5.2 million, or 3.3% to $153.6 million at September 30, 2002 from $158.7 million at June 30, 2002. Excess liquidity from the early payoff of loans was used to pay-down borrowings and to fund $2.9 million in deposit outflow, primarily certificates of deposits. Cash and equivalents decreased approximately $3.6 million or 25% to $11.2 million at September 30, 2002 from $14.8 million at June 30, 2002. Investments available for sale increased $0.7 million as the result of the purchase of $0.6 million of investment securities and the increased value of the portfolio. Mortgage-backed securities decreased $0.2 million as $0.5 million in pay-downs were somewhat offset by the increased value of the portfolio. The low interest rates that increased the value of both the investment and mortgage-backed securities portfolio contributed to the reduction in loans outstanding of $1.7 million or 1.44% as payoffs, primarily in the residential mortgage portfolio exceeded new production. The residential mortgage portfolio has been substantially reduced due to a high level of payoffs brought on by the low interest rate environment.

Interest-bearing deposits, primarily certificates of deposit, decreased $2.9 million or 2.6% to $110.8 million at September 30, 2002 from $113.7 million at June 30, 2002. Total borrowings have decreased by $2.2 million or 9.7% to $20.4 million at September 30,2002 from $22.6 million at June 30. Due to excess liquidity, borrowings from the Federal Home Loan Bank of Atlanta are being repaid as they come due. Additionally, a $0.2 million principal payment was made on the loan at the holding company. Other liabilities, primarily escrow accounts for property taxes and insurance held for our mortgage customers decreased by $0.7million or 34.6% to $1.36million at September 30 from $1.9 million at June 30, 2002.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Net Income
----------

The Company's net income increased by $13,000 or 3.9% to $341,000 for the quarter ended September 30, 2002 from $328,000 for the quarter ended September 30, 2001. The increase in the Company's net income during the three-month period was due to a $291,000 or 21.2% increase in net interest income before the provision for loan losses, a $170,000 decrease in the provision for loan losses and a $24,000 decrease in operating expenses offsetting a $477,000 reduction in non-interest income. The reduction in non-interest income is a result of the $337,000 gain on the sale of mortgage loans and a $174,000 gain on the sale of investment securities held for sale in the quarter ended September 30, 2001. In the quarter ended September 30, 2002 there were no gains on the sale of loans and security gains totaled $13,000. However, fees and service charges increased by $24,000 or 28.8% to $109,000 from $85,000 in the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

Interest Income
---------------

Total interest income decreased by $347,000 or 11.3% to $2.7 million for the quarter ended September 30, 2002 from $3.1 million for the quarter ended September 30, 2001. The decrease in interest income resulted from the decrease in average interest earning assets and the yields earned on interest earning assets. The decreases in average balances of loans and short-term investments of $9.4 million and $8.4 million were somewhat offset by increases in the average balances of investment and mortgage-backed securities. The yield on earning assets decreased by 57 basis points to 7.34% in the quarter ended September 30, 2002 compared to 7.91% in the quarter ended September 30, 2001. The decrease in earning assets is responsible for $101,000 of the decrease in interest income and the lower yields earned was responsible for $246,000 of the decrease in total interest income.

Interest income on loans receivable decreased by $385,000 or 13.9% to $2.4 million for the quarter ended September 30, 2002 from $2.8 million for the quarter ended September 30, 2001. The decrease in interest income on loans receivable during the three-month period is due to both the decrease in the average balance of loans receivable and a decrease in the average yield earned on the loan portfolio. During the three months ended September 30, 2002 as compared to the same period ended September 30, 2001 the average loans receivable balance decreased by $9.4 million or 7.4% to $118.8 million from $128.3 million and the average yield decreased by 52 basis points to 8.07% from 8.59%. The decrease in average loans receivable is primarily due to the early pay-offs of first mortgage loans exceeding new loan production.

Interest income on investment securities increased by $42,000 or 84.0% primarily due to the securities purchased in the past four quarters.

Interest income on mortgage-backed securities increased by $110,000 or 124.0% in the quarter ended September 30, 2002 to $198,000 from $89,000 in the quarter ended September 30, 2001 primarily due to the higher volume resulting from purchases in the quarter ended June 30, 2002.

Interest income on federal funds sold and other investments decreased by $114,000 or 71.6% to $45,000 for the quarter ended September 30, 2002 from $159,000 for the quarter ended September 30, 2001 due to both the lower average balance of these investments and lower rates earned on these short-term investments.

Interest Expense
----------------

Total interest expense decreased by $638,000 or 37.5% to $1.1 million for the quarter ended September 30, 2002 from $1.7 million for the quarter ended September 30, 2001. Interest expense on deposits decreased $597,000 or 43.4% in the quarter due mostly to lower rates paid on deposits. Interest expense on borrowings, primarily from the Federal Home Loan Bank of Atlanta decreased $41,000 or 12.4% primarily due to the decreased rates paid on these borrowings.

Net Interest Income
-------------------

     The Company's net interest income increased by $291,000 or 21.2% to $1.7 million for the quarter ended September 30, 2002 from $1.4 million for the quarter ended September 30, 2001. The increase in net interest income during the comparable three-month period was primarily due to lower rates paid on interest bearing liabilities offsetting lower interest income arising from both lower volumes of interest earning assets and lower rates earned on interest earning assets. The falling interest rate environment has provided the Company with the opportunity to substantially lower the rates paid on deposit accounts. In the past twelve months, the Company has also reduced the level of short-term investments that earn very low rates by purchasing additional mortgage-backed and investment securities. The cash generated by the high levels of prepayments in the first mortgage portfolio has given the Company the opportunity to allow high-cost certificates of deposit to leave the Bank, therefore reducing interest expense.

AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND RATES

     The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and cost of liabilities for the periods and at the date indicated. Dividing income or expense by the average daily balance of assets or liabilities, respectively, derives such yields and costs for the periods presented. Average balances are derived from daily balances.

     The table also presents information for the periods indicated with respect to the Company's net interest margin, which is net interest income divided by the average balance of interest earning assets. This in an important indicator of commercial bank profitability. The net interest margin is affected by yields on interest-earning assets, the costs of interest-bearing liabilities and the relative amounts of interest earning assets and interest bearing liabilities. Another indicator of The Company's net interest income is the interest rate spread, or the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

                                                                             Three months  ended September 30,
                                                             --------------------------------------------------------------
                                                                           2002                           2001
                                                             ------------------------------   -----------------------------
                                                                                    Average                         Average
                                                             Average                 Yield/   Average                Yield/
                                                             Balance      Interest   Cost     Balance     Interest    Cost
                                                             -------      --------   ----     -------     --------    ----
                                                                                (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1).................................... $118,817      $ 2,391    8.07%    $128,259     $2,776    8.59%
   Investment securities(2)................................    7,492           93    4.97        2,852         50    7.09
   Mortgage-backed securities..............................   13,325          199    5.99        5,409         89    6.51
   Short-term investments and other
        interest-earning assets............................    9,420           45    1.93       17,782        159    3.56
                                                            --------      -------             --------     ------
      Total interest-earning assets........................  149,054        2,728    7.34      154,302      3,074    7.91
Non-interest-earning assets................................    5,293                             5,812
                                                            --------                          --------
      Total assets......................................... $154,347                          $160,114
                                                            ========                          ========
Interest-bearing liabilities:
   Deposits (3)............................................ $112,080      $   777    2.78     $119,986      1,374    4.59
   Borrowings..............................................   21,438          286    5.28       22,116        327    6.05
                                                            --------      -------             -------      ------
      Total interest-bearing liabilities...................  133,518        1,063    3.19      141,102      1,701    4.78
Non-interest-bearing liabilities...........................    5,837      -------                5,554     ------
                                                            --------                          --------
      Total liabilities....................................  139,355                           146,656
Total Equity...............................................   14,992                            13,458
                                                            --------                          --------
      Total liabilities and retained earnings.............. $154,347                          $160,114
                                                            ========                          ========
Net interest income........................................               $ 1,665                          $1,373
                                                                          =======                          ======
Interest rate spread.......................................                          4.15%                           3.12%
                                                                                   ======                          ======
Net interest margin........................................                          4.48%                           3.53%
                                                                                   ======                          ======
Ratio of average interest-earning assets to average
   interest-bearing liabilities............................                        111.64%                         109.36%
                                                                                   ======                          ======

(1) Includes nonaccrual loans
(2) Includes investments required by law
(3) Includes interest bearing escrow accounts

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

     The provision for loan losses was $120,000 in the quarter ended September 30, 2002, compared to $290,000 for the quarter ended September 30, 2001. The Company's allowance for loan losses has increased as a percentage of total loans outstanding to 1.27% at September 30, 2002 from 1.20% at June 30, 2002. The Company's allowance for loan losses as a percentage of non-performing loans was 83.79% at September 30, 2002 as compared to 206.48% at June 30, 2002. The Company has concluded after analyzing the non-performing loan portfolio and the factors mentioned above, that the allowance is adequate.

The following table shows the activity in the allowance for loan losses.

                                                                 THREE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                              2002         2001
                                                              ----         ----
Allowance for loan losses, beginning of period                $1,438       1,161

Provision for loan losses                                        120         290

Loans Charged Off:
         Consumer                                                 57          49
         Real Estate                                               0           0
         Commercial                                               12          75
                                                              ------      ------
  Total Charge-Offs                                               69         124
Recoveries:
         Consumer                                                 11          13
         Real Estate                                               0           0
         Commercial                                                4           0
                                                              ------      ------
  Total Recoveries                                                15          13
                                                              ------      ------
Allowance for loan losses, end of period                      $1,504      $1,340
                                                              ======      ======

     The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

                                                                 At September 30,    At June 30,
                                                                 ---------------     -----------
                                                                     2002               2002
                                                                     ----               ----
                                                                         (In thousands)
Loans accounted for on a non-accrual basis: (1)
    Real estate:
       Residential.............................................  $     297          $     285
       Commercial..............................................         --                 --
       Construction............................................        950                 --
    Consumer...................................................         --                 --
    Commercial Loan/Lease......................................        530                411
                                                                 ---------          ---------
       Total...................................................  $   1,777          $     696
                                                                 =========          =========

Accruing loans which are contractually past due
   90 days or more.............................................  $      --          $      --
                                                                 ---------          ---------
       Total...................................................  $      --          $      --
                                                                 ---------          ---------

       Total non-performing loans..............................  $   1,777          $     696
                                                                 =========          =========
Percentage of total loans......................................       1.52%              0.58%
                                                                 =========          =========
Other non-performing assets (2)................................  $       0          $     128
                                                                 =========          =========

_____________
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectability of the loan.
(2) Other non-performing assets represents property acquired by the Company through foreclosure or repossession. This property is carried at the lower of its fair market value less estimated selling costs or the principal balance of the related loan, whichever is lower.

     At September 30, 2002, non-accrual loans consisted of two residential real estate loans totaling $297,000, both of which were fully paid-off in October. Also included on non-accrual loans at September 30, 2002 is a land loan with an outstanding balance of $950,000. The land securing this loan is under contract for $1.0 million with a qualified buyer. On November 1, 2002, the Company received a payment on this loan, therefore maintaining its status as 90 days delinquent. Included in non-accrual commercial loans is $138,000 that is guaranteed by the Small Business Administration.

     Except as discussed below, the Company had no loans not classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. At September 30, the Company had a $0.85 million commercial loan collateralized by approximately 100 automobile leases and the security interest in the automobiles that was classified special mention. The vast majority of these leases are performing as agreed. The Bank has taken possession of the collateral and is receiving payments directly from the lessees. The Bank at this time is not able to estimate if any loss of principal will arise from this credit. At September 30, the Company had $250,000 in the 60-89 day delinquent category to a local contracting company that has ceased operations and declared bankruptcy. Collateral for this loan is the principal's primary residence and business assets. A very preliminary analysis revealed a collateral shortfall in the range of $50,000 to $100,000. When this estimate is firmed up, a charge will be taken against the Bank's loan loss reserve. This credit is now on non-accrual.

Non-interest Income
-------------------

The Company's non-interest income consists of deposit fees, service charges, late fees and gains on the sale of loans, securities and repossessed real estate. Total noninterest income decreased by $477,000 or 79.1% to $126,000 for the quarter ended September 30, 2002 from $603,000 for the quarter ended September 30, 2001. The decrease in non-interest income is primarily the result of the $337,000 gain on the sale of loans held for sale and the $174,000 gain on the sale of investment securities held for sale recognized in the quarter ended September 30, 2001. In the quarter ended September 30, 2002, the Company generated a $13,000 gain on the sale of equity securities and a $3,000 loss on the sale of repossessed real estate. Fees and service charges on deposit accounts increased by $24,000 or 28.8% from $85,000 in the quarter ended September 30, 2001. This increase is primarily due to the higher balance and number of transaction-based deposit accounts.

Non-interest Expenses
---------------------

Total non-interest expenses decreased by $24,000 or 2.1% to $1.1 million for the quarter ended September 30, 2002 from $1.1 million for the quarter ended September 30, 2001. Decreases in compensation and benefits and advertising offset increases in other expense, equipment expense and professional fees. The decrease in compensation and benefits is primarily due to the costs recognized in the prior comparable quarter relating to the freezing of the stock-based directors deferred compensation plan. Advertising expense has decreased due to the timing of promotional campaigns. Other expenses increased due to the loss incurred due to a $37,000 bad check. Professional fees have increased due to higher attorney fees associated with delinquent credits as well as the engagement of an outside consultant firm to assist the Company in choosing a new provider for data processing services.

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

The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At September 30, 2002, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $11.2 million. In addition, the Company has approximately $19.2 million of investment securities classified as available-for-sale, none of which are pledged.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $6.7 million and unused lines of credit of $3.6 million. Certificates of deposit that are scheduled to mature in less than one year at September 30, 2002 totaled $31.3 million. Historically, a high percentage of maturing deposits have remained with the Company. However, due the Company's high level of liquidity, rates paid on certificates are being aggressively lowered. This may result in some customers withdrawing their certificates in order to chase yields at other financial institutions.

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

The Company's primary sources of cash provided from investing activities during the three months ended September 30, 2002 was the $1.7 million of loan payments in excess of disbursements and $0.5 million in principal payments from the mortgage-backed security portfolio.

The Company's primary use of cash in financing activities during the three months ended September 30, 2002 consisted of a $2.8 million decrease in deposits and a $2.2 million decrease in borrowed money.

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $539,000 for the payment of common and preferred dividends and interest and principal on a loan whose proceeds were used in the acquisition of Northfield Bancorp, Inc. and Northfield Federal Savings Bank in November 2000. As of September 30, 2002, the balance of this loan is $0.8 million. As of November 1, 2002, the balance of this loan is $0.55 million. The only source of funds for the holding company is dividends from the Bank. The Bank cannot pay dividends to the holding company without prior permission from the Federal Reserve Bank of Richmond. When reviewing requests to pay this type of dividend, the Federal Reserve Bank of Richmond considers, among other factors, the current capital levels and earnings of the Bank. The Bank has not experienced, nor does it anticipate any difficulty in receiving such permission.

As discussed in Note 5 - Regulatory Capital Requirements, the Company and the Bank exceeded all regulatory minimum capital requirements.

ITEM 3 : CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


        PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and use of proceeds.

         None.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security-Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K


        (a)  Exhibits

        The following exhibit is filed herewith:

        Exhibit                             Title
        Number                              ------
        ------
        99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K

         None

Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PATAPSCO BANCORP, INC.



Date:  November 12, 2002                   /s/ Joseph J. Bouffard
                                           -------------------------------------
                                           Joseph J. Bouffard
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date: November 12, 2002                    /s/ Michael J. Dee
                                           -------------------------------------
                                           Michael J. Dee
                                           Chief Financial Officer & Controller
                                           (Principal Financial Officer)

                                  CERTIFICATION


     I, Joseph J. Bouffard, President and Chief Executive Officer of Patapsco Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Patapsco Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                      /s/ Joseph J. Bouffard
                                      ---------------------------------------
                                      Joseph J. Bouffard
                                      President and Chief Executive Officer

                                  CERTIFICATION


     I, Michael J. Dee, Chief Financial Officer and Controller of Patapsco Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Patapsco Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


                                       /s/ Michael J. Dee
                                       ---------------------------------------
                                       Michael J. Dee
                                       Chief Financial Officer and Controller