Form 10QSB
period 2002-12-31
PATAPSCO BANCORP INC
filed 2003-02-13
CIK 1003961

United States Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10-QSB
(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002

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

     As of February 8, 2003, the issuer had 412,442 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

         Yes                 No  X
             ---                ---

     CONTENTS
     --------

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at December 31,
             2002 And June 30, 2002                                           3

         Consolidated Statements of Income for the Six and Three-Month
             Periods Ended December 31, 2002 and 2001                         4

         Consolidated Statements of Comprehensive Income for the Six and
             Three-Month Periods Ended December 31, 2002 and 2001             5

         Consolidated Statements of Cash Flows for the Six-Month
             Periods Ended December 31, 2002 and 2001                         6

         Notes to Financial Statements                                        7


Item 2.  Management's Discussion and Analysis or Plan of Operations           8

Item 3.  Controls and procedures                                             16


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                                   17

Item 2.  Changes in Securities and Use of Proceeds                           17

Item 3.  Defaults Upon Senior Securities                                     17

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 5.  Other Information                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                    17

Signatures                                                                   18

Certifications                                                               19

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                          DECEMBER 31,        JUNE 30,
                                                                        2002 (UNAUDITED)       2002
                                                                        ----------------      ---------
                          Assets
                          ------
Cash:
     On hand and due from banks                                          $   2,509,548    $   3,660,638
     Interest bearing deposits in other banks                               10,019,557        7,464,183
Federal funds sold                                                           1,296,000        3,732,000
Investment securities, at fair value                                         4,715,445        5,005,955
Mortgage Backed securities, at fair value                                   17,530,501       13,705,241
Loans receivable, net                                                      112,664,506      118,349,734
Investment in securities required by law, at cost                            1,543,350        1,903,350
Property and equipment, net                                                  1,000,014        1,056,806
Goodwill                                                                     1,869,691        1,869,691
Deferred income taxes                                                          515,226          699,125
Accrued interest, prepaid expenses and other assets                          1,150,583        1,288,860
                                                                         -------------    -------------
              Total assets                                               $ 154,814,421    $ 158,735,583
                                                                         =============    =============

              Liabilities and Stockholders' Equity
              ------------------------------------

Liabilities:
   Savings deposits:
        Interest bearing deposits                                        $ 109,235,986    $ 113,682,321
        Non interest bearing deposits                                        5,859,720        5,910,312
   Borrowings                                                               23,194,670       22,616,019
   Accrued expenses and other liabilities                                    1,196,231        1,925,523
                                                                         -------------    -------------
              Total liabilities                                            139,486,607      144,134,175

Temporary Equity - ESOP shares subject to put option                           600,827          671,724

Stockholders' equity:
    Preferred stock-Series A Noncumultive Convertible
      Perpetual  $0.01 par value; authorized 1,000,000
      shares with a liquidation preference of $25 per
      share; 99,926 and 100,166 shares outstanding, respectively                   999            1,002

Additional paid-in capital                                                   2,499,495        2,505,495
   Common stock $0.01 par value: authorized 4,000,000
     shares: issued and outstanding 412,422 and
     373,613 shares, respectively                                                4,124            3,736
  Additional paid-in capital                                                 3,184,246        2,020,324
   Contra equity - Employee stock ownership plan                              (119,537)        (119,537)
   Obligation under Rabbi Trust                                                249,976          249,976
   Contra equity - stock held by Rabbi Trust                                   (77,544)         (77,544)
   Retained income, substantially restricted                                 8,603,774        9,207,460
   Unrealized net holding gains on available-for-sale
      portfolios, net of taxes                                                 381,454          138,772
                                                                         -------------    -------------
               Total stockholders' equity (including temporary equity)      15,327,814       14,601,408
                                                                         -------------    -------------
              Total liabilities and stockholders' equity                 $ 154,814,421    $ 158,735,583
                                                                         =============    =============

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)

                                                        FOR SIX MONTHS ENDED       FOR THREE MONTHS ENDED
                                                            DECEMBER 31,                 DECEMBER 31,
                                                     --------------------------   -------------------------
                                                        2002            2001         2002           2001
                                                     -----------    -----------   -----------   -----------
Interest income:
    Loans receivable                                 $ 4,769,537    $ 5,442,740   $ 2,378,704   $ 2,646,967
    Mortgage-backed securities                           414,768        167,757       215,930        79,003
    Investment Securities                                171,226         93,252        78,482        42,920
    Federal funds sold and other investments              92,640        262,606        47,288       102,972
                                                     -----------    -----------   -----------   -----------
          Total interest income                        5,448,171      5,946,355     2,720,404     2,871,862
                                                     -----------    -----------   -----------   -----------

Interest expense:
    Savings deposits                                   1,505,914      2,604,252       729,068     1,232,707
    Borrowings                                           567,866        627,400       281,716       297,886
                                                     -----------    -----------   -----------   -----------
          Total interest expense                       2,073,780      3,231,652     1,010,784     1,530,593
                                                     -----------    -----------   -----------   -----------

          Net interest income                          3,374,391      2,714,703     1,709,620     1,341,269
Provision for losses on loans                            240,000        380,000       120,000        90,000
                                                     -----------    -----------   -----------   -----------
          Net interest income after provision
                   for losses on loans                 3,134,391      2,334,703     1,589,620     1,251,269

Noninterest income:
    Fees and service charges                             196,515        173,869        87,076        88,890
    Net gain on sales of securities                       14,255        174,470         1,395            --
    Net gain on sale of loans                              5,006        337,025         5,006            --
    Net loss on sale of repossessed real estate           (3,071)            --            --            --
    Other                                                 15,600          8,908         8,821         2,509
                                                     -----------    -----------   -----------   -----------
        Total noninterest income                         228,305        694,272       102,298        91,399
                                                     -----------    -----------   -----------   -----------
Noninterest expenses:
    Compensation and employee benefits                 1,345,845      1,321,453       691,715       609,701
    Insurance premiums                                    36,061         30,606        17,996        16,139
    Professional fees                                    173,584         93,030       111,852        44,749
    Equipment expense                                    107,478        112,157        45,930        65,713
    Occupancy expense                                    102,306        102,322        46,245
                                                                                                     48,814
    Advertising                                           54,107         81,053        32,163        33,610
    Data processing                                      106,873        102,367        53,477        49,574
    Other                                                378,956        347,144       181,288       173,031
                                                     -----------    -----------   -----------   -----------
          Total noninterest expense                    2,305,210      2,190,130     1,180,666     1,041,331
                                                     -----------    -----------   -----------   -----------
          Income before provision for income taxes     1,057,486        838,845       511,252       301,337
Provision for income taxes                               390,718        324,739       185,208       115,059
                                                     -----------    -----------   -----------   -----------
          Net Income                                 $   666,768    $   514,106   $   326,044   $   186,278
                                                     ===========    ===========   ===========   ===========
          Basic earnings per share                   $      1.40    $      1.07   $      0.67   $      0.35
                                                     ===========    ===========   ===========   ===========
          Diluted earnings per share                 $      1.20    $      0.95   $      0.58   $      0.35
                                                     ===========    ===========   ===========   ===========

See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 ------------------------------------------------
                                   (UNAUDITED)

                                              FOR SIX MONTHS ENDED     FOR THREE MONTHS ENDED
                                                  DECEMBER  31,             DECEMBER 31,
                                             ----------------------    ----------------------
                                                2002         2001         2002         2001
                                             ---------    ---------    ---------    ---------
Net income                                   $ 666,768    $ 514,106    $ 326,044    $ 186,278
Other comprehensive income, net of tax:
  Unrealized net holding (losses)/gains on
    available-for-sale portfolios              242,682      101,409      (40,863)     (68,806)
Reclassification adjustment for gains
    Included in net income, net of tax          (8,749)    (107,081)        (856)          --
                                             ---------    ---------    ---------    ---------
Comprehensive income                         $ 900,701    $ 508,434    $ 284,325    $ 117,472
                                             =========    =========    =========    =========

See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                        FOR SIX MONTHS ENDED
                                                                              DECEMBER  31,
                                                                     ---------------------------
                                                                        2002             2001
                                                                     -----------     -----------
Cash flows from operating activities:
  Net income                                                         $   666,768     $   514,106
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                       67,520          73,352
       Provision for losses on loans                                     240,000         380,000
       Provision for loss on foreclosed real estate                           --          10,000
       Loss on Sale of repossessed real estate                             3,071              --
       Gain on sale of investment & mortgage backed securities           (14,255)       (174,470)
       Gain from sale of loans held for sale                              (5,006)       (337,025)
       Amortization of premiums and discounts, net                       (69,615)        189,669
       Non-cash compensation under stock-based benefit plans                  --          60,610
       Deferred loan origination fees, net of costs                       50,477          18,975
        (Increase)Decrease in deferred taxes,
           prepaid expenses and other assets                              39,212         414,970
       Decrease in accrued expenses and other liabilities               (729,292)     (1,782,198)
                                                                     -----------     -----------
         Net cash used in operating activities                           248,880        (632,011)
                                                                     -----------     -----------

Cash flows from investing activities:
  Loan principal disbursements, net of repayments                      5,003,217       5,056,533
  Proceeds from sale of loans available for sale                         489,776      10,251,164
  Proceeds from sale of repossessed real estate                          126,839              --
  Proceeds from sale/redemption of investments available for sale      1,621,252       2,004,510
  Purchase of investment security available-for-sale                  (1,190,000)     (3,255,664)
  Purchase of mortgage-backed security available-for-sale             (4,986,227)             --
  Redemption of stock in Federal Home Loan Bank of Atlanta               360,000              --
  Purchase of property and equipment                                     (10,728)        (16,793)
    Principal repayment on mortgage-backed securities available
      for sale                                                         1,425,169       1,121,769
                                                                     -----------     -----------
        Net cash provided by investing activities                      2,839,298      15,161,519

Cash flows from financing activities:
  Net increase (decrease) in deposits                                 (4,486,850)       (806,570)
  Net increase (decrease) in borrowings                                  550,000      (6,900,000)
  Preferred Stock repurchase                                                  --         (55,638)
  Cash received in exercise of stock options                              16,465              --
  Dividends paid                                                        (199,509)       (195,086)
                                                                     -----------     -----------
         Net cash (used in) provided by financing activities          (4,119,894)     (7,957,294)
                                                                     -----------     -----------
  Net increase (decrease) in cash and cash equivalents               $(1,031,716)    $ 6,572,214
  Cash and cash equivalents at beginning of period                    14,856,821      11,160,631
                                                                     -----------     -----------
  Cash and cash equivalents end of period                            $13,825,105     $17,732,845
                                                                     ===========     ===========
Supplemental information:
  Interest paid on deposits and borrowed funds                         2,073,780       3,200,209
  Income taxes paid                                                      272,052         541,800
  Stock Dividend paid                                                  1,070,945         872,913

See accompanying notes to financial statements

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

Note 2:   The Patapsco Bank

The Bank is regulated by The Federal Reserve Bank of Richmond ("the Federal Reserve Bank") and The State of Maryland. The primary business of the Bank is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans, consumer loans and commercial business loans. The Bank competes with other financial and mortgage institutions in attracting and retaining deposits and originating loans. In October, 2001 the Bank created a leasing company called Prime Business Leasing, Inc. The Bank conducts operations through three offices.

Note 3:   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the six and three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the entire year.

Note 4 Cash and Cash Equivalents

Cash equivalents include short-term investments, which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

Note 5:  Regulatory Capital Requirements

At December 31, 2002, the Company met each of the three minimum regulatory capital requirements. The following table summarizes the Company's regulatory capital position at December 31, 2002 (in thousands).

                                                                           Well Capitalized Under
                                                          For Capital         Prompt Corrective
                                         Actual        Adequacy Purposes      Action Provision
                                 ------------------    -----------------    --------------------
                                  Amount        %       Amount       %        Amount        %
                                  ------      -----     ------     -----      ------     ------
Total Capital (to Risk
  Weighted Assets)               $13,756      14.29%    $7,699     8.00%      $9,623     10.00%

Tier 1 Capital (to Risk
   Weighted Assets)              $12,561      13.05%    $3,849     4.00%      $5,774      6.00%

Tier 1 Capital (to Average
    Assets)                      $12,561       8.24%    $6,098     4.00%      $7,623      5.00%

Note 6:  Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Earnings per share for the prior periods ended December 31, 2001 have been restated to reflect stock dividends.

                                             Six Months Ended             Three Months Ended
                                             December 31, 2002            December 31, 2002
                                             Basic     Diluted           Basic         Diluted
                                             -----------------           ---------------------
Net Income                                   666,768    666,768         326,044        326,044
Preferred Stock Dividends                     93,793          0          46,840              0
                                             -------    -------         -------        -------
Net Income Available to Common               572,975    666,768         279,204        326,044

Weighted average shares outstanding          410,380    410,380         418,962        418,962

Diluted Securities:
  Preferred Stock                                       121,104                        121,007
  Options                                                26,343                         25,364
----------------------------------------------------------------------------------------------
Adjusted Weighted Average Shares             410,380    557,827         418,957        565,333

Per Share Amount                               $1.40      $1.20           $0.67          $0.58

                                             Six Months Ended            Three Months Ended
                                             December 31, 2001           December 31, 2001
                                             Basic     Diluted          Basic         Diluted
                                             -----------------          ---------------------
Net Income                                   514,016    514,016         186,278        186,278
Preferred Stock Dividends                     97,116          0          48,573              0
                                             -------    -------         -------        -------
Net Income Available to Common               416,990    514,016         137,705        186,278

Weighted average shares outstanding          389,530    389,530         392,222        392,222

Diluted Securities:
  Preferred Stock                                       125,374                        125,153
  MRP Shares                                                 82                            198
  Options                                                18,141                         16,135
----------------------------------------------------------------------------------------------
Adjusted Weighted Average Shares             389,530    533,127         392,222        533,708

Per Share Amount                               $1.07      $0.95           $0.35          $0.35


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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND JUNE 30, 2002

The Company's assets decreased by $3.9 million or 2.5% to 154.8 million at December 31, 2002 compared to $158.7 million at June 30, 2002. Cash generated from the continued high level of early payoffs in the residential mortgage portfolio as well as from the redemption and sale of investment securities was used to fund deposit outflows, primarily in certificate of deposit accounts, to purchase mortgage-backed and investment securities, as well as to fund escrow disbursements for property taxes for residential mortgage customers. Cash & cash equivalents decreased $1.0 million or 7% to $13.8 million at December 31, 2002 from $14.8 million at June 30, 2002. Investment securities decreased $0.3 million as the call and sale of investment securities was only partially offset by the purchase of investment securities. Mortgage-backed securities increased by $3.8 million as purchases of $5 million and the increased value of the portfolio offset pay-downs of $1.5 million. The continued low interest rate environment has resulted in an extremely high level of early pay-offs in the fixed-rate residential mortgage portfolio. New loan production has been unable to keep up with this level of pay-offs resulting in loans outstanding declining by $5.7 million or 4.9% to $112.7 million at December 31, 2002 from $118.3 million at June 30, 2002.

Interest bearing deposits have decreased $4.4 million or $3.9% in the six months ended December 31, 2002 to $109.2 million from $113.7 million at June 30, 2002. As noted above, this decrease has primarily occurred in the certificate of deposit account categories. With the relatively high level of cash on hand, the Company has not negotiated with customers with limited relationships in order to retain the certificate accounts. We believe many of these customers have taken their certificate accounts to local thrifts for higher rates and that if needed, these types of funds can be raised locally by posting more competitive rates.

Total borrowings have increased by $0.6 million as payoffs of existing borrowings from the Federal Home Loan Bank and payments on the Bancorp's loan were offset by borrowings matched against the purchase of securities in order to lock in spreads. Other liabilities, primarily escrow accounts for property taxes and insurance held for our mortgage customers decreased by $0.8 million or 37.9% to $1.2 million at December 31 from $1.9 million at June 30, 2002.


COMPARISON OF OPERATING RESULTS FOR THE QUARTERS AND SIX MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

Net Income
----------

The Company's net income increased by $140,000 or 75.0% to $326,000 for the quarter ended December 31, 2002 from $186,000 for the quarter ended December 31, 2001. The Company's net income increased by $153,000 or 29.7% to $667,000 for the six months ended December 31, 2002 from $514,000 for the six months ended December 31, 2001. The increase in the Company's net income during the comparable three-month period is a result of a $368,000 increase in net interest income after provision for loan losses, offset by higher operating expenses. The increase in the Company's net income for the six month period ended December 31, 2002 resulted from higher net interest income after provision for loan losses, offset by lower gains on the sale of loans and held-for-sale investment securities as well as higher operating expenses.

Interest Income
---------------

Total interest income decreased by $152,000 or 5.2% to $2.7 million for the quarter ended December 31, 2002 when compared to $2.9 million in the quarter ended December 31, 2001 as lower interest income on loans, primarily due to lower average balances, was somewhat offset by higher interest income on investment and mortgage-backed securities. Approximately $103,000 of the decrease in interest income in the quarterly period is the result of lower yields on earning assets and $49,000 of the decrease in interest income is the result of lower average balances of earning assets. In the quarter ended December 31, 2002, yields on earning assets decreased 35 basis points to 7.22% from 7.57% and the average balance of earning assets decreased $1.0 million to $149.5 million from $150.5 million.

Total interest income decreased by $498,000 or 8.4% to $5.4 million for the six months ended December 31, 2002 when compared to $5.9 million in the six months ended December 31, 2001 as lower interest income on loans, primarily due to lower average balances, was somewhat offset by higher interest income on investment and mortgage-backed securities. Approximately $349,000 of the decrease in interest income in the six-month period is the result of lower yields on earning assets and $149,000 of the decrease in interest income is the result of lower average balances of earning assets. In the six-months ended December 31, 2002, yields on earning assets decreased 49 basis points to 7.25% from 7.74% and the average balance of earning assets decreased $3.4 million to $148.9 million from $152.4 million.

Interest income on loans receivable decreased by $268,000 or 10.2% to $2.4 million for the quarter ended December 31, 2002 from $2.6 million for the quarter ended December 31, 2001. Interest income on loans receivable decreased by $0.7 million or 12.1% to $4.7 million for the six months ended December 31, 2002 from $5.4 million for the six months ended December 31, 2001. The decrease in interest income on loans receivable during the three and six month periods is due first to lower average balances on loans receivable and second to lower yields earned on loans receivable. During the three months ended December 31, 2002 as compared to the same period ended December 31, 2001 the average loans receivable balance decreased by $10.2 million or 8.1% to $115.7 million from $125.9 million and the average yield decreased by 19 basis points to 8.15% from 8.34%. During the six months ended December 31, 2002 as compared to the same period ended December 31, 2001 the average balance of loans receivable decreased by $10.1 million or 7.9% to $117.0 million from $127.1million and the average yield decreased by 37 basis points to 8.08% from 8.45%.

Interest income on investment securities increased by $36,000 to $78,000 and by $78,000 to $171,000 in the three and six month periods ended December 31, 2002, respectively primarily due to higher average balances of investment securities offsetting lower yields on these securities.

Interest income on mortgage-backed securities increased by $137,000 to $216,000 and by $247,000 to $415,000 in the three and six month periods ended December 31, 2002, respectively. These increases are primarily the result of large increases in the average balances of these securities. Due primarily to the slow economic environment, the Company has been unable to replace the large volume paid off mortgage loans noted above. Rather than invest the excess liquidity in low-yielding overnight funds, the Company has increased the investment in mortgage-backed securities.

Interest income on federal funds sold and other investments decreased by $56,000 or 54.1% to $47,000 for the quarter ended December 31, 2002 from $103,000 for the quarter ended December 31, 2001. Interest income on federal funds sold and other investments decreased by $170,000 or 64.7% to $93,000 for the six months ended December 31, 2002 from $263,000 for the six months ended December 31, 2001. The decreases in the three and six month periods was equally due to lower rates on these investments as a result of the Federal Reserve lowering the target federal funds rate and lower volumes due the reallocation of this cash into mortgage-backed securities.

Interest Expense
----------------

Total interest expense decreased by $520,000 or 34.0% to $1.01 million for the quarter ended December 31, 2002 from $1.5 million for the quarter ended December 31, 2001. Total interest expense decreased by $1.2 million or 35.8% to $2.1 million for the six months ended December 31, 2002 from $3.2 million at December 31, 2001. The decrease in interest expense during the comparable quarterly periods was primarily due to lower rates on interest bearing liabilities, primarily deposits. The decrease in interest expense in the comparable six-month periods is primarily due to lower rates paid on interest bearing deposit accounts.

Interest expense on deposits decreased by $504,000 or 40.9% to $729,000 for the quarter ended December 31, 2002 from $1.2 million for the quarter ended December 31, 2001. Interest expense on deposits decreased by $1.1 million or 42.2% to $1.5 million from $2.6 million for the six months ended December 31, 2001. More than 80% of the decrease in interest expense in both the three and six-month periods is due to lower rates paid on deposits. The combination of the aggressive actions of the Federal Reserve in lowering interest rates and low loan demand due to a slow economy has allowed the Company to aggressively lower the rates paid on deposit accounts.

Net Interest Income
-------------------

The Company's net interest income before the provision for loan losses increased by $368,000 or 27.4% to $1.7 million for the quarter ended December 31, 2002 from $1.3 million for the quarter ended December 31, 2001. Net interest income before the provision for loan losses increased by $660,000 or 24.3% to $3.4 million for the six months ended December 31, 2002 from $2.7 million during the six months ended December 31, 2001. The increase in net interest income during the comparable quarters and six-month periods were primarily due to the lower costs of liabilities, primarily deposit accounts. In the three month period ended December 31, 2002, the net interest margin increased by 100 basis points to 4.54% from 3.54%. In the same period, the cost of deposits decreased by 146 basis points to 2.61% from 4.07%. In the six-month period ended December 31, 2002, the net interest margin increased by 96 basis points to 4.49% from 3.53%. In the same period, the cost of deposits decreased 162 basis points to 2.68% from 4.30%. Yields on earning assets in the three and six-month periods decreased by only 35 and 49 basis points, respectively.

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

                                                                     SIX MONTHS ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------------
                                                              2002                                    2001
                                              -----------------------------------      -----------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE
                                               BALANCE      INTEREST      RATE(1)      BALANCE       INTEREST      RATE(1)
                                               -------      --------     -------       --------      --------      -------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable (2)                        117,026       $4,769        8.08%       $127,108       $5,423        8.45%
   Investment securities                         7,227          171        4.70%          2,997           93        6.17%
   Mortgage-backed securities                   14,203          415        5.79%          5,113          168        6.51%
   Federal funds sold and other
      interest-earning assets                   10,527           93        1.75%         17,176          262        3.03%
                                              --------       ------                    --------       ------
Total interest earning assets                  148,982        5,448        7.25%        152,394        5,946        7.74%
Noninterest-earning assets                       5,860                                    6,026       ------
                                              --------                                 --------
Total Average Assets                          $154,842                                 $158,420
                                              ========                                 ========
Interest-bearing liabilities:
Savings deposits                              $111,547       $1,506         2.68%      $120,147       $2,604        4.30%
Borrowings                                      21,746          568         5.18%        19,422          627        6.38%
                                              --------       ------                    --------
Total interest-bearing liabilities             133,294        2,074         3.09%       139,568        3,231        4.59%
Noninterest-bearing liabilities                  6,486       ------       ------          5,305       ------      ------
                                              --------                                 --------
Total liabilities                              139,780                                  144,873
Stockholders' equity                            15,062                                   13,547
                                              --------                                 --------
    Total liabilities and stockholders'
      equity                                  $154,842                                 $158,420
                                              ========                                 ========

Net interest income                                           $3,374                                  $2,715
                                                              ======                                  ======
Net Interest margin                                                         4.49%                                   3.53%
                                                                          ======                                  ======
Interest rate spread                                                        4.16%                                   3.15%
                                                                          ======                                  ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                 111.77%                                 109.19%
                                                                          ======                                  ======

___________
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.


                                                                     THREE MONTHS ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------------
                                                              2002                                    2001
                                              -----------------------------------      -----------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST      RATE(1)      BALANCE       INTEREST      RATE(1)
                                               -------      --------     -------       --------      --------      -------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable (2)                        $115,744      $2,379        8.15%       $125,957      $2,647          8.34%
   Investment securities                          7,036          78        4.43%          3,141          43          5.41%
   Mortgage-backed securities                    15,082         216        5.68%          4,818          79          6.51%
   Federal funds sold and other
      interest-earning assets                    11,633          47        1.61%         16,569         103          2.47%
                                               --------      ------                    --------      ------
Total interest earning assets                   149,494       2,720        7.22%        150,486       2,872          7.57%
Noninterest-earning assets                        6,447      ------                       6,535      ------
                                               --------                                --------
Total assets                                   $155,941                                $157,021
                                               ========                                ========

Interest-bearing liabilities:
Savings deposits                               $111,014     $   729        2.61%       $120,308      $1,233          4.07%
Borrowings                                       22,049         282        5.00%         17,726         298          6.58%
                                               --------      ------                    --------      ------
Total interest-bearing liabilities              133,063       1,011        3.01%        138,035       1,531          4.40%
Noninterest-bearing liabilities                   7,648      ------                       5,340      ------
                                               --------                                --------
Total liabilities                               140,711                                 143,375
Stockholders' equity                             15,230                                  13,646
                                               --------                                --------
    Total liabilities and stockholders'
      equity                                   $155,941                                $157,021
                                               ========                                ========

Interest rate spread                                         $1,709                                  $1,341
                                                             ======                                  ======
Net interest margin                                                        4.54%                                     3.54%
                                                                         ======                                    ======
Interest rate spread                                                       4.21%                                     3.17%
                                                                         ======                                    ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                112.35%                                   109.02%
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

     The provision for loan losses was $120,000 in the quarter ended December 31, 2002, compared to $90,000 for the quarter ended December 31, 2001 and $240,000 in the six-months ended December 31, 2002 compared to $380,000 in the six-months ended December 31, 2001. Due primarily to charge-offs in the loan portfolio, the Company's allowance for loan losses has decreased as a percentage of total loans outstanding to 1.05% at December 31, 2002 from 1.12% at June 30, 2002. The Company's allowance for loan losses as a percentage of nonperforming loans was 157.5% at December 31, 2002 as compared to 167.6% at June 30, 2002.

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                SIX MONTHS ENDED      THREE MONTHS ENDED
                                                ----------------      ------------------
                                                              DECEMBER 31,
                                                              ------------
                                                  2002     2001         2002     2001
                                                 ------   ------       ------   ------

Allowance for loan losses, beginning of period   $1,438    1,161       $1,504    1,339

Provision for loan losses                           240      380          120       90

Loans Charged Off:
         Consumer                                    93      104           36       55
         Real Estate                                  0        0            0        0
         Commercial                                 423      107          410       31
                                                 ------   ------       ------   ------
  Total Charge-Offs                                 516      211          446       86

Recoveries:
         Consumer                                    22       23           10       11
         Real Estate                                  0       12            0       12
         Commercial                                  11       13            7       12
  Total Recoveries                                   33       48           17       35
                                                 ------   ------       ------   ------
Allowance for loan losses, end of period         $1,195   $1,378       $1,195   $1,378
                                                 ======   ======       ======   ======

     The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

                                                                At December 31,    At June 30,
                                                                ---------------    -----------
                                                                    2002              2002
                                                                    ----              ----
                                                                        (In thousands)
Loans accounted for on a non-accrual basis: (1)
    Real estate:
       Residential.............................................  $      14          $     285
       Commercial..............................................         --                 --
       Construction............................................         --                 --
    Consumer...................................................         12                 --
    Commercial Loan/Lease......................................        732                411
                                                                 ---------          ---------
       Total...................................................  $     758          $     696
                                                                 =========          =========
Accruing loans which are contractually past due
   90 days or more.............................................  $      --          $      --
                                                                 ---------          ---------
       Total...................................................  $      --          $      --
                                                                 ---------          ---------

       Total non-performing loans..............................  $     758          $     696
                                                                 =========          =========

Percentage of total loans......................................       0.67%              0.58%
                                                                 =========          =========
Other non-performing assets (2)................................  $       0          $     128
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

     At December 31, 2002, non-accrual real estate loans consisted of two residential real estate loans totaling $14,000. The $950,000 land loan included in non-accrual loans at September 30, 2002 has been brought current by the principal. As of January 31, 2002 this loan remains current. It remains however, a watch list credit for the

Company. Included in non-accrual commercial loans is $318,000 of an $800,000 commercial loan collateralized by approximately 90 automobile leases and the security interest in the automobiles. An additional $372,000 of this credit is delinquent between 30 and 89 days. The company is pursuing all options and is charging off the underlining leases as it determines them to be uncollectable. Also included in non-accrual commercial loans are four loans with a $286,000 balance of which $138,000 that is guaranteed by the Small Business Administration and five commercial equipment leases with a balance of $128,000.

Noninterest Income
------------------

The Company's noninterest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities, loans and repossessed real estate. Total noninterest income increased by $11,000 or 12.2% to $103,000 for the quarter ended December 31, 2002 from $91,000 for the quarter ended December 31, 2001. Total noninterest income decreased by $466,000 or 67.1% to $228,000 during the six months ended December 31, 2002 from $694,000 during the six months ended December 31, 2001. The decrease in noninterest income in the comparable quarters is due to the large gains on sale of loans and investment securities held for sale in the six months ended December 31, 2001.

Non-interest Expenses
---------------------

Total non-interest expenses increased by $139,000 or 13.4% to $1.2 million for the quarter ended December 31, 2002 from $1.0 million for the quarter ended December 31, 2001. Total non-interest expense increased by $115,000 to $2.3 million during the six months ended December 31, 2002 from $2.2 million during the six months ended December 31, 2001. In the comparable quarterly periods, higher compensation and benefits expense resulting prom staff additions and higher professional fees offset lower equipment expenses. The higher professional fees result from legal and consulting expenses arising from loan workouts as well as consulting expense incurred in the evaluation of potential new outsourced data processing providers. In the comparable six-month periods, higher professional fees, compensation & benefit and other expenses offset lower advertising expense.

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

The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 2002, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $13.8 million. In addition, the Company has approximately $22.2 million of mortgage-backed and investment securities classified as available-for-sale.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $4.5 million. These funds will be internally generated, raised through deposit operations, or borrowed. Certificates of deposits that are scheduled to mature in less than one year at December 31, 2002 totaled $31.7 million. Historically, a high percentage of maturing deposits have remained with the Company. However, due the Company's high level of liquidity, rates paid on certificates have been aggressively lowered. This may result in some customers withdrawing their certificates in order to chase yields at other financial institutions.

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

The Company's primary sources of cash provided from investing activities during the six months ended December 31, 2002 was the $5.0 million of loan payments in excess of disbursements, $1.6 million from the redemption and sale of investment securities and $1.4 million in principal payments from the mortgage-backed security portfolio.

The Company's primary use of cash in financing activities during the six months ended December 31, 2002 consisted of a $4.5 million decrease in deposits and a $0.5 million decrease in borrowed money.

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $539,000 for the payment of common and preferred dividends and interest and principal on a loan whose proceeds were used in the acquisition of Northfield Bancorp, Inc. and Northfield Federal Savings Bank in November 2000. As of December 31, 2002, the balance of this loan is $0.55 million. As of February 1, 2003, the balance of this loan is $0.25 million. The only source of funds for the holding company is dividends from the Bank. The Bank cannot pay dividends to the holding company without prior permission from the Federal Reserve Bank of Richmond. When reviewing requests to pay this type of dividend, the Federal Reserve Bank of Richmond considers, among other factors, the current capital levels and earnings of the Bank. The Bank has not experienced, nor does it anticipate any difficulty in receiving such permission.

As discussed in Note 5 - Regulatory Capital Requirements, the Company and the Bank exceeded all regulatory minimum capital requirements.

ITEM 3 : CONTROLS AND PROCEDURES
--------------------------------

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

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of matters to vote of security holders
         The following table sets forth matters that were voted upon at the Company's Annual Meeting of Stockholder's held on October 24, 2002:

                            Votes            Votes             Broker
                             For            Against           Non-votes
                            -----           -------           ---------
Election of Directors:

Douglas H. Ludwig          327,321           511                  --
Theodore C. Patterson      327,321           511                  --

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K


          (a)  Exhibits

          The following exhibit is filed herewith:

          Exhibit                     Title
          Number                      -----
          ------

            99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

          During the quarter ended December 31, 2002, the Company filed one Current Report on Form 8-K, dated November 6, 2002, reporting under Item 5 the payment of a 10% stock dividend.

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PATAPSCO BANCORP, INC.



Date:  February 12, 2003                  /s/ Joseph J. Bouffard
                                          --------------------------------------
                                          Joseph J. Bouffard
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




Date: February 12, 2003                   /s/ Michael J. Dee
                                          -------------------------------------
                                          Michael J. Dee
                                          Chief Financial Officer & Controller
                                          (Principal Financial Officer)

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

Date: February 12, 2003

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

Date: February 12, 2003


                                         /s/ Michael J. Dee
                                         --------------------------------------
                                         Michael J. Dee
                                         Chief Financial Officer and Controller