Form 10QSB
period 2003-03-31
PATAPSCO BANCORP INC
filed 2003-05-09
CIK 1003961

United States Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10 - QSB
(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to ___________


                         Commission File Number: 0-28032


                             PATAPSCO BANCORP, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


             MARYLAND                                          52-1951797
--------------------------------                           ------------------
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

     As of May 5, 2003, the issuer had 412,634 shares of Common Stock issued and outstanding.

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
         ---------------------


Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at March 31, 2003
                   And June 30, 2002                                          3

         Consolidated Statements of Income for the Nine and Three-Month
                  Periods Ended March 31, 2003 and 2002                       4

         Consolidated Statements of Comprehensive Income for the Nine
                  and Three-Month Periods Ended March 31, 2003 and 2002       5

         Consolidated Statements of Cash Flows for the Nine-Month
                  Periods Ended March 31, 2003 and 2002                       6

         Notes to Financial Statements                                        7


Item 2.  Management's Discussion and Analysis or Plan of Operations           8

Item 3:  Controls and Procedures                                              17


PART II.  OTHER INFORMATION
          -----------------


Item 1.  Legal Proceedings                                                    18

Item 2.  Changes in Securities and Use of Proceeds                            18

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security-Holders                  18

Item 5.  Other Information                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                     18

Signatures                                                                    19

Certifications                                                                20

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                     MARCH  31,
                                                                        2003            JUNE 30,
                                                                     (UNAUDITED)          2002
                                                                    -------------    -------------
                    Assets
                    ------
Cash:
     On hand and due from banks                                     $   3,053,098    $   3,660,638
     Interest bearing deposits in other banks                           6,930,939        7,464,183
Federal funds sold                                                      4,218,000        3,732,000
Investment securities, at fair value                                    3,519,565        5,005,955
Mortgage Backed securities, at fair value                              23,051,928       13,705,241
Loans receivable, net                                                 112,854,398      118,349,734
Investment in securities required by law, at cost                       1,543,350        1,903,350
Property and equipment, net                                             1,039,294        1,056,806
Goodwill                                                                1,869,691        1,869,691
Deferred income taxes                                                     525,818          699,125
Accrued interest, prepaid expenses and other assets                     1,134,328        1,288,860
                                                                    -------------    -------------
              Total assets                                          $ 159,740,409    $ 158,735,583
                                                                    =============    =============

                   Liabilities and Stockholders' Equity
                   ------------------------------------
Liabilities:
   Savings deposits:
        Interest bearing deposits                                   $ 112,266,375    $ 113,682,321
        Non interest bearing deposits                                   7,545,339        5,910,312
   Borrowings                                                          22,659,393       22,616,019
   Accrued expenses and other liabilities                               1,752,322        1,925,523
                                                                    -------------    -------------
              Total liabilities                                       144,223,429      144,134,175

Temporary Equity - ESOP shares subject to put option                      676,230          671,724

Stockholders' equity:
    Preferred stock-Series A Noncumultive Convertible
      Perpetual  $0.01 par value; authorized 1,000,000
      shares with a liquidation preference of $25 per                         997            1,002
      share; 99,734 and 100,166 shares outstanding,
      respectively
Additional paid-in capital                                              2,494,695        2,505,495
   Common stock $0.01 par value: authorized 4,000,000
     shares: issued and outstanding 412,634 and
     373,613 shares, respectively                                           4,126            3,736
Additional paid-in capital                                              3,113,643        2,020,324
   Contra equity - Employee stock ownership plan                         (119,537)        (119,537)
      Contra equity - stock held by Rabbi Trust                           (77,544)         (77,544)
   Obligation under Rabbi Trust                                           249,976          249,976
   Retained income, substantially restricted                            8,824,543        9,207,460
   Unrealized net holding gains (losses) on available-for-sale
      portfolios, net of taxes                                            349,851          138,772
                                                                    -------------    -------------
               Total stockholders' equity                              15,516,980       13,929,684
                                                                    -------------    -------------

              Total liabilities and stockholders' equity            $ 159,740,409    $ 158,735,583
                                                                    =============    =============

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)

                                                              FOR NINE MONTHS ENDED       FOR THREE MONTHS ENDED
                                                                    MARCH 31,                   MARCH 31,
                                                           --------------------------   -------------------------
                                                               2003           2002         2003          2002
                                                           -----------    -----------   -----------   -----------
Interest income:
    Loans receivable                                       $ 6,994,796    $ 7,962,912   $ 2,225,259   $ 2,540,172
    Mortgage-backed securities                                 701,684        236,034       286,916        68,277
    Investment                                                 230,740        166,249        59,514        72,997
    Federal funds sold and other interest bearing assets       131,887        344,053        39,247        81,447
                                                           -----------    -----------   -----------   -----------
          Total interest income                              8,059,107      8,709,248     2,610,936     2,762,893
                                                           -----------    -----------   -----------   -----------

Interest expense:
    Savings deposits                                         2,193,572      3,596,005       687,658       988,968
    Borrowings & Other                                         860,283        869,695       292,417       245,080
                                                           -----------    -----------   -----------   -----------
          Total interest expense                             3,053,855      4,465,700       980,075     1,234,048
                                                           -----------    -----------   -----------   -----------

          Net interest income                                5,005,252      4,243,548     1,630,861     1,528,845
Provision for losses on loans                                  374,600        470,000       134,600        90,000
                                                           -----------    -----------   -----------   -----------
          Net interest income after provision
                   for losses on loans                       4,630,652      3,773,548     1,496,261     1,438,845

Noninterest income:
    Fees and service charges                                   287,234        255,217        90,719        81,348
    Net gain on sales of securities                            118,334        174,470       104,079
    Net gain on sales of loans                                  10,933        337,025         5,927            --
    Net (loss) on sale of repossessed real estate               (3,071)            --            --            --
    Other                                                       21,026         14,872         5,426         5,964
                                                           -----------    -----------   -----------   -----------
        Total noninterest income                               434,456        781,584       206,151        87,312
                                                           -----------    -----------   -----------   -----------

Noninterest expenses:
    Compensation and employee benefits                       2,037,919      1,956,827       692,074       635,374
    Insurance premiums                                          54,092         46,435        18,031        15,829
    Professional fees                                          295,152        139,330       121,568        46,300
    Equipment expense                                          155,774        167,987        48,296        55,830
    Occupancy Expense                                          154,632        146,204        52,326        43,882
    Advertising                                                 84,649        108,113        30,542        27,060
    Data processing                                            163,639        151,609        56,766        49,242
    Goodwill Amortization                                           --             --            --            --
    Other                                                      542,077        515,548       163,121       168,406
                                                           -----------    -----------   -----------   -----------
          Total noninterest expense                          3,487,934      3,232,053     1,182,724     1,041,923
                                                           -----------    -----------   -----------   -----------
          Income before provision for income taxes           1,577,174      1,323,079       519,688       484,234
Provision for income taxes                                     582,244        511,138       191,526       186,399
                                                           -----------    -----------   -----------   -----------
          Net Income                                       $   994,930    $   811,941   $   328,162   $   297,835
                                                           ===========    ===========   ===========   ===========
          Basic earnings per share                         $      2.07    $      1.69   $      0.67   $      0.63
                                                           ===========    ===========   ===========   ===========
          Diluted earnings per share                       $      1.79    $      1.48   $      0.58   $      0.54
                                                           ===========    ===========   ===========   ===========

See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (UNAUDITED)

                                                 FOR NINE MONTHS ENDED        FOR THREE MONTHS ENDED
                                                      MARCH  31,                     MARCH 31,
                                             --------------------------    --------------------------
                                                 2003           2002           2003           2002
                                             -----------    -----------    -----------    -----------
Net income                                   $   994,930    $   811,841    $   328,162    $   297,835
Other comprehensive income, net of tax:
  Unrealized net holding (losses)/gains on
    available-for-sale portfolios                283,706       (157,757)        41,024        211,079

Reclassification adjustment for gains
   Included in net income, net of tax            (72,627)      (107,081)       (63,878)            --
                                             -----------    -----------    -----------    -----------
Comprehensive income                         $ 1,206,009    $   761,165    $   305,308    $   266,865
                                             ===========    ===========    ===========    ===========

See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                        FOR NINE MONTHS ENDED
                                                                              MARCH  31,
                                                                    ----------------------------
                                                                        2003           2002
                                                                    ------------    ------------
Cash flows from operating activities:
  Net income                                                        $    994,930    $    811,941
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                      106,846         112,052
       Loss on sale of repossessed real estate                             3,071              --
       Gain on sale of investment & mortgage backed securities          (118,334)       (174,470)
       Gain on sale of loans held for sale                               (10,933)       (337,025)
       Proceeds from sale of loans held for sale                         916,004      10,251,164
       Disbursements of loans originated for sale                       (905,071)             --
       Provision for losses on loans                                     374,600         470,000
       Provision for losses on repossessed assets                             --          10,000
       Non-cash compensation under stock-based benefit plans                  --          60,610
       Amortization of premiums and discounts, net                       (81,123)        138,343
       Deferred loan origination fees, net of costs                      133,053          19,912
       Decrease in deferred taxes,
           prepaid expenses and other assets                              65,088         443,211
       Decrease in accrued expenses and other liabilities               (173,201)     (1,289,636)
                                                                    ------------    ------------
         Net cash  provided by operating activities                    1,304,930         264,938

Cash flows from investing activities:
  Loan principal repayments, net of disbursements                      5,111,629       9,943,017
  Purchase of property and equipment                                     (89,334)        (15,380)
  Purchase of investment security available-for-sale                  (1,190,000)     (4,255,664)
  Purchase of mortgage-backed securities available for sale          (12,130,299)             --
  Proceeds from sale of repossessed real estate                          126,839              --
  Proceeds from sale/redemption of investments available for sale      2,773,907       2,621,252
  Redemption of stock in Federal Home Loan Bank of Atlanta               360,000              --
  Principal repayment on mortgage-backed securities
    available for sale                                                 3,134,788       1,595,435
                                                                    ------------    ------------
        Net cash (used in) provided by investing activities           (1,902,470)     19,523,082

Cash flows from financing activities:
  Net increase (decrease) in deposits                                    233,193      (2,967,365)
  Net decrease in borrowings                                                  --      (6,900,000)
  Stock repurchase                                                            --         (55,638)
  Cash received in exercise of stock options                              16,465          57,407
  Dividends paid                                                        (306,902)       (290,817)
                                                                    ------------    ------------
         Net cash used in financing activities                           (57,244)    (10,156,413)

  Net (decrease) increase in cash and cash equivalents              $   (654,784)   $  9,631,607
  Cash and cash equivalents at beginning of period                    14,856,821      11,160,631
  Cash and cash equivalents end of period                           $ 14,202,037    $ 20,792,238

Supplemental information:
  Interest paid on deposits and borrowed funds                         3,053,855       4,465,700
  Income taxes paid                                                      515,700         595,000
  Stock Dividend Paid                                                  1,070,945         872,913

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

Note 3:   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the nine and three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year.

Note 4:  Cash and Cash Equivalents

Cash equivalents include short-term investments, which consists of Federal funds sold. Cash equivalents and other liquid and short-term investments are carried at cost, which approximates market value.

Note 5:   Regulatory Capital Requirements

At March 31, 2003, the Company met each of the three minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at March 31, 2003 (in thousands).

                                                                                     WELL CAPITALIZED UNDER
                                                                   FOR CAPITAL         PROMPT CORRECTIVE
                                             ACTUAL             ADEQUACY PURPOSES       ACTION PROVISION
                                    ---------------------     --------------------   ----------------------
                                    AMOUNT            %       AMOUNT         %       AMOUNT             %
                                    -----------------------------------------------------------------------
Total Capital (to Risk
  Weighted Assets)               $13,818           14.27%     $7,747        8.00%    $9,683          10.00%

Tier 1 Capital (to Risk
   Weighted Assets)              $12,772           13.19%     $3,873        4.00%    $5,810           6.00%

Tier 1 Capital (to Average
    Assets)                      $12,772            8.35%     $6,117        4.00%    $7,646           5.00%

Note 6:  Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

                                      Nine Months Ended        Three Months Ended
                                        March 31, 2003          March 31, 2003
                                      Basic     Diluted        Basic     Diluted
                                      -----------------        -----------------
Net Income                            994,930   994,930        328,162   328,162
Preferred Stock Dividends             140,543        --         46,750        --
                                      -------   -------        -------   -------
Net Income Available to Common        854,387   994,929        281,412   328,161

Weighted average shares outstanding   411,910   411,910        420,999   420,999

Diluted Securities:
  Preferred Stock                               121,014                  120,833
  MRP Shares                                          0                        0
  Options                                        24,441                   24,412
--------------------------------------------------------------------------------
Adjusted Weighted Average Shares      411,910   557,365        420,999   566,244

Per Share Amount                      $  2.07   $  1.79        $  0.67   $  0.58

                                      Nine Months Ended        Three Months Ended
                                        March 31, 2002          March 31, 2002
                                      Basic     Diluted        Basic     Diluted
                                      -----------------        -----------------
Net Income                            811,941   811,941        297,835   297,835
Preferred Stock Dividends             148,924         0         48,467         0
                                      -------   -------        -------   -------
Net Income Available to Common        663,017   811,941        249,368   297,835

Weighted average shares outstanding   392,571   392,571        394,585   394,585

Diluted Securities:
  Preferred Stock                               137,802                  137,622
  MRP Shares                                        499                        0
  Options                                        18,141                   16,135
--------------------------------------------------------------------------------
Adjusted Weighted Average Shares      392,571   549,013        394,585   548,342

Per Share Amount                      $  1.69   $  1.48        $  0.63   $  0.54

Note 7:  Goodwill and Intangible Assets

Under the provisions of SFAS No. 142, goodwill was subjected to an initial assessment for impairment and subsequent annual impairment tests. The Company completed its initial assessment review in November 2001 and determined that there was no impairment of goodwill. In November 2002, the Company completed its annual test for goodwill impairment. This test also resulted in a determination that goodwill was not impaired. The Company will review goodwill on an annual basis for impairment and as events occur or circumstances change.

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

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in accordance with accounting principals generally accepted in the United States of America (GAAP). The financial information contained within its statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.

The Company believes its most critical accounting policy relates to the allowance for credit losses. The estimates used in Management's assessment of the adequacy of the allowance for credit losses require that management make assumptions about matters that are uncertain at the time of estimation. Differences in these assumptions and differences between estimated and actual losses could have a material effect.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND JUNE 30, 2002

The Company's assets increased by $1.0 million or 1.0% to $159.7 million at March 31, 2003 from $158.7 million at June 30, 2002. Cash generated from the high level of early payoffs in the residential mortgage portfolio was used primarily to purchase mortgage-backed securities. Cash and cash equivalents decreased by $0.6 million or 4.4% to $14.2 million at March 31, 2003 from $14.8 million at June 30,2002. Investment securities decreased by $1.5 million or 30% as the sale and redemption of these securities exceeded the purchase of replacement securities. Mortgage-backed securities increased by $9.3 million or 68.2% as purchases exceeded principal payments received. The current low interest rate environment has resulted in an extremely high level of early payoffs in the residential mortgage portfolio. New loan production has been unable to keep up with this level of payoffs resulting in loans outstanding declining by $5.5 million or 4.6% to $112.8 million at March 31,2003 from $118.3 million at June 30, 2003.

Interest bearing deposits have decreased by $1.4 million or 1.25% to $112.3 million from $113.7 million. This decrease was entirely in the certificate of deposit category. Noninterest bearing deposits have increased by $1.6 million or 27.7% to $7.5 million at March 31, 2003 from $5.9 million at June 30, 2002.


COMPARISON OF OPERATING RESULTS FOR THE QUARTERS AND NINE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

Net Income
----------

The Company's net income increased by $30,000 or 10.2% to $328,000 for the quarter ended March 31, 2003 from $298,000 for the quarter ended March 31, 2002. The Company's net income increased by $183,000 or 22.5% to $995,000 for the nine months ended March 31, 2003 from $812,000 for the nine months ended March 31, 2002. The increase in the Company's net income during the comparable three-month period is a result of higher net interest and noninterest income exceeding the increase in operating expenses. The increase in the Company's net income in the comparable nine-month periods was a result of higher net interest income offsetting the increase in operating expenses, the provision for loan losses and lower noninterest income.

Interest Income
---------------

Total interest income decreased by $0.2 million or 5.5% to $2.6 million for the quarter ended March 31, 2003 from $2.8 million for the quarter ended March 31, 2002. Total interest income decreased by $0.7 million or 7.5% to $8.0 million for the nine months ended March 31, 2003 from $8.7 million for the nine months ended March 31, 2002. The decreases in interest income in the comparable quarterly periods is primarily a result of lower rates earned on interest earning assets in all categories. The decrease in interest income in the comparable nine-month periods is also primarily a result of lower rates earned on assets. However, 19% of the decrease in interest income in the nine month period is due do the lower average volume of interest earning assets, primarily loans receivable.

Interest income on loans receivable decreased by $0.3 million or 12.4% to $2.2 million for the quarter ended March 31, 2003 from $2.5 million for the quarter ended March 31, 2002. Interest income on loans receivable decreased by $1.0 million or 12.2% to $7.0 million for the nine months ended March 31, 2003 from $8.0 million for the nine months ended March 31, 2002. The decreases in loan interest income in the comparable quarterly periods are primarily a result of lower loan balances caused by loan payoffs amortization exceeding new loan production. However, 44% of the decrease in loan interest income in the comparable quarterly periods resulted from lower rates earned on loans. The decrease in loan interest income in the comparable nine-month periods is primarily a result of lower average loan balances. The decreased average balances in loans receivable are responsible for $601,000 of the decrease and lower rates are responsible for $367,000 of the decrease.

Interest income on mortgage-backed securities increased by $219,000 or 320.2% to $287,000 and by $466,000 or 197.3% to $702,000 in the three and nine-month periods ended March 31, 2003, respectively. The increase is due to higher average balances due to purchases offsetting slightly lower rates earned on these securities.

Interest income on investment securities held for sale decreased by $13,000 or 18.5% to $60,000 in the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002 and increased $64,000 or 38.8% to $231,000 in the nine-month period ended March 31, 2002 compared to the nine-month period ended March 31, 2002. The decrease in interest income in the comparable quarterly periods is due to both lower average volumes and rates. The increase in the comparable nine-month periods is due to higher average balances offsetting lower rates.

Interest income on federal funds sold and other investments decreased by $42,000 or 51.8% to $39,000 for the quarter ended March 31, 2003 from $81,000 for the quarter ended March 31, 2002 as a result of both lower volumes and rates. The decrease in Interest income on federal funds sold and other investments of $212,000 or 61.7% for the nine month period also resulted from both lower volumes and lower market interest rates.

Interest Expense
----------------

Total interest expense decreased by $254,000 or 20.6% to $1.0 million for the quarter ended March 31, 2003 from $1.2 million for the quarter ended March 31, 2002. Total interest expense decreased by $1.4 million or 31.6% in the nine months ended March 31, 2003 from the nine months ended March 31, 2002. In the comparable quarterly periods, lower rates paid on both deposits and borrowings offset the higher average balance of borrowings. The average rate on interest-bearing liabilities decreased by 76 basis points to 2.97% from 3.73% in the quarterly period ended March 31, 2003 as compared to the quarter ended March 31, 2002. The reduction in interest expense during the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002 was due primarily to lower rates paid on deposits.

Interest expense on deposits decreased by $301,000 or 30.5% to $0.7 million for the quarter ended March 31, 2003 from $1.0 million for the quarter ended March 31, 2002. Interest expense on deposits decreased by $1.4 million or 39.0% to $2.2 million from $3.6 million for the nine months ended March 31, 2002. The decrease in interest expense on deposits during the comparable quarters is primarily attributable to a decrease in the average rate by 91 basis points to 2.51% from 3.42%. The decrease in interest expense on deposits during the comparable nine-month periods was due primarily to the 140 basis point reduction in rates paid on deposits to 2.62% from 4.02%.

Interest expense on borrowings increased by $47,000 or 19.3% to $292,000 for the quarter ended March 31, 2003 from $245,000 for the quarter ended March 31, 2002. Interest expense on borrowings decreased by $9,000 or 1.0% to $860,000 during the nine months ended March 31, 2003 from $869,000 during the nine months ended March 31, 2002. The increase for the comparable quarters was attributable to higher average balances offsetting lower rates. For the nine-month comparable periods the decrease was attributable to lower rates offsetting higher average balances.

Net Interest Income
-------------------

The Company's net interest income before the provision for loan losses increased by $102,000 or 6.7% to $1.6 million the quarter ended March 31, 2003 from $1.5 million for the quarter ended March 31, 2002. Net interest income before the provision for loan losses increased by $762,000 or 18.0% to $5.0 million for the nine months ended March 31, 2003 from $4.2 million during the nine months ended March 31, 2002. The increase in net interest income during the comparable quarters is a result of lower rates paid in interest-bearing liabilities offsetting the lower rates earned on interest-earning assets. The net interest margin increased 21 basis points to 4.40% from 4.19% in the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. The increase in net interest income in the comparable nine-month periods primarily resulted from lower rates paid on interest-bearing liabilities offsetting lower rates earned on and lower average balances of interest-earning assets. The net interest margin increased by 71 basis points to 4.46 for the nine-month period ended March 31, 2003 from 3.75% for the nine-month period ended March 31, 2002.

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

                                                                   NINE MONTHS ENDED MARCH 31,
                                               ----------------------------------------------------------------------------
                                                             2003                                     2002
                                               ----------------------------------      ------------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                      AVERAGE
                                               BALANCE      INTEREST      RATE(1)      BALANCE       INTEREST       RATE(1)
                                               -------      --------     ---------     -------       --------       -------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable (2)                       $115,458       $6,995          8.07%     $124,993        $7,963         8.47%
   Mortgage-backed securities                   16,608          701          5.63%        4,843           236         6.49%
   Investment securities                         6,590          231          4.66%        3,901           166         5.68%
   Federal funds sold and other
      interest-earning assets                   10,813          132          1.62%       17,133           344         2.67%
                                              --------       ------                    --------        ------
Total interest earning assets                  149,469        8,059          7.18%      150,870         8,709         7.68%
                                                             ------                                    ------
Noninterest-earning assets                       5,858                                    6,665
                                              --------                                 --------
Total Average Assets                          $155,327                                 $157,535
                                              ========                                 ========

Interest-bearing liabilities:
Savings deposits                              $111,375       $2,194          2.62%     $119,170        $3,596         4.02%
Borrowings                                      22,113          860          5.18%       18,558           870         6.24%
                                              --------       ------                    --------        ------
Total interest-bearing liabilities             133,488        3,054          3.05%      137,728         4,466         4.32%
                                                             ------        ------                      ------       ------
Noninterest-bearing liabilities                  6,642                                    6,160
                                              --------                                 --------
Total liabilities                              140,130                                  143,888
Stockholders' equity                            15,197                                   13,647
                                              --------                                 --------
    Total liabilities and stockholders'
      equity                                  $155,327                                 $157,535
                                              ========                                 ========


Net interest income                                         $5,005                                     $4,243
                                                            ======                                     ======
Interest rate margin                                                         4.46%                                    3.75%
                                                                           =======                                  ======
Net interest spread                                                          4.14%                                    3.36%
                                                                           ======                                   ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                  111.97%                                  109.54%
                                                                           ======                                   ======

-----------
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.

                                                                   THREE MONTHS ENDED MARCH 31,
                                               ----------------------------------------------------------------------------
                                                             2003                                     2002
                                               ----------------------------------      ------------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                      AVERAGE
                                               BALANCE      INTEREST      RATE(1)      BALANCE       INTEREST       RATE(1)
                                               -------      --------     ---------     -------       --------       -------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable (2)                        $111,988      $2,225        8.06%     $120,690         $2,540         8.54%
   Mortgage-backed securities                    21,523         287        5.41%        4,289             68         6.46%
   Investment securities                          5,287          60        4.57%        5,749             73         5.08%
   Federal funds sold and other
      interest-earning assets                    11,398          39        1.40%       17,129             82         1.93%
                                               --------      ------                  --------         ------
Total interest earning assets                   150,196       2,611        7.05%      147,857          2,763         7.58%
Noninterest-earning assets                        6,097      ------                     5,779         ------
                                               --------                              --------
Total assets                                   $156,293                              $153,636
                                               ========                              ========

Interest-bearing liabilities:
Savings deposits                               $111,022      $  688        2.51%     $117,289         $  989         3.42%
Borrowings                                       22,861         292        5.12%       16,793            245         5.84%
                                               --------      ------                  --------         ------
Total interest-bearing liabilities              133,883         980        2.97%      134,082          1,234         3.73%
                                                             ------                                   ------
Noninterest-bearing liabilities                   6,943                                 5,707
                                               --------                              --------
Total liabilities                               140,826                               139,789
Stockholders' equity                             15,467                                13,847
                                               --------                              --------
    Total liabilities and stockholders'
      equity                                   $156,293                              $153,636
                                               ========                              ========


Net interest income                                          $1,631                                   $1,529
                                                             ======                                   ======
Interest rate margin                                                       4.40%                                     4.19%
                                                                         ======                                    ======
Net interest spread                                                        4.08%                                     3.85%
                                                                         ======                                    ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                112.18%                                   110.27%
                                                                         ======                                    ======

-----------
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.

Provision For Loan Losses
-------------------------

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses. The methodology for assessing the appropriateness of the allowance includes a specific allowance, a formula allowance and a nonspecific allowance. The specific allowance is for risk rated credits on an individual or portfolio basis. The formula allowance reflects historical losses by credit category. The nonspecific allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the specific allowance or the formula allowance. The factors used in determining the nonspecific allowance include trends in delinquencies, trends in volumes and terms of loans, the size of loans relative to the allowance, concentration of credits, the quality of the risk identification system and credit administration and local and national economic trends.


The Company provided $135,000 for loan losses during the quarter ended March 31, 2003 and $90,000 in the quarter ended March 31, 2002. The Company provided $375,000 and $470,000 for loan losses during each of the nine-month periods ended March 31, 2003 and March 31, 2002. At March 31, 2003, non-performing loans totaled $511,000 compared to $696,000 at June 30, 2002. The Company's allowance for loan losses as a percentage of total loans outstanding, net of unearned origination fees was 0.92% at March 31, 2003 compared to 1.20% at June 30, 2002.

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                               NINE MONTHS ENDED     THREE MONTHS ENDED
                                               -----------------    ------------------
                                                            MARCH 31,
                                                            ---------
                                                 2003      2002      2003       2002
                                                 ----      ----      ----       ----
Allowance for loan losses,
  beginning of period                            $1,438   $1,161    $1,195     $1,378

Provision for loan losses                           375      470       135         90

Loans Charged Off:
         Consumer                                   123      144        30         41
         Real Estate                                  0        0         0          0
         Commercial                                 709      125       286         17
                                                 ------   ------    ------     ------
  Total Charge-Offs                                 832      269       316         58

Recoveries:
         Consumer                                    29       30         7          6
         Real Estate                                  0       12         0          0
         Commercial                                  37       22        26         10
                                                 ------   ------    ------     ------
  Total Recoveries                                   66       64        33         16
                                                 ------   ------    ------     ------

Allowance for loan losses, end of period         $1,047   $1,426    $1,047     $1,426
                                                 ======   ======    ======     ======

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

                                                                 At March 31,       At June 30,
                                                                 ------------       -----------
                                                                    2003               2002
                                                                    ----               ---
                                                                         (In thousands)
Loans accounted for on a non-accrual basis: (1)
    Real estate:
       Residential.............................................  $      13          $     285
       Commercial..............................................         --                 --
       Construction............................................         --                 --
    Consumer...................................................         55                 --
    Commercial Loan/Lease......................................        443                411
                                                                 ---------          ---------
       Total...................................................  $     511          $     696
                                                                 =========          =========
Accruing loans which are contractually past due
   90 days or more.............................................  $      --          $      --
                                                                  --------           --------
       Total...................................................  $      --          $      --
                                                                  --------           --------
       Total non-performing loans..............................  $     511          $     696
                                                                 =========          =========
Percentage of total loans......................................       0.45%              0.58 %
                                                                 =========          =========
Other non-performing assets (2)................................  $       0          $     128
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

At March 31, 2003, non-accrual real estate loans consisted of two residential real estate loans totaling $14,000 that have been brought current at April 20,2003. Included in non-accrual commercial loans is $174,000 of a $500,000 commercial loan collateralized by automobile leases and the security interest in the automobiles. An additional $302,000 of this credit is delinquent between 30 and 89 days. The company is pursuing all options and is charging off the underlining leases as it determines them to be uncollectable. Also included in non-accrual commercial loans are five loans with a $232,000 balance of which $138,000 that is guaranteed by the Small Business Administration. As of April 30,2003, $61,000 of the SBA guarantee has been collected and two commercial loans totaling $24,000 have paid off. Also included in non-accrual commercial loans are four commercial equipment leases with an outstanding balance of $36,000.

Consumer loans on non-accrual represent three second mortgage loans with a combined balance of $55,000.


Noninterest Income
------------------

The Company's noninterest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities, loans and repossessed real estate. Total noninterest income increased by $119,000 or 135.8% to $206,000 for the quarter ended March 31, 2003 from $87,000 for the quarter ended March 31, 2002. Total noninterest income decreased by $347,000 or 44.4% to $434,000 during the nine months ended March 31, 2003 from $782,000 during the nine months ended March 31, 2002. The increase in noninterest income in the comparable quarters is primarily due to the $104,000 gain on the sale of investment securities recognized in the quarter ended March 31, 2003 whereas there were no gains on sale of investment securities in the Quarter ended March 31, 2002. The majority of the gain resulted from the sale of equity securities of a local savings bank that sold itself to another financial institution in the quarter. The decrease in noninterest income in the comparable nine month period is due to lower gains on the sale of loans and securities. In the quarter ended September 30, 2002, the Bank sold at substantial gains, $10 million of first mortgage loans and $2 million in investment securities acquired in the November 2000 purchase of Northfield Bancorp. Fees and service charges on deposit accounts increased by 11.5% and 12.5% in the comparable quarterly and year-to-date periods.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $141,000 or 13.5% to $1.2 million for the quarter ended March 31, 2003 from $1.1 million for the quarter ended March 31, 2002. The largest dollar increases were in professional fees and compensation and benefits. Professional fees increased primarily as a result of legal fees associated with the workout of two problem commercial loans. Compensation and benefits increased by $57,000 or 8.92% to $692,000 primarily a result of higher staffing levels and higher health insurance and ESOP expense. Total noninterest expense increased by $256,000 or 7.9% to $3.5 million from $3.2 million during the nine months ended March 31, 2003. As was the case in the comparable quarterly periods, the largest increases were in the professional fees and compensation and benefits areas.

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

The Bank's primary sources of funds are deposits and proceeds from maturing investment securities and mortgage-backed securities and principal and interest payments on loans. While maturities and scheduled amortizations of securities and loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.

The Bank's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2003, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $14.2 million. In addition, the Company has approximately $26.6 million of mortgage-backed and investment securities classified as available-for-sale.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments of $10.0 million. These funds will be internally generated, raised through deposit operations, or borrowed. Certificates of deposit that are scheduled to mature in less than one year at March 31, 2003 totaled $34.3 million. Historically, a high percentage of maturing deposits have remained with the Company. However, due to the level of the Company's liquidity and relatively tepid loan demand in the past nine months, rates paid on certificates have been aggressively lowered. This may result in some customers withdrawing their certificates in order to chase yields at other financial institutions.

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $420,000 for the payment of common and preferred dividends. The loan whose proceeds were used in the acquisition of Northfield Bancorp in November 2000 has been paid off. The balance of this loan at December 21, 2002 was $550,000. The only real source of funds to meet the common and preferred stock dividend obligations are dividends from the Bank to the Company. As of January 1, 2003, the Bank no longer has to request prior permission from the Federal Reserve Bank of Richmond to pay a dividend to the holding Company. The Bank's payment of dividends is however, subject to the Federal Reserve Board's Regulation H, which provides that a state member bank may not pay a dividend if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for the year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or to a fund for the retirement of preferred stock, unless the bank has received the prior approval of the Federal Reserve Board. Additionally, the Federal Reserve Board has the authority to prohibit the payment of dividends by a Maryland commercial bank when it determines such payment to be an unsafe and unsound banking practice. Finally, the Bank is not able to pay dividends on its capital stock if its capital would thereby be reduced below the remaining balance of the liquidation account established in connection with its conversion in April 1996 from mutual to stock form.

In addition, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Association at the time of the Association's conversion to stock form.

Contingencies and Off-Balance Sheet Items
-----------------------------------------

The Company is party to financial instruments with off-balance sheet risk including commitments to extend credit under both new facilities and under existing lines of credit. Commitments to fund loans typically expire after 60 days, commercial lines of credit are subject to annual reviews and home equity lines of credit are generally for a term of 20 years. These instruments contain, to varying degrees, credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

                                                        March 31, 2003    June 30, 2002
                                                        --------------    -------------
                                                           (dollars in thousands)
Commitments to originate new loans                         $8,117            $4,512
Undisbursed lines of credit                                 4,634             3,878
Financial standby letters of credit                           882               669

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

In April of 2003, the Audit Committee of the Board of Directors engaged Stegman & Company, CPA's to perform Internal Audit services for the Company and the Bank. Stegman & Company has not been engaged for any other services.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and use of proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security-Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The following exhibit is filed herewith:

     Exhibit
     Number                              Title
     -------                             -----

     99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

     (b)  Reports on form 8-K

          None

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PATAPSCO BANCORP, INC.



Date:  May 5, 2002                   /s/ Joseph J. Bouffard
                                     -----------------------------------------
                                     Joseph J. Bouffard
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)




Date: May 5, 2002                    /s/ Michael J. Dee
                                     -----------------------------------------
                                     Michael J. Dee
                                     Chief Financial Officer & Controller
                                     (Principal Financial Officer)

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

Date: May 5, 2003

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

Date: May 5, 2003


                                         /s/ Michael J. Dee
                                         --------------------------------------
                                         Michael J. Dee
                                         Chief Financial Officer and Controller