Form 10KSB
period 2003-06-30
PATAPSCO BANCORP INC
filed 2003-09-26
CIK 1003961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

For the fiscal year ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from           to
                               ---------    ---------

                           Commission File No. 0-28032

                             PATAPSCO BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           MARYLAND                                              52-1951797
-----------------------------                              ---------------------
(State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

1301 MERRITT BOULEVARD, DUNDALK, MARYLAND                         21222-2194
-----------------------------------------                     -----------------
(Address of Principal Executive Offices)                         (Zip Code)

         Issuer's Telephone Number, Including Area Code: (410) 285-1010
                                                         --------------

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
                                                                         ----

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
                            ------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              --    --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

For the fiscal year ended June 30, 2003, the issuer had $11,193,641 in revenues.

As of September 22, 2003, the aggregate market value of voting common stock held by non-affiliates was approximately $10,302,878, computed by reference to the most recent sales price on September 19, 2003 as reported on the OTC Electronic Bulletin Board. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting common stock are affiliates.

Number of shares of Common Stock outstanding as of September 15, 2003: 416,833.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the issuer's Annual Report to Stockholders for the Fiscal Year ended June 30, 2003. (Parts II and III)
     2. Portions of Proxy Statement for issuer's 2003 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     Patapsco Bancorp, Inc. Patapsco Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland in November 1995. On April 1, 1996, Patapsco Federal Savings and Loan Association (the "Association"), the predecessor of The Patapsco Bank ("the Bank"), converted from mutual to stock form and reorganized into the holding company form of ownership as a wholly owned subsidiary of the Company.

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

     The Patapsco Bank. The Bank is a Maryland commercial bank operating through three full service offices located in Dundalk, Parkville and Carney, Maryland and serving eastern Baltimore County. The Bank was originally chartered by the State of Maryland in 1910 under the name "Patapsco Building and Loan Association." The Bank adopted a federal charter and received federal insurance of its deposit accounts in 1957, at which time it adopted the name of Patapsco Federal Savings and Loan Association. The Association converted to a commercial bank (the "Bank Conversion") on September 30, 1996, at which time it changed its name to "The Patapsco Bank". On November 13, 2000, the Company acquired Northfield Bancorp, Inc., the parent company of Northfield Federal Savings Bank, expanding the number of the Bank's full service offices to its current three.

     The primary business of Patapsco is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans, commercial loans and consumer loans, primarily in the Greater Baltimore Metropolitan area. Patapsco is subject to competition from other financial and mortgage institutions in attracting and retaining deposits and in making loans. Patapsco is subject to the regulations of certain agencies of the federal government and undergoes periodic examination by those agencies. The Bank has two operating subsidiaries, Prime Business Leasing and Patapsco Financial Services. The primary business of Prime Leasing is the origination and servicing of commercial leases. The primary business of Patapsco Financial Services is the sale of consumer investments.

     At June 30, 2003, the Bank had $17.6 million, $4.3 million, $14.6 million, $15.1 million and $19.2 million in small business loans, construction loans, commercial real estate loans, home equity and other consumer loans, and equipment leases, respectively.

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

LENDING ACTIVITIES

     General. The Company's gross loan portfolio, excluding loans held for sale, totaled $119.4 million at June 30, 2003, representing 75.7% of total assets at that date. At June 30, 2003, $48.7 million, or 40.8% of the Company's gross loan portfolio, consisted of residential mortgage loans. Other loans secured by real estate include construction and commercial real estate loans, which amounted to $18.9 million, or 15.8% of the Company's gross loan portfolio at June 30, 2003. In addition, the Company originates consumer and other loans, including home equity loans, home improvement loans and loans secured by deposits. At June 30, 2003, consumer and other loans totaled $15.1 million, or 12.6% of the Company's gross loan portfolio. The Company's commercial loan portfolio, which consists of small business loans and commercial leases, totaled $36.8 million, or 30.8% of the Company's gross loan portfolio.

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

     In recent years, the Company has purchased whole loans and loan participation interests. During the year ended June 30, 2003 the Company purchased $6.3 million in participation interests and $2.0 million in residential mortgage loans. In the future, management will continue to consider purchases of whole loans or participation interests in commercial business and residential and commercial real estate loans.

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

     It is the Company's policy to record a lien on the real estate securing a loan and to obtain title insurance, which insures that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, pay flood insurance policy premiums. Upon receipt of a loan application from a prospective borrower, a credit report generally is ordered to verify specific information relating to the loan applicant's employment, income and credit standing.

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

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a commercial bank to a person outstanding, including commitments, at one time shall not exceed 15% of the bank's unimpaired capital and surplus. Under these limits, the Company's loans to one borrower were limited to $2.3 million at June 30, 2003. At that date, the Company had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 2003, the Company's largest lending relationship was a $2.1 million commercial loan secured by commercial real estate, which includes a 55% guarantee by the United States Small Business Administration, which was current and performing in accordance with its terms at June 30, 2003.

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

     Residential Real Estate Lending. The Company historically has been an originator of residential real estate loans in its market area. Residential real estate loans consist of both single-family and multi-family residential real estate loans. At June 30, 2003, residential mortgage loans, excluding loans held for sale, home improvement loans, and home equity loans totaled $48.7 million, or 40.8% of the Company's gross loan portfolio. Of such loans, $4.8 million were secured by nonowner-occupied investment properties.

     At June 30, 2003, $37.4 million, or 59.2% of the Company's residential and commercial real estate loan portfolio was comprised of fixed-rate mortgage loans and $25.8 million or 40.8% of the Company's residential and commercial real estate loan portfolio was comprised of adjustable-rate mortgage loans.

     The Company's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings. Such loans generally range in size from $100,000 to $500,000. At June 30, 2003, the Company had $0.3 million of multi-family residential real estate loans, which amounted to 0.25% of the Company's loan portfolio at such date. Multi-family real estate loans either are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a three or five year note maturity, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property.

     Multi-family residential real estate lending entails additional risks as compared with single-family residential property lending. Multi-family residential real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Company generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Company. It has been the Company's policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate loans are made. The Company seeks to expand multi-family residential real estate lending.

     Construction Lending. The Bank also offers residential and commercial construction loans and land acquisition and development loans. Residential construction loans are offered to individuals who are having their primary or secondary residence built as well as to local builders to construct single-family dwellings. Residential construction advances are made on a stage of completion basis. Generally, loans to owner/occupants for the construction of residential properties are originated in conjunction with the permanent mortgage on the property. The term of the construction loans is normally from 6 to 18 months and has a variable interest rate, which is normally up to 2% above the prime interest rate. Upon completion of construction, the permanent loan rate will be set at the interest rate offered by the Bank on that loan product not sooner than 60 days prior to completion. Interest rates on residential loans to builders are set at the prime interest rate plus a margin of 0.5% to 2.0% as may be adjusted from time to time. Interest rates on commercial construction loans and land acquisition and development loans are based on the prime rate plus a negotiated margin of between 0.5% and 2.0% and adjust from time to time, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At June 30, 2003, $4.3 million, or 3.6%, of the Company's loan portfolio consisted of construction loans.

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

     Commercial Real Estate Lending. The Company's commercial real estate loan portfolio consists of loans to finance the acquisition of small office buildings, shopping centers and commercial and industrial buildings. Such loans generally range in size from $100,000 to $900,000. At June 30, 2003, the Company had $14.6 million of commercial real estate loans, which amounted to 12.3% of the Company's gross loan portfolio at such date. Commercial real estate loans are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a maturity generally of three to five years, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its commercial real estate lending to borrowers within its market area or with which it has had prior experience. The Company seeks to expand commercial real estate lending.

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

     Consumer Lending. The consumer loans currently in the Company's loan portfolio consist of home improvement loans, home equity loans, loans secured by savings deposits and overdraft protection for checking accounts. At June 30, 2003, consumer and other loans totaled $15.1 million, or 12.6% of the Company's gross loan portfolio.

     In July 1995, the Company instituted a home improvement loan program. Such loans are made to finance a variety of other home improvement projects, such as replacement windows, siding and room additions. The Company's policy is to originate home improvement loans throughout Maryland, except for the western portion of the state, and northern Virginia, Delaware and Southern Pennsylvania. While the Company originates some home improvement loans on a direct basis, most of the home improvement loans in the Company's portfolio are originated on an indirect basis through the Company's relationships with selected independent contractors. The Company's underwriting policies apply to all home improvement loans whether or not directly originated by the Company. Home improvement loans generally have terms ranging from three to 15 years and have fixed interest rates. Home improvement loans are made on both secured and unsecured bases. However, the majority of home improvement loans with a principal loan amount over $10,000 or which have a term longer than 84 months are made on a secured basis with loan-to-value ratios up to 80% or 90%, depending on the type of project financed. At June 30, 2003, home improvement loans amounted to $9.2 million, or 7.7% of the Company's loan portfolio, with $1.5 million of such loans being secured by real estate.

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

     At June 30, 2003 the Company's commercial loans totaled $17.6 million, or 14.7% of the Company's loan portfolio. This commercial lending program employs many of the alternative financing and guarantee programs available through the U.S. Small Business Administration and other state and local economic development agencies.

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

     The Company offers loans to finance lease transactions, secured by the lease and the underlying equipment, to businesses of various size through its subsidiary, Prime Business Leasing. In extending the financing in a commercial lease transaction, the Company reviews the borrower's financial statements, credit reports, tax returns and other documentation. Generally, commercial lease financing is made in amounts ranging between $3,000 and $120,000 with terms of up to five years and carry fixed interest rates. At June 30, 2003, commercial lease finance transaction loans totaled $19.2 million, or 16.1% of the Company's loan portfolio.

     Loan Fees and Servicing. The Company receives fees in connection with late payments and for miscellaneous services related to its loans. The Company also charges fees in connection with loan originations typically up to 3 points (one point being equal to 1% of the loan amount) on real estate loan originations. The Company generally does not service loans for others, except for four 30-year fixed-rate residential mortgage loans originated and sold by the Company with servicing retained, and earns minimal income from this activity. The Company has sold participating interests on residential, commercial real estate and commercial business loans to other local financial institutions. At June 30, 2003, the Company was servicing loans for others totaling approximately $3.2 million.

     Nonperforming Loans and Other Problem Assets. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Company takes immediate steps to have the delinquency cured and the loan restored to current status. Loans, which are delinquent between ten and 15 days, depending on the type of loan, typically incur a late fee of 5% of principal and interest due. As a matter of policy, the Company will contact the borrower after the date the late payment is due. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 90 days or more, formal legal proceedings are commenced to collect amounts owed.

     Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management's judgment there is no doubt as to full collectibility of principal and interest. At June 30, 2003, all loans past due more than 90 days were on nonaccrual. Consumer loans are generally charged off after they become more than 90 days past due. All other loans are charged off when management concludes that they are uncollectible. See Notes 1 and 4 of Notes to Consolidated Financial Statements.

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

     Under applicable accounting rules, investment securities classified as held-to-maturity are recorded at amortized cost and those classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At June 30, 2003, the Company's entire portfolio of investment securities was classified as available for sale and had an aggregate carrying value of $24.4 million and an unrealized net gain after tax of $0.36 million. Management of the Company currently does not anticipate that the presence of unrealized losses in the Company's portfolio of investment securities and mortgage-backed securities is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     General. Deposits are the primary source of the Company's funds for lending, investment activities and general operational purposes. In addition to deposits, the Company derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer-term basis for general operational purposes. The Bank may borrow from the FHLB of Atlanta and the Bankers Bank in Atlanta, GA.

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

     The Company attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Company seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Company's depositors are Maryland residents. To provide additional convenience, the Company participates in the STAR Automatic Teller Machine network at locations throughout the United States, through which customers can gain access to their accounts at any time.

     Borrowings. While savings deposits historically have been the primary source of funds for the Company's lending, investments and general operating activities, the Bank utilizes advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. At June 30, 2003, the Company had outstanding Federal Home Loan Bank of Atlanta advances of $20.2 million with an average rate of 4.82%. Additionally, the Bank has a $4.9 line of credit, of which $0 was outstanding at June 30, 2003 with the Bankers Bank of Atlanta, GA.

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

COMPETITION

     The Company faces strong competition both in originating loans and in attracting deposits. The Company competes for loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers. The Company also competes by offering products that are tailored to the local community. Its competition in originating loans comes primarily from other commercial banks, savings institutions and mortgage bankers, credit unions and finance companies.

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

EMPLOYEES

     As of June 30, 2003, the Company had 48 full-time and 7 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Company's relationships with its employees to be good.

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

     Financial Modernization Legislation. On November 12, 1999, the Gramm-Leach Bliley ("G-L-B") Act was signed into law and which could have a far-reaching impact on the financial services industry. The G-L-B Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies by firms, which are engaged in commercial activities, and limits the permissible activities of unitary holding companies formed after May 4, 1999.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to nonaffiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, are required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners have promulgated implementing regulations, which became effective in July 2001.

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

     Capital Requirements. The Bank is subject to Federal Reserve Board capital requirements as well as statutory capital requirements imposed under Maryland law. Federal Reserve Board regulations establish two capital standards for state-chartered banks that are members of the Federal Reserve System ("state member banks"): a leverage requirement and a risk-based capital requirement. In addition, the Federal Reserve may on a case-by-case basis, establish individual minimum capital requirements for a bank that vary from the requirements that would otherwise apply under Federal Reserve Board regulations. A bank that fails to satisfy the capital requirements established under the Federal Reserve Board's regulations will be subject to such administrative action or sanctions, as the Federal Reserve Board deems appropriate.

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

                                                                                                   Regulatory
                                                                                                  Requirements
                                                                             Regulatory            To Be Well
                                                                            Requirements        Capitalized Under
                                                                            For Capital         Prompt Corrective
                                                        Actual           Adequacy Purposes      Action Provisions
                                                 ------------------     --------------------   -------------------
                                                   Amount     Ratio       Amount     Ratio       Amount     Ratio
                                                 ---------  ---------   ---------  ---------   ---------    ------
                                                                             (Dollars in thousands)
As of June 30, 2003:
   Total Capital (to Risk Weighted Assets).....  $  14,416     14.58%    $   7,912      8.00%   $  9,890    10.00%
   Tier 1 Capital (to Risk Weighted Assets)....     13,277     13.43         3,956      4.00       5,934     6.00
   Tier 1 Capital (to Average Assets).........      13,277      8.56         6,205      4.00       7,756     5.00

As of June 30, 2002:
   Total Capital (to Risk Weighted Assets).....  $  13,109     13.48%       $7,777      8.00%   $  9,721    10.00%
   Tier 1 Capital (to Risk Weighted Assets)....     11,894     12.24         3,888      4.00       5,833     6.00
   Tier 1 Capital (to Average Assets).........      11,894      7.73         6,157      4.00       7,696     5.00

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

     Federal banking regulators have adopted regulations implementing the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, an institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the depository institution has a composite 1 CAMELS rating). An "undercapitalized institution" is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as a depository institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain mortgage servicing rights. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. At June 30, 2003, the Bank was classified as "well capitalized" under Federal Reserve regulations.

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

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at June 30, 2003 of $1.0 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance and small businesses and small farms and small agri-businesses. At June 30, 2003, the Bank had $22.2 million in advances outstanding from the FHLB of Atlanta.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of over $6.0 million up to $42.1 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2003, the Bank met its reserve requirements.

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

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority, and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses, which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     Regular semi-annual SAIF assessment rates set by the FDIC currently ranges from 0 to 27 basis points. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. Until December 31, 1999, Bank Insurance Fund ("BIF)-insured institutions were required to pay FICO assessments at one-fifth the rate at which SAIF members were assessed. After December 31, 1999, both BIF and SAIF members have been assessed at the same rate for FICO payments.

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

     Uniform Lending Standards. Under Federal Reserve Board regulations, state member banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies of state member banks must reflect consideration of the

Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal banking agencies.

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

     Limits on Loans to One Borrower. The Bank has chosen to be subject to federal law with respect to limits on loans to one borrower. Generally, under federal law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed 15% of the unimpaired capital and surplus of the commercial bank. The Bank's lending limit to one borrower as of June 30, 2003 was $2.3 million.

     Transactions with Related Parties. Transactions between a state member bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state member bank is any company or entity, which controls, is controlled by or is under common control with the state member bank. In a holding company context, the parent holding company of a state member bank and any companies which are controlled by such parent holding company are affiliates of the state member bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no state member bank may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the state member bank.

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

     Patriot Act. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

     Stock Repurchases. As a bank holding company, the Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. This requirement does not apply to bank holding companies that are "well-capitalized," received one of the two highest examination ratings at their last examination and are not the subject of any unresolved supervisory issues.

     Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOX") was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contained provisions which amend the Securities Exchange Act of 1934, as amended (the "Act") and provisions which directed the SEC to promulgate rules. The resultant law and regulations under the Act as of the time of this annual report is set forth in the following paragraphs. SOX provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), which will enforce auditing, quality control and independence standards for firms that audit Securities and Exchange Commission ("SEC")-reporting companies and will be funded by fees from all SEC-reporting companies. SOX imposed higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change, and as of the end of June 2003, all ownership reports must be electronically filed.

     SOX also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC-reporting companies must disclose whether at least one member of the committee is an audit committee "financial expert" (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and work on disagreements with the Company's independent auditor.

     Beginning six months after the SEC determines that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm ("RPAF") to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statement's materially misleading. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. SOX requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

     Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

TAXATION

     The Company and the Bank, together with the Bank's subsidiary, to date have not filed a consolidated federal income tax return for the fiscal year ended June 30, 2003. The Company has had no material tax liability through June 30, 2003.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's offices at June 30, 2003.

                                                                         Book Value at
                                          Year           Owned or           June 30,           Approximate
                                         Opened           Leased             2003            Square Footage
                                         ------          --------        -------------       --------------
                                                                 (Dollars in thousands)
Headquarters and Branch Office
1301 Merritt Boulevard                    1970             Owned             $ 578                9,600
Dundalk, Maryland


Branch Office
8705 Harford Road
Baltimore, Maryland                       1923             Owned              $99                  750

Branch Office
1844 E. Joppa Road
Baltimore, Maryland                       1983            Leased              $11                 3,150

Administrative Center
8005 Harford Road
Baltimore, Maryland                       1998            Leased              $20                 2,915


     The book value of the Bank's investment in premises and equipment totaled $1.0 million at June 30, 2003. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2003, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiary is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

         Not applicable.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 2003 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1 through 20 in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report contained on pages 21 through 43 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

     As of the end of the  period  covered  by this  report,  management  of the
Company  carried  out  an  evaluation,   under  the  supervision  and  with  the
participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     In addition, there have been no changes in the Company's internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

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

                                                (a)                         (b)                             (c)
                                                                                                Number of securities remaining
                                     Number of securities to be                                 available for future issuance
                                      issued upon exercise of       Weighted-average exercise     under equity compensation
                                        outstanding options,          price of outstanding       plans (excluding securities
                                          warrants & rights       options, warrants and rights     reflected in column (a))
                                     --------------------------   ----------------------------  ------------------------------
Equity compensation plans
  approved by security holders                 65,917                         17.77                         2,022

Equity compensation plans not
  approved by security holders                 12,165                          NA                             0

       Total


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

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

          (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
               ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

               Independent Auditors' Report
               Consolidated Statement of Financial Condition as of June 30, 2003
                and 2002
               Consolidated  Statements  of Income for the Years  Ended June 30,
                2003 and 2002
               Consolidated  Statements  of  Stockholders'  Equity for the Years
                Ended June 30, 2003 and 2002
               Consolidated  Statements  of Cash Flows for the Years  Ended June
                30, 2003 and 2002
               Notes to Consolidated Financial Statements

     (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

          No.     Description
         -----    -----------
*****    3.1      Articles of Incorporation of Patapsco Bancorp, Inc. and
                   Articles Supplementary
         3.2      Bylaws of Patapsco Bancorp, Inc., as amended
**       4        Form of Common Stock Certificate of Patapsco Bancorp, Inc.
***     10.1      Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan
***     10.2      Patapsco Bancorp, Inc. Management Recognition Plan
*       10.3(a)   Employment  Agreement  between  Patapsco  Federal  Savings and Loan  Association  and  Joseph J. Bouffard
*       10.3(b)   Employment Agreement between Patapsco Bancorp, Inc. and
                   Joseph J. Bouffard
*       10.4(a)   Severance Agreement between Patapsco Federal Savings and
                   Loan Association and John McClean
*       10.4(b)   Severance Agreement between Patapsco Bancorp, Inc. and
                   John McClean
*       10.5      Patapsco Federal Savings and Loan Association Retirement Plan
                   for Non-Employee Directors
******  10.6      Patapsco Federal Savings and Loan Association Incentive
                   Compensation Plan, as amended

*       10.7      Deferred  Compensation  Agreements between Patapsco Federal
                   Savings and Loan Association and each
                   of Directors McGowan and Patterson
****    10.9      The Patapsco Bank Retirement Plan for Non-Employee Directors
*****   10.10     Patapsco Bancorp, Inc. 2000 Stock Option and Incentive Plan
*****   10.11     Severance  Agreements  between Patapsco  Bancorp,  Inc. and
                   Michael J. Dee and Frank J. Duchacek, Jr.
******  10.12     Patapsco Bancorp, Inc. Cash Deferred Compensation Plan
        13        2003 Annual Report to Stockholders
        21        Subsidiaries of the Registrant
        23        Consent of Anderson Associates, LLP
        31.1      Rule 13a-14(a) Certification of Chief Executive Officer
        31.2      Rule 13a-14(a) Certification of Chief Financial Officer
        32        Certification pursuant to 18 U.S.C. Section 1350
------------

* Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (File No. 33-99734).
** Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-28032).
*** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996 (File No. 0-28032)
**** Incorporated  herein by reference from the Company's  Annual Report on Form
     10-KSB for the year ended June 30, 1999 (File No. 0-28032). *****Incorporated herein by reference from the Company's Annual Report on Form
     10-KSB for the year ended June 30, 2000 (File No. 0-28032). ******Incorporated herein by reference from the Company's Annual Report on Form
     10-KSB for the year ended June 30, 2002 (File No. 0-28032).

       (b)        REPORTS ON FORM 8-K
                  -------------------

               The Company filed the following Current Report on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2003:

          DATE OF REPORT       ITEM(S) REPORTED      FINANCIAL STATEMENTS FILED
          --------------       ----------------      --------------------------

          April 17, 2003            7, 12                      N/A

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PATAPSCO BANCORP, INC.
September 17, 2003
                            By:/s/ Joseph J. Bouffard
                               -----------------------------------------------
                               Joseph J. Bouffard
                               President and Chief Executive Officer
                               (Duly Authorized Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Joseph J. Bouffard                                 September 17, 2003
-----------------------------------------------------
Joseph J. Bouffard
President, Chief Executive Officer
  and Director
(Principal Executive Officer)


/s/ Michael J. Dee                                     September 17, 2003
-----------------------------------------------------
Michael J. Dee
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)


/s/ Thomas P. O'Neill                                  September 17, 2003
-----------------------------------------------------
Thomas P. O'Neill
Chairman of the Board


/s/ Theodore C. Patterson                              September 17, 2003
-----------------------------------------------------
Theodore C. Patterson
Director and Secretary


/s/ Douglas H. Ludwig                                  September 17, 2003
-----------------------------------------------------
Douglas H. Ludwig
Director


/s/ Nicole N. Glaeser                                  September 17, 2003
-----------------------------------------------------
Nicole N. Glaeser
Director


/s/ William R. Waters                                  September 17, 2003
-----------------------------------------------------
William R. Waters
Director


/s/ Gary R. Bozel                                      September 17, 2003
-----------------------------------------------------
Gary R. Bozel
Director


/s/ J. Thomas Hoffman                                  September 17, 2003
-----------------------------------------------------
J. Thomas Hoffman
Director