Form 10QSB
period 2003-09-30
PATAPSCO BANCORP INC
filed 2003-11-12
CIK 1003961

United States Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10 - QSB
(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2003

[ ]  Transition  Report  Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

     For the transition period from __________ to ___________


                         Commission File Number: 0-28032


                             PATAPSCO BANCORP, INC.
        ----------------------------------------------------------------
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


                                 (410) 285-1010
                ------------------------------------------------
                 Issuer's Telephone Number, Including Area Code


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---   ---

     As of November 10, 2003, the issuer had 416,834 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes                      No    X
         -------                 -------

          CONTENTS
          --------

                                                                            PAGE
PART I.   FINANCIAL INFORMATION
          ---------------------


Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
            at September 30, 2003 (Unaudited) and June 30, 2003                3

          Consolidated Statements of Income for the Three-Month
            Periods Ended September 30, 2003 and 2002 (Unaudited)              4

          Consolidated Statements of Comprehensive Income Three-Month
            Periods Ended September 30, 2003 and 2002 (Unaudited)              5

          Consolidated Statements of Cash Flows for the Three-Month
            Periods Ended September 30, 2003 and 2002 (Unaudited)              6

          Notes to Consolidated Financial Statements                           7


Item 2.   Management's Discussion and Analysis or plan of operations           8

Item 3.   Controls and procedures                                             15


PART II.  OTHER INFORMATION
          -----------------


Item 1.   Legal Proceedings                                                   16

Item 2.   Changes in Securities and Use of Proceeds                           16

Item 3.   Defaults Upon Senior Securities                                     16

Item 4.   Submission of Matters to a Vote of Security-Holders                 16

Item 5.   Other Information                                                   16

Item 6.   Exhibits and Reports on Form 8-K                                    16

Signatures                                                                    16

Certificates                                                                  17

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                               September 30       June 30,
                                                                                   2003             2003
                                                                               -------------    -------------
              Assets
              ------
Cash:
     On hand and due from banks                                                $   2,536,036    $   2,193,246
     Interest bearing deposits in other banks                                      7,177,062        5,488,697
Federal funds sold                                                                 4,643,000        6,525,000
Investment securities, at fair value                                               9,578,073        4,541,938
Mortgage-Backed Securities, at fair value                                         25,009,358       19,843,414
Loans receivable, net                                                            109,202,726      113,251,659
Investment in securities required by law, at cost                                  1,836,700        1,318,350
Property and equipment, net                                                        1,014,410          997,646
Goodwill                                                                           1,869,691        1,869,691
Deferred income taxes                                                                506,625          356,332
Accrued interest, prepaid expenses and other assets                                2,964,975        1,418,868
                                                                               -------------    -------------
              Total assets                                                     $ 166,338,656    $ 157,804,841
                                                                               =============    =============

              Liabilities and Stockholders' Equity
              ------------------------------------

Liabilities:
   Savings deposits:
        Interest bearing deposits                                              $ 111,957,727    $ 112,776,166
        Non interest bearing deposits                                              7,030,587        6,878,914
   Borrowings                                                                     30,189,662       20,174,389
   Accrued expenses and other liabilities                                          1,251,354        2,070,113
                                                                               -------------    -------------
              Total liabilities                                                  150,429,330      141,899,582

Temporary Equity - ESOP Shares subject to put option                                 891,358          776,996

Stockholders' equity:
Preferred Stock-Series A Noncumulative Convertible Perpetual $0.01 par value authorized 1,000,000 shares with a liquidation preference of $25 per share;
 98,370 and 99,734 shares
 outstanding                                                                             984              997
Additional paid-in-capital                                                         2,460,608        2,494,695
   Common stock $0.01 par value: authorized 4,000,000
     shares: issued and outstanding 416,833 and
     412,634 shares, respectively                                                      4,168            4,126
  Additional paid-in capital                                                       3,040,422        3,081,676
   Contra equity - Employee stock ownership plan                                     (55,532)         (55,532)
   Deferred Compensation - Rabbi Trust                                               (77,544)         (77,544)
   Obligation under Rabbi trust                                                      249,976          249,976
   Retained income, substantially restricted                                       9,311,207        9,070,227
   Unrealized net holding gains on available-for-sale
      portfolios, net of taxes                                                        83,679          359,642
                                                                               -------------    -------------
              Total stockholders' equity, incl. temporary equity                  15,909,326       15,905,259
                                                                               -------------    -------------
              Total liabilities and stockholders' equity                       $ 166,338,656    $ 157,804,841
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

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)

                                                        FOR THREE MONTHS ENDED
                                                            SEPTEMBER 30
                                                     -------------------------
                                                        2003          2002
                                                     -----------   -----------
Interest income:
    Loans receivable                                 $ 2,176,894   $ 2,390,833
    Mortgage-backed securities                           269,872       198,838
    Investment securities                                 93,933        92,744
    Federal funds sold and other investments              36,309        45,352
                                                     -----------   -----------
          Total interest income                        2,577,008     2,727,767
                                                     -----------   -----------

Interest expense:
    Savings deposits                                     650,447       776,846
    Borrowings                                           308,990       286,150
                                                     -----------   -----------
          Total interest expense                         959,437     1,062,996
                                                     -----------   -----------

          Net interest income                          1,617,571     1,664,771
Provision for losses on loans                             42,000       120,000
                                                     -----------   -----------
          Net interest income after provision
                   for losses on loans                 1,575,571     1,544,771

Noninterest income:
    Fees and service charges                              94,476       109,439
     Net gain on sale of investments held for sale            --        12,860
     Net gain on sale of loans held for sale               9,778            --
    Net (loss) on sale of foreclosed real estate              --        (3,071)
    Other                                                 13,921         6,779
                                                     -----------   -----------
        Total noninterest income                         118,175       126,007
                                                     -----------   -----------

Noninterest expenses:
    Compensation and employee benefits                   704,468       654,130
    Insurance premiums                                    17,856        18,065
    Professional fees                                     77,346        61,732
    Equipment expense                                     45,457        61,548
    Net occupancy costs                                   52,705        56,061
    Advertising                                           31,018        21,944
    Data processing                                       53,315        53,396
    Other                                                147,387       197,668
                                                     -----------   -----------
          Total noninterest expense                    1,129,552     1,124,544
                                                     -----------   -----------
          Income before provision for income taxes       564,194       546,234
Provision for income taxes                               210,410       205,510
                                                     -----------   -----------
          Net Income                                 $   353,784   $   340,724
                                                     ===========   ===========
          Basic earnings per share                   $      0.67   $      0.65
                                                     ===========   ===========
          Diluted earnings per share                        0.57          0.56

See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (UNAUDITED)


                                             FOR THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                             ----------------------
                                               2003         2002
                                             ---------    ---------

Net income                                   $ 353,784    $ 340,724
Other comprehensive income, net of tax:
  Unrealized net holding (losses)/gains on
    available-for-sale portfolios             (275,963)     291,567
  Reclassification adjustment for gains
    Included in net income, net of tax              --       (8,022)
                                             ---------    ---------
Comprehensive income                         $  77,821    $ 624,269
                                             =========    =========



See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                     FOR THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      2003            2002
                                                                   ------------    ------------
Cash flows from operating activities:
  Net income                                                       $    353,784    $    340,724
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                      49,622          35,163
       Provision for losses on loans                                     42,000         120,000
       (Gain)Loss from sale of investment securities                         --         (12,861)
        Proceeds from sale of loans available for sale                1,194,677              --
        Disbursements on loans held for sale                         (1,184,899)             --
       (Gain)Loss from sale of loans held for sale                       (9,778)             --
        Loss on sale of repossessed assets                                   --           3,071
        Amortization of premiums and discounts, net                       3,265         (28,232)
       Deferred loan origination fees, net of costs                     (44,348)        (18,444)
       (Increase)Decrease in deferred taxes,
           prepaid expenses and other assets                         (1,529,916)        (73,361)
       Decrease in accrued expenses and other liabilities              (818,759)       (666,813)
                                                                   ------------    ------------
         Net cash used in operating activities                       (1,944,352)       (300,753)
                                                                   ------------    ------------

Cash flows from investing activities:
  Loan principal disbursements, net of repayments                     4,109,086       1,651,097
  Purchase of investment security available for sale                 (5,012,599)       (600,000)
  Purchase of mortgage-backed securities available for sale         (10,200,344)
  Proceeds from sale of real estate owned                                    --         126,839
  Proceeds from sale of investment securities available for sale             --          71,250
  Purchase of investment securities required by law                    (518,350)             --
  Purchase of property and equipment                                    (66,386)         (3,740)
  Principal repayment on mortgage-backed securities
    available-for-sale                                                4,518,585         523,806
                                                                   ------------    ------------
       Net cash provided by (used) in investing activities           (7,170,008)      1,769,252

Cash flows from financing activities:
  Net increase (Decrease) in deposits                                  (662,731)     (2,828,119)
  Net increase (Decrease) in borrowings                              10,000,000      (2,200,000)
  Cash received in exercise of stock options                             39,050          10,202
  Dividends paid                                                       (112,804)        (99,342)
                                                                   ------------    ------------

         Net cash (used in) provided by financing activities          9,263,515      (5,117,259)
                                                                   ------------    ------------

  Net increase(decrease) in cash and cash equivalents              $    149,155    $ (3,648,760)
  Cash and cash equivalents at beginning of period                   14,206,943      14,856,821
                                                                   ------------    ------------
  Cash and cash equivalents end of period                          $ 14,356,098    $ 11,208,061
                                                                   ============    ============

Supplemental information:
  Interest paid on deposits and borrowed funds                          959,437       1,062,996
  Income taxes paid                                                       2,241           5,000
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

Note 3:   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Bank's Annual report of form 10-KSB for the year ended June 30, 2002.

Note 4:   Cash and Cash Equivalents

Cash equivalents include short-term investments with an original maturity of 90 days or less which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

Note 5:   Regulatory Capital Requirements

At September 30, 2003, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Company's regulatory capital position at September 30, 2003 (in thousands).


                                                                          Well Capitalized Under
                                                       For Capital          Prompt Corrective
                                    Actual           Adequacy Purposes      Action Provision
                             -------------------    -------------------   ----------------------
                              Amount        %         Amount       %        Amount         %
                             --------  ---------    ----------  -------   ----------  ----------
Total Capital (to Risk
  Weighted Assets)           $14,534      14.56%      $7,988      8.00%      $9,985        10%

Tier 1 Capital (to Risk
   Weighted Assets)          $13,376      13.40%      $3,994      4.00%      $5,991         6%

Tier 1 Capital (to Average
    Assets)                  $13,376       8.23%      $6,500      4.00%      $8,125         5%

Note 6  Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

                                          Three Months Ended        Three Months Ended
                                          September 30, 2003        September30,2002
                                          Basic       Diluted       Basic       Diluted
                                         --------------------      --------------------
Net Income                               353,784      353,784      340,724      340,724
Preferred Stock Dividends                 46,111           --       46,953           --
                                         -------      -------      -------      -------
Net Income Available to Common           307,673      353,784      293,771      340,724

Weighted average shares outstanding      459,851      459,851      453,317      453,317

Diluted Securities:
  Preferred Stock                                     131,437                   134,533
  Options                                              28,042                    23,486
---------------------------------------------------------------------------------------
Adjusted Weighted Average Shares         459,851      619,330      453,317      611,336

Per Share Amount                            0.67         0.57         0.65         0.56


The September 2002 share outstanding and earnings per share numbers have been adjusted for the 10% common stock dividend issued in December 2002 and to be issued in December 2003. The September 2003 share outstanding and earnings per share numbers have been adjusted for the 10% common stock dividend to be issued in December 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's results of operations depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other investments, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and advances from the Federal Home Loan Bank of Atlanta. The net interest income earned on interest-earning assets ("net interest margin") and the ratio of interest-earning assets to interest-bearing liabilities have a significant impact on net interest income. The Company's net interest margin is affected by regulatory, economic and competitive factors that influence interest rates, loan and deposit flows. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities. To a lesser extent, the Company's results of operations are also affected by the amount of its noninterest income, including loan fees and service charges, and levels of noninterest expense, which consists principally of compensation and employee benefits, insurance premiums, professional fees, equipment expense, occupancy costs, advertising, data processing and other operating expenses.

     The Company's operating results are significantly affected by general economic and competitive conditions, in particular, changes in market interest rates, government policies and actions taken by regulatory authorities. Lending activities are influenced by general economic conditions, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the level of personal income and savings in the Company's market area.

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

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States of America ("GAAP") and follow general practices within the industry in which it operates. Application of these principals requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. These estimates, assumptions and judgments are necessary when financial instruments are required to be recorded at fair value or when the decline in the value of an asset carried on the balance sheet at historic cost requires an impairment write-down or a valuation reserve to be established.

     The allowance for loan losses is an estimate of the losses that may be sustained in the loan and lease portfolio. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses. The allowance for loan losses is based on two principals of accounting: (1)
Statement of Financial Accounting Standards ("SFAS") No.5 "Accounting for Contingencies", that requires losses to be accrued when their occurrence is probable and estimable, and (2) SFAS No. 114 "Accounting by Creditors for Impairment of a Loan", that requires losses be accrued when it is probable that the lender will not collect all principal and interest due under the original term of the loan.

     Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of the probable losses in the loan and lease portfolio can vary significantly from amounts that actually occur.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND JUNE 30, 2002

     The Company's assets increased by $8.5 million, or 5.4% to $166.3 million at September 30, 2003 from $157.8 million at June 30, 2003. During the quarter ended September 30, 2003, the Company purchased $10 million in ten and fifteen year mortgage-backed securities funded with $10 million in borrowings from the Federal Home Loan Bank of Atlanta. Excess liquidity from the early payoff of first mortgage loans was used to purchase $5 million in short and intermediate term investment securities, primarily U.S. Treasury and Agency, purchase $1.6 million in bank owned life insurance and to fund $0.8 million in deposit outflow, primarily certificates of deposits. Investments available for sale increased $5.0 million as the result of the purchase mentioned above. Mortgage-backed securities increased $5.2 million as $4.5 million in pay-downs were offset by the $10 million purchase noted above. The low interest rate environment contributed to the reduction in loans outstanding of $4.0 million or 3.5% as payoffs, primarily in the residential mortgage portfolio exceeded new production. The residential mortgage portfolio has been substantially reduced due to a high level of payoffs brought on by historically low interest rates.

Interest-bearing deposits, primarily certificates of deposit, decreased $0.8 million or 0.7% to $112.0 million at September 30, 2003 from $112.8 million at June 30, 2003. Total borrowings have increased by $10.0 million or 49.6% to $30.2 million at September 30,2003 from $20.2 million at June 30. As noted above, this increase in borrowings was used to purchase mortgage-backed securities. Other liabilities, primarily escrow accounts for property taxes and insurance held for our mortgage customers decreased by $0.8 million or 39.5% to $1.3million at September 30 from $2.1 million at June 30, 2003.


COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

Net Income
----------

The Company's net income increased by $13,000 or 3.8% to $354,000 for the quarter ended September 30, 2003 from $341,000 for the quarter ended September 30, 2002. The increase in the Company's net income during the three-month period was due to a $78,000 or 65.0% decrease in the provision for loan losses offsetting a $47,000 or 2.8% decrease in net interest income, an $8,000 or 6.2% decrease in noninterest income and a $5,000 or 0.5% increase in operating expenses.

Interest Income
---------------

Total interest income decreased by $151,000 or 5.5% to $2.6 million for the quarter ended September 30, 2003 from $2.7 million for the quarter ended September 30, 2002. Lower rates on interest earning assets reduced interest income by $219,000 and a higher average balance of interest earning assets increased interest income by $68,000 when compared to the quarter ended September 30, 2002. The yield on earning assets decreased by 79 basis points to 6.55% in the quarter ended September 30, 2003 compared to 7.34% in the quarter ended September 30, 2002.

Interest income on loans receivable decreased by $214,000 or 8.9% to $2.2 million for the quarter ended September 30, 2003 from $2.4 million for the quarter ended September 30, 2002. The decrease in interest income on loans receivable during the three-month period is due to both the decrease in the average balance of loans receivable and a decrease in the average yield earned on the loan portfolio. During the three months ended September 30, 2003 as compared to the same period ended September 30, 2002 the average loans receivable balance decreased by $6.9 million or 5.8% to $111.9 million from $118.8 million and the average yield decreased by 18 basis points to 7.89% from 8.07%. The decrease in average loans receivable is primarily due to the early pay-offs of first mortgage loans exceeding new loan production.

Interest income on investment securities, including investments required by law, increased by $1,000 or 1.2% as the $1.6 million increase in the average balance was offset by a 76 basis point decrease in the yield earned on these securities.

Interest income on mortgage-backed securities increased by $71,000 or 35.7% in the quarter ended September 30, 2003 to $270,000 from $199,000 in the quarter ended September 30, 2002 due to the higher volume resulting from purchases in the quarter offsetting a 171 basis point decline in the yield earned on these securities.

Interest income on federal funds sold and other investments decreased by $9,000 or 19.9% to $36,000 for the quarter ended September 30, 2003 from $45,000 for the quarter ended September 30, 2002 as higher volumes were offset by lower rates earned.

Interest Expense
----------------

Total interest expense decreased by $104,000 or 9.7% to $1.0 million for the quarter ended September 30, 2003 from $1.1 million for the quarter ended September 30, 2002. Interest expense on deposits decreased $126,000 or 16.3% in the quarter due mostly to lower rates paid on deposits. Interest expense on borrowings from the Federal Home Loan Bank of Atlanta increased $23,000 or 8.0% due to the higher average balance of borrowings outstanding offsetting lower rates paid on borrowed money.

Net Interest Income
-------------------

The Company's net interest income decreased by $47,000 or 2.8% to $1.6 million for the quarter ended September 30, 2003 from $1.7 million for the quarter ended September 30, 2002. The decrease in net interest income during the comparable three-month period was primarily due to lower rates earned on assets and the higher volume of borrowed money offsetting lower rates paid on liabilities. Due to the continued low interest rate environment, the

Company's net interest margin has decreased from 4.48% in the quarter ended September 30, 2002 to 4.11% in the quarter ended September 30, 2003.

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

                                                                                        Three months  ended September 30,
                                                                        -----------------------------------------------------------
                                                                                   2003                          2002
                                                                        ---------------------------  ------------------------------
                                                                                           Average                         Average
                                                                        Average            Yield/    Average               Yield/
                                                                        Balance  Interest   Cost     Balance    Interest   Cost
                                                                        -------  --------   ----     -------    --------   ----
                                                                                           (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1)...............................................  $111,908  $2,177    7.89%   $118,817     $2,391    8.07%
   Investment securities(2)...........................................     9,043      94    4.21       7,492         93    4.97
   Mortgage-backed securities.........................................    25,588     270    4.28      13,325        199    5.99
   Short-term investments and other interest-earning assets...........    13,080      36    1.13       9,420         45    1.93
                                                                        --------  ------            --------     ------
      Total interest-earning assets...................................   159,619   2,577    6.55     149,054      2,728    7.34
Non-interest-earning assets...........................................     5,322                       5,293
                                                                        --------                    --------
      Total assets....................................................  $164,941                    $154,347
                                                                        ========                    ========
Interest-bearing liabilities:
   Deposits (3).......................................................  $112,187  $  650    2.35    $112,080        777    2.78
   Borrowings.........................................................    30,190     309    4.09      21,438        286    5.28
                                                                        --------  ------            --------     ------
      Total interest-bearing liabilities..............................   142,377     959    2.73     133,518      1,063    3.19
                                                                                  ------                         ------
Non-interest-bearing liabilities......................................     6,833                       5,837
                                                                        --------                    --------
      Total liabilities...............................................   149,210                     139,355
Total Equity..........................................................    15,731                      14,992
                                                                        --------                    --------
      Total liabilities and retained earnings.........................  $164,941                    $154,347
                                                                        ========                    ========

Net interest income...................................................            $1,618                         $1,665
                                                                                  ======                         ======
Net interest margin...................................................                      4.11%                          4.48%
                                                                                          ======                         ======
Interest rate spread..................................................                      3.82%                          4.15%
                                                                                          ======                         ======
Ratio of average interest-earning assets to average
   interest-bearing liabilities.......................................                    112.11%                        111.64%
                                                                                          ======                         ======

(1)  Includes nonaccrual loans.
(2)  Includes investments required by law
(3)  Includes interest bearing escrow accounts

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

The provision for loan losses was $42,000 in the quarter ended September 30, 2003, compared to $120,000 for the quarter ended September 30, 2002. The Company's allowance for loan losses has increased as a percentage of total loans outstanding to 1.05% at September 30, 2003 from 1.00% at June 30, 2003. The Company's allowance for loan losses as a percentage of non-performing loans was 291.74% at September 30, 2003 as compared to 348.32% at June 30, 2003. The Company has concluded after analyzing the non-performing loan portfolio and the factors mentioned above, that the allowance is adequate.

The following table shows the activity in the allowance for loan losses.



                                                  THREE MONTHS
                                               ENDED SEPTEMBER 30,
                                                  2003     2002
                                                 ------   ------
Allowance for loan losses, beginning of period   $1,139    1,438

Provision for loan losses                            42      120

Loans Charged Off:
         Consumer                                    31       57
         Real Estate                                  0        0
         Commercial                                  20       12
                                                 ------   ------
  Total Charge-Offs                                  51       69
Recoveries:
         Consumer                                    14       11
         Real Estate                                  0        0
         Commercial                                  14        4
                                                 ------   ------
  Total Recoveries                                   28       15
                                                 ------   ------

Allowance for loan losses, end of period         $1,158   $1,504
                                                 ======   ======


     The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

                                              At September 30,  At June 30,
                                              ----------------  -----------
                                                  2003             2003
                                                  ----             ----
                                                    (In thousands)
Loans accounted for on a non-accrual basis: (1)
    Real estate:
       Residential ............................   $129             $ 90
       Commercial .............................     --               --
       Construction ...........................     --               --
    Consumer ..................................     32               44
    Commercial Loan/Lease .....................    236              193
                                                  ----             ----
       Total ..................................   $397             $327
                                                  ====             ====

Accruing loans which are contractually past due
   90 days or more ............................   $       --       $    --
                                                  ----------       -------
       Total ..................................   $       --       $    --
                                                  ----------       -------

       Total non-performing loans .............   $      397       $   327
                                                  ==========       =======

Percentage of total loans .....................         0.36%         0.29%
                                                  ==========       =======
Other non-performing assets (2) ...............   $        4       $    19
                                                  ==========       =======
----------

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


     At September 30, 2003, non-accrual loans consisted of two residential real estate loans totaling $129,000, two home equity lines of credit totaling $32,000,two commercial loans totaling $128,000 of which $77,000 is guaranteed by the Small Business Administration and five commercial leases totaling $108,000.

Except as discussed below, the Company had no loans not classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. At September 30, the company had a $950,000 loan on undeveloped land that was not delinquent. The property is under contract of sale. The borrowers are keeping the loan current with funds from other sources. A preliminary estimate is that sales proceeds will result in a shortfall to the Bank's lien after transaction costs. The Bank does however, have liens on other properties owned by the borrowers. Once further information on the sales contract is received and the additional collateral analyzed, a charge, if necessary will be taken against the Bank's allowance for loan.

Non-interest Income
-------------------

The Company's non-interest income consists of deposit fees, service charges, late fees and gains on the sale of loans, securities and repossessed real estate. Total noninterest income decreased by $8,000 or 6.2% to $118,000 for the quarter ended September 30, 2003 from $126,000 for the quarter ended September 30, 2002. The decrease in non-interest income is primarily the result of lower fees and service charges on deposits.

Non-interest Expenses
---------------------

Total non-interest expenses increased by $5,000 or 0.5% to $1.1 million for the quarter ended September 30, 2003 from $1.1 million for the quarter ended September 30, 2002. Increases in compensation and benefits , professional fees and advertising fees were somewhat offset by decreases in other expenses, equipment expenses and occupancy costs. Other expenses decreased $50,000 or 25% in the quarter ended September 30, 2003 from the quarter ended September 30, 2002 primarily due to a $25,000 recovery on a bad check that was expensed in September 2002.

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

The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At September 30, 2003, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $14.3 million. In addition, the Company has
approximately   $34.6   million   of
investment securities classified as available-for-sale, none of which are pledged.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $3.7 million and unused lines of credit of $4.0 million. Certificates of deposit that are scheduled to mature in less than one year at September 30, 2003 totaled $35.0 million. Historically, a high percentage of maturing deposits have remained with the Company. However, due the Company's high level of liquidity, rates paid on certificates are being aggressively lowered. This may result in some customers withdrawing their certificates in order to chase yields at other financial institutions.

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

The Company's primary uses of cash provided from investing activities during the three months ended September 30, 2003 was the $10.0 million purchase of mortgage-backed securities and the $5.0 million purchase of investment securities. The primary sources of funds in investing activities were the $4.0 million decrease in the loan portfolio and the $4.5 million principal repayment of mortgage-backed securities.

The Company's primary use of cash in financing activities during the three months ended September 30, 2003 consisted of a $0.7 million decrease in deposits. The primary source of cash from investing activities was the $10.0 million increase in borrowed money.

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $420,000 for the payment of common and preferred dividends. The only source of funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the holding company from the bank is limited by the earnings of the bank.

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


Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

                                        March 31, 2003            June 30, 2003
                                        --------------            -------------
                                                  (dollars in thousands)

Commitments to originate new loans        $3,772                    $1,566
Undisbursed lines of credit                4,011                     4,720
Financial standby letters of credit          841                       958


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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits

         The following exhibit is filed herewith:

         Exhibit                                      Title
         Number                                       -----
         ------
          31.1        Rule 13a-14(a) Certification of Chief Executive Officer
          31.2        Rule 13a-14(a) Certification of Chief Financial Officer
          32          Certification pursuant to 18 U.S.C. Section


         (b)  Reports on Form 8-K

               The Company filed the following Current Report on Form 8-K during the first quarter of the fiscal year ended June 30, 2004:

           Date of Report        Item(s) Reported     Financial Statements Filed
           --------------        ----------------     --------------------------

           September 12, 2003         7, 12                       N/A

Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PATAPSCO BANCORP, INC.



Date:  November 11, 2003                   /s/ Joseph J. Bouffard
                                           -------------------------------------
                                           Joseph J. Bouffard
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date: November 11, 2003                    /s/ Michael J. Dee
                                           -------------------------------------
                                           Michael J. Dee
                                           Chief Financial Officer & Controller
                                           (Principal Financial Officer)