Form 10QSB
period 2003-12-31
PATAPSCO BANCORP INC
filed 2004-02-13
CIK 1003961

United States Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
        December 31, 2003

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


                                 (410) 285-1010
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes X  No
    --    --
The issuer has been subject to such filing requirements for the past 90 days.

     As of February 8, 2004, the issuer had 458,497 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

         Yes                                No    X
                ----                            -----

         CONTENTS
         --------

                                                                                                         PAGE
                                                                                                         ----
PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at December 31, 2003
                   And June 30, 2003                                                                      3

         Consolidated Statements of Income for the Six and Three-Month Periods Ended
                  December 31, 2003 and 2002                                                              4

         Consolidated Statements of Comprehensive Income for the Six and Three-Month
                  Periods Ended December 31, 2003 and 2002                                                5

         Consolidated Statements of Cash Flows for the Six-Month Periods Ended
                  December 31, 2003 and 2002                                                              6

         Notes to Financial Statements                                                                    7


Item 2.  Management's Discussion and Analysis or Plan of Operations                                       9

Item 3.  Controls and procedures                                                                          18


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings                                                                               19

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities                                                                 19

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information                                                                               19

Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                                               20

Certifications                                                                                           21

                      Patapsco Bancorp, Inc. and Subsidiary
                                Dundalk, Maryland

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                            December 31,            June 30,
                                                                          2003 (Unaudited)            2003
                                                                          ----------------         -----------
                                      Assets
                                      ------
Cash:
     On hand and due from banks                                            $   2,539,695       $    2,193,246
     Interest bearing deposits in other banks                                  5,734,303            5,488,697
Federal funds sold                                                             2,900,000            6,525,000
Investment securities, at fair value                                           8,755,654            4,541,938
Mortgage Backed securities, at fair value                                     23,075,006           19,843,414
Loans receivable, net                                                        114,409,999          113,251,659
Investment in securities required by law, at cost                              1,836,700            1,318,350
Property and equipment, net                                                      984,067              997,646
Goodwill                                                                       1,869,691            1,869,691
Deferred income taxes                                                            522,986              356,332
Accrued interest, prepaid expenses and other assets                            3,579,364            1,418,868
                                                                           -------------       --------------
              Total assets                                                 $ 166,207,465       $  157,804,841
                                                                           =============       ==============

                   Liabilities and Stockholders' Equity
                   ------------------------------------
Liabilities:
   Savings deposits:
        Interest bearing deposits                                          $ 110,853,454       $  112,776,166
        Non interest bearing deposits                                          8,120,856            6,878,914
   Borrowings                                                                 29,200,000           20,174,389
   Accrued expenses and other liabilities                                      1,921,990            2,070,113
                                                                           -------------       --------------
              Total liabilities                                              150,096,300          141,899,582

Temporary Equity - ESOP shares subject to put option                           1,177,740              776,996

Stockholders' equity:
    Preferred stock-Series A Noncumulative Convertible
      Perpetual  $0.01 par value; authorized 1,000,000
      shares with a liquidation preference of $25 per
      share; 99,926 and 100,166 shares outstanding, respectively                     984                  997

Additional paid-in capital                                                     2,460,608            2,494,695
   Common stock $0.01 par value: authorized 4,000,000
     shares: issued and outstanding 412,422 and
     373,613 shares, respectively                                                  4,585                4,126
  Additional paid-in capital                                                   4,222,949            3,081,676
   Contra equity - Employee stock ownership plan                                 (55,532)             (55,532)
   Obligation under Rabbi Trust                                                  249,976              249,976
   Contra equity - stock held by Rabbi Trust                                     (77,544)             (77,544)
   Retained income, substantially restricted                                   8,067,913            9,070,227
   Unrealized net holding gains on available-for-sale
      portfolios, net of taxes                                                    59,486              359,642
                                                                           -------------       --------------
               Total stockholders' equity (including temporary equity)        16,111,165           15,905,259
                                                                           -------------       --------------
              Total liabilities and stockholders' equity                   $ 166,207,465       $  157,804,841
                                                                           =============       ==============

                      Patapsco Bancorp, Inc. and Subsidiary
                                Dundalk, Maryland

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                                  For Six Months Ended              For Three Months Ended
                                                                        December 31,                     December 31,
                                                                --------------------------       ---------------------------
                                                                  2003              2002           2003               2002
                                                                --------          --------       --------           --------
Interest income:
    Loans receivable                                         $ 4,287,131       $ 4,769,537       $ 2,110,237        $2,378,704
    Mortgage-backed securities                                   537,599           414,768           267,727           215,930
    Investment Securities                                        193,329           171,226            99,396            78,482
    Federal funds sold and other investments                      64,861            92,640            28,552            47,288
                                                             -----------       -----------     -------------       -----------
          Total interest income                                5,082,920         5,448,171         2,505,912         2,720,404
                                                             -----------       -----------     -------------       -----------

Interest expense:
    Savings deposits                                           1,260,947         1,505,914           610,500           729,068
    Borrowings                                                   617,084           567,866           308,094           281,716
                                                             -----------       -----------     -------------       -----------
          Total interest expense                               1,878,031         2,073,780           918,594         1,010,784
                                                             -----------       -----------     -------------       -----------

          Net interest income                                  3,204,889         3,374,391         1,587,318         1,709,620
Provision for losses on loans                                     42,000           240,000                --           120,000
                                                             -----------       -----------     -------------       -----------
          Net interest income after provision
                   for losses on loans                         3,162,889         3,134,391         1,587,318         1,589,620

Noninterest income:
    Fees and service charges                                     183,549           196,515            89,073            87,076
    Net gain on sales of securities                                   --            14,255                --             1,395
    Net gain on sale of loans                                     12,925             5,006             3,147             5,006
    Net loss on sale of repossessed real estate                       --            (3,071)               --                --
    Other                                                         36,723            15,600            22,802             8,821
                                                             -----------       -----------     -------------       -----------
        Total noninterest income                                 233,197           228,305           115,022           102,298
                                                             -----------       -----------     -------------       -----------

Noninterest expenses:
    Compensation and employee benefits                         1,406,700         1,345,845           702,232           691,715
    Insurance premiums                                            34,170            36,061            16,314            17,996
    Professional fees                                            125,555           173,584            48,206           111,852
    Equipment expense                                             91,700           107,478            46,243            45,930
    Occupancy expense                                            106,058           102,306            53,353            46,245
    Advertising                                                   63,751            54,107            32,732            32,163
    Data processing                                              107,884           106,873            54,569            53,477
    Other                                                        351,896           378,956           204,509           181,288
                                                             -----------       -----------     -------------       -----------
          Total noninterest expense                            2,287,714         2,305,210         1,158,162         1,180,666
                                                             -----------       -----------     -------------       -----------
          Income before provision for income taxes             1,108,372         1,057,486           544,178           511,252
Provision for income taxes                                       410,256           390,718           199,846           185,208
                                                             -----------       -----------     -------------       -----------
          Net Income                                         $   698,116       $   666,768     $     344,332       $   326,044
                                                             ===========       ===========     =============       ===========
          Basic earnings per share                           $      1.31       $      1.27     $        0.64       $      0.61
                                                             ===========       ===========     =============       ===========
          Diluted earnings per share                         $      1.11       $      1.09     $        0.54       $      0.53
                                                             ===========       ===========     =============       ===========

See accompanying notes to financial statements.

                      Patapsco Bancorp, Inc. and Subsidiary
                                Dundalk, Maryland

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (unaudited)


                                                                   For Six Months Ended             For Three Months Ended
                                                                       December  31,                      December 31,
                                                              ----------------------------       ---------------------------
                                                                  2003              2002           2003               2002
                                                              -----------        ---------       --------           -------
Net income                                                   $   698,116       $   666,768      $  344,332         $326,044
Other comprehensive income, net of tax:
  Unrealized net holding (losses)/gains on
    available-for-sale portfolios                               (300,156)          242,682         (24,913)         (40,863)
Reclassification adjustment for gains
    Included in net income, net of tax                                --            (8,749)             --             (856)
                                                             -----------       -----------      ----------         --------
Comprehensive income                                         $   397,960       $   900,701      $  319,419         $284,325
                                                             ===========       ===========      ==========         ========



See accompanying notes to financial statements.

                      Patapsco Bancorp, Inc. and Subsidiary
                                Dundalk, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                                  For Six Months Ended
                                                                                       December  31,
                                                                           ---------------------------------
                                                                                2003                2002
                                                                           -------------        ------------
Cash flows from operating activities:
  Net income                                                               $  698,116          $   666,768
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                            98,349               67,520
       Provision for losses on loans                                           42,000              240,000
       Loss on Sale of repossessed real estate                                     --                3,071
       Gain  on  sale  of   investment  &  mortgage   backed
        securities                                                                 --              (14,255)
       Proceeds from sale of loans available for sale                       1,557,483              489,776
       Disbursements from sale of loans available for sale                 (1,544,558)            (484,770)
       Gain from sale of loans held for sale                                  (12,925)              (5,006)
       Amortization of premiums and discounts, net                             23,351              (69,615)
       Increase in the cash value of life insurance                           (15,648)                  --
       Deferred loan origination fees/(costs)                                (121,260)              50,477
       (Increase)Decrease in deferred taxes,
           prepaid expenses and other assets                                 (524,743)              39,212
       Decrease in accrued expenses and other liabilities                    (148,123)            (729,292)
                                                                         ------------         ------------
         Net cash provided by operating activities                             52,042              253,886
                                                                         ------------         ------------

Cash flows from investing activities:
  Loan principal disbursements, net of repayments                          (1,004,705)           5,487,987
  Proceeds from sale of repossessed real estate                                    --              126,839
  Proceeds from sale/redemption of investments available for sale             750,000            1,621,252
  Purchase of investment security available-for-sale                       (5,015,234)          (1,190,000)
  Purchase of mortgage-backed security available-for-sale                 (10,200,344)          (4,986,227)
  (Purchase)Redemption of investments required by law                        (518,350)             360,000
  Purchase of property and equipment                                          (84,770)             (10,728)
  Purchase of Bank Owned Life Insurance                                    (1,600,000)                  --
  Principal repayment on mortgage-backed securities available
    for sale                                                                6,453,170            1,425,169
                                                                         ------------         ------------
        Net cash (used in)/provided by investing activities               (11,220,233)           2,834,292

Cash flows from financing activities:
  Net  (decrease) in deposits                                                (672,700)          (4,486,850)
  Net increase  in borrowings                                               9,000,000              550,000
  Cash received in exercise of stock options                                   39,050               16,465
  Dividends paid                                                             (231,104)            (199,509)
                                                                         ------------         ------------
         Net cash provided by (used in) financing activities                8,135,246           (4,119,894)
                                                                         ------------         ------------

  Net  (decrease) in cash and cash equivalents                           $ (3,032,945)        $ (1,031,716)
  Cash and cash equivalents at beginning of period                         14,206,943           14,856,821
                                                                         ------------         ------------
  Cash and cash equivalents end of period                                $ 11,173,998         $ 13,825,105
                                                                         ============         ============
Supplemental information:
  Interest paid on deposits and borrowed funds                               1,862,282           2,073,780
  Income taxes paid                                                             70,508             272,052


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

Note 2: The Patapsco Bank

The Bank is regulated by The Federal Reserve Bank of Richmond ("the Federal Reserve Bank") and The State of Maryland. The primary business of the Bank is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans, consumer loans and commercial business loans. The Bank competes with other financial and mortgage institutions in attracting and retaining deposits and originating loans. In October, 2002 the Bank created a leasing company called Prime Business Leasing, Inc. The Bank conducts operations through three offices.

Note 3: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Bank's Annual report of form 10-KSB for the year ended June 30, 2003.

Note 4 Cash and Cash Equivalents

Cash equivalents include short-term investments, which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates market value.

Note 5: Regulatory Capital Requirements

At December 31, 2003, the Company met each of the three minimum regulatory capital requirements. The following table summarizes the Company's regulatory capital position at December 31, 2003 (in thousands).

                                                                           Well Capitalized Under
                                                            For Capital       Prompt Corrective
                                         Actual          Adequacy Purposes     Action Provision
                                 ---------------------   ----------------- -----------------------
                                  Amount          %       Amount      %        Amount         %
                                 -----------------------------------------------------------------
Total Capital (to Risk
  Weighted Assets)               $14,748        14.51%    $8,134    8.00%     $10,167       10.00%

Tier 1 Capital (to Risk
   Weighted Assets)              $13,633        13.41%    $4,067    4.00%     $ 6,100        6.00%

Tier 1 Capital (to Average
    Assets)                      $13,633         8.33%    $6,547    4.00%     $ 8,183        5.00%

Note 6: Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Earnings per share for the prior periods ended December 31, 2002 have been restated to reflect stock dividends.

                                                   Six Months Ended                  Three Months Ended
                                                  December 31, 2003                  December 31, 2003
                                             Basic               Diluted          Basic              Diluted
                                             ---------------------------          --------------------------
Net Income                                   698,116             698,116          344,332            344,332
Preferred Stock Dividends                     92,222                   0           46,111                  0
                                             -------             -------          -------            -------
Net Income Available to Common               605,894             698,116          298,221            344,332

Weighted average shares outstanding          461,670             461,670          463,134            463,134

Diluted Securities:
  Preferred Stock                                                131,134                             130,832
  Options                                                         36,333                              37,937
Adjusted Weighted Average Shares             461,670             629,137          463,134            631,903

Per Share Amount                               $1.31               $1.11            $0.64              $0.54



                                                   Six Months Ended                  Three Months Ended
                                                  December 31, 2002                  December 31, 2002
                                             Basic               Diluted          Basic              Diluted
                                             ---------------------------          --------------------------
Net Income                                   666,768             666,768          326,044            326,044
Preferred Stock Dividends                     93,793                   0           46,840                  0
                                             -------             -------          -------            -------
Net Income Available to Common               572,975             666,768          279,204            326,044

Weighted average shares outstanding          452,063             452,063          460,645            460,645

Diluted Securities:
  Preferred Stock                                                133,214                             133,107
  Options                                                         26,343                              25,364
Adjusted Weighted Average Shares             452,063             611,620          460,645            619,116

Per Share Amount                               $1.27               $1.09            $0.61              $0.53


Note 7: Goodwill and Intangible Assets

Under the provisions of SFAS No. 142, goodwill is subject to an annual impairment test. In November 2003, the Company completed its annual test for goodwill impairment. This test resulted in a determination that goodwill was not impaired. The Company will review goodwill on an annual basis for impairment and as events occur or circumstances change.

Note 7: Stock Options

SFAS No. 148, "Accounting for Stock-Based Compensation", requires the Company to make certain disclosures as if the fair value method of accounting had been applied to the Company's stock option grants made subsequent to 1994. Accordingly, no stock option based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 148.


                                                       Six Months Ended
                                                 ----------------------------
                                                 12/31/03            12/31/02
                                                 --------            --------

Net Income as reported                           $698,116            $666,768
Deduct: Total stock option based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects                            (13,472)            (14,964)
                                                 --------            --------
Proforma Net Income                              $684,644            $651,804

Earnings per share:

 Basic - as reported                                $1.31               $1.27
 Basic - pro forma                                   1.28                1.23

 Diluted - as reported                              $1.11               $1.09
 Diluted - pro forma                                 1.09                1.07


                                                      Three Months Ended
                                                 ----------------------------
                                                 12/31/03            12/31/02
                                                 --------            --------

Net Income as reported                           $344,332            $326,044
Deduct: Total stock option based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects                             (6,736)             (7,482)
                                                 --------            --------
Proforma Net Income                              $337,596            $318,562

Earnings per share:

 Basic - as reported                                $0.64               $0.61
 Basic - pro forma                                   0.63                0.59

 Diluted - as reported                              $0.54               $0.53
 Diluted - pro forma                                 0.53                0.51


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

PENDING ACQUISITION

On November 12, 2003, The Board of Directors of Patapsco Bancorp, Inc. issued a press release announcing that The Patapsco Bank and Parkville Federal Savings Bank have entered into a reorganization and Merger Agreement pursuant to which The Patapsco Bank would acquire Parkville by way of a merger of Parkville with a to-be-formed interim federal savings bank subsidiary of the Patapsco Bank. The Company will pay approximately $4.7 million for all the outstanding shares of Parkville. At December 31, 2003, Parkville had $49.4 million in assets, $45.7 million in deposits and $3.4 million in stockholders' equity.

The consummation of the Merger is subject to a number of customary conditions, including but not limited to: (i) the receipt of all regulatory approvals; and
(ii) the adoption and approval of the agreement by the stockholders of Parkville.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND JUNE 30, 2003

The Company's assets increased by $8.4 million or 5.3% to $166.2 million at December 31, 2003 compared to $157.8 million at June 30, 2003. During the quarter ended September 30, 2003, the Company purchased $10 million in ten and fifteen year mortgage-backed securities funded with $10 million in borrowings from the Federal Home Loan Bank of Atlanta. Liquidity from early payoff of first mortgage loans was used to purchase $5 million in short and intermediate term investment securities, purchase $1.6 million in bank owned life insurance, fund a $1.1 million increase in loans receivable, and to fund a $0.7 million net deposit outflow.

Interest bearing deposits have decreased $1.9 million or $1.7% in the six months ended December 31, 2003 to $110.8 million from $112.8 million at June 30, 2003. This decrease has primarily occurred in the certificate of deposit account categories. With the relatively high level of cash on hand, the Company has not negotiated with customers with limited relationships in order to retain the certificate accounts. We believe many of these customers have taken their certificate accounts to local thrifts for higher rates and that if needed, these types of funds can be raised locally by posting more competitive rates. Non-interest bearing deposits have increased $1.2 million or 18.0% to $8.1 million at December 31, 2003 from $6.9 million at June 30, 2003. Although balances in these accounts are volatile, the Company has experienced core growth in these types of accounts.

Total  borrowings  have  increased  by $9.0  million  as the  $10.0  million  in
borrowings  used  to  purchase  mortgage-backed   securities  noted  above  were
partially offset by the payoff of a $1 million advance.


COMPARISON OF OPERATING RESULTS FOR THE QUARTERS AND SIX MONTHS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

Net Income
----------

The Company's net income increased by $18,000 or 5.6% to $344,000 for the quarter ended December 31, 2003 from $326,000 for the quarter ended December 31, 2002. The Company's net income increased by $31,000 or 4.7% to $698,000 for the six months ended December 31, 2003 from $667,000 for the six months ended December 31, 2002. The increase in the Company's net income during the comparable three-month period is a result of lower operating expenses and higher non-interest income in the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2002. Lower net interest income in the quarter ended December 31, 2003 was offset by a lower provision for loan losses in the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2002. The increase in the Company's net income for the comparable six month period is a result of lower provision for loan losses and lower operating expenses offsetting lower net interest income.

Interest Income
---------------

Total interest income decreased by $214,000 or 7.9% to $2.5 million for the quarter ended December 31, 2003 when compared to $2.7 million in the quarter ended December 31, 2002 as lower interest income on loans, primarily due to lower rates was somewhat offset by higher interest income on investment and mortgage-backed securities. Approximately $229,000 of the decrease in interest income in the quarterly period is the result of lower yields on earning assets. This was somewhat offset by the higher average balance in the securities portfolio.

Total interest income decreased by $365,000 or 6.7% to $5.1 million for the six months ended December 31, 2003 when compared to $5.4 million in the six months ended December 31, 2002 as lower interest income on loans, due to both lower rates earned and to lower average balances, was somewhat offset by higher interest income on investment and mortgage-backed securities. Approximately
$372,000 of the decrease in interest income in the six-month period is the result of lower yields on earning assets. This was offset by a $1,000 increase in interest income from higher average balances in the investment portfolio. In the six-months ended December 31, 2003, yields on earning assets decreased 76 basis points to 6.49% from 7.25% when compared to the six months ended December 31, 2002.

Interest income on loans receivable decreased by $268,000 or 11.2% to $2.1 million for the quarter ended December 31, 2003 from $2.4 million for the quarter ended December 31, 2002. Interest income on loans receivable decreased by $0.5 million or 10.1% to $4.3 million for the six months ended December 31, 2003 from $4.8 million for the six months ended December 31, 2002. The decrease in interest income on loans receivable during the three month period is due to both lower average balances on loans receivable and to lower yields earned on loans receivable. During the three months ended December 31, 2003 as compared to the same period ended December 31, 2002 the average loans receivable balance decreased by $1.8 million or 1.6% to $113.9 million from $115.7 million and the average yield decreased by 64 basis points to 7.51% from 8.15%. During the six months ended December 31, 2003 as compared to the same period ended December 31, 2002 the average balance of loans receivable decreased by $4.1 million or 3.6% to $112.9 million from $117.0million and the average yield decreased by 39 basis points to 7.70% from 8.08%.

Interest income on investment securities increased by $21,000 to $99,000 and by $22,000 to $193,000 in the three and six month periods ended December 31, 2003, respectively primarily due to higher average balances of investment securities offsetting lower yields on these securities.

Interest income on mortgage-backed securities increased by $52,000 to $268,000 and by $123,000 to $538,000 in the three and six month periods ended December 31, 2003, respectively. These increases are the result of large increases in the average balances of these securities offsetting lower yields. The Company has invested some of the excess liquidity that resulted from the high level of first mortgage loan payoffs into mortgage-backed securities, primarily fifteen and ten year maturities.

Interest income on federal funds sold and other investments decreased by $19,000 or 39.6% to $28,000 for the quarter ended December 31, 2003 from $47,000 for the quarter ended December 31, 2002. Interest income on federal funds sold and other investments decreased by $28,000 or 30.0% to $65,000 for the six months ended December 31, 2003 from $93,000 for the six months ended December 31, 2002. The decrease in the three-month period was due to both lower rates earned and lower volumes of these assets. The decrease in the six-month period was due to lower rates offsetting slightly higher average balances.

Interest Expense
----------------

Total interest expense decreased by $92,000 or 9.1% to $0.9 million for the quarter ended December 31, 2003 from $1.0 million for the quarter ended December 31, 2002. Total interest expense decreased by $0.2 million or 9.4% to $1.9 million for the six months ended December 31, 2003 from $2.1 million at December 31, 2002. The decrease in interest expense during the comparable quarterly and year to date periods is due to lower rates paid on interest bearing liabilities offsetting higher volumes.

Interest expense on deposits decreased by $119,000 or 16.3% to $611,000 for the quarter ended December 31, 2003 from $729,000 for the quarter ended December 31, 2002. Interest expense on deposits decreased by $245,000 or 16.3% to $1.3 million from $1.5 million for the six months ended December 31, 2002. The decrease in interest expense on deposits in both the quarterly and year to date periods is almost entirely due to lower rates paid by the Company on deposits. The combination of the aggressive actions of the Federal Reserve in lowering interest rates and lower loan demand has allowed the Company to aggressively lower the rates paid on deposit accounts.

Net Interest Income
-------------------

The Company's net interest income before the provision for loan losses decreased by $122,000 or 7.2% to $1.6 million for the quarter ended December 31, 2003 from $1.7 million for the quarter ended December 31, 2002. Net interest income before the provision for loan losses decreased by $170,000 or 5.0% to $3.2 million for the six months ended December 31, 2003 from $3.4 million during the six months ended December 31, 2002. The decreases in net interest income during the comparable quarters and six-month periods were primarily due to the lower rates earned on assets offsetting the lower cost of liabilities. In the three month period ended December 31, 2003, the net interest margin decreased by 52 basis points to 4.02% from 4.54%. In the six-month period ended December 31, 2003, the net interest margin decreased by 45 basis points to 4.04% from 4.49%.

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

                                                                     Six Months Ended December 31,
                                               ----------------------------------------------------------------------------
                                                              2003                                     2002
                                               ----------------------------------     -------------------------------------
                                               Average                   Average       Average
                                               Balance      Interest      Rate(1)      Balance       Interest       Rate(1)
                                               -------      --------     --------     ---------      --------       -------
                                                                            (Dollars in thousands)
Interest-earning assets:
   Loans receivable (2)                        112,928       $4,287        7.59%      $117,026        $4,769         8.08%
   Investment securities                         9,937          193        3.89%         7,227           171         4.70%
   Mortgage-backed securities                   24,503          538        4.39%        14,203           415         5.79%
   Federal funds sold and other
      interest-earning assets                   11,366           65        1.14%        10,524            93         1.75%
                                              --------       ------                   --------      --------
Total interest earning assets                  158,734        5,083        6.40%       148,980         5,448         7.25%
                                                             ------                                 --------
Noninterest-earning assets                       6,791                                   5,860
                                              --------                                --------
Total Average Assets                          $165,525                                $154,840
                                              ========                                ========

Interest-bearing liabilities:
Savings deposits                              $112,071       $1,261        2.25%      $111,547      $  1,506         2.68%
Borrowings                                      29,861          617        4.13%        21,746           568         5.18%
                                              --------       ------                   --------      --------
Total interest-bearing liabilities             141,932        1,878        2.65%       133,293         2,074         3.09%
                                                             ------        ----                     --------         ----
Noninterest-bearing liabilities                  7,727                                   6,485
                                              --------                                --------
Total liabilities                              149,659                                 139,778
Stockholders' equity                            15,866                                  15,062
                                              --------                                --------
    Total liabilities and stockholders'
     equity                                   $165,525                                $154,840
                                              ========                                ========

Net interest income                                          $3,205                                 $  3,374
                                                             ======                                 ========
Net Interest margin                                                        4.04%                                     4.49%
                                                                           ====                                      ====
Interest rate spread                                                       3.76%                                     4.16%
                                                                           ====                                      ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                111.84%                                   111.77%
                                                                         ======                                    ======

___________

(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.

                                                                     Three Months Ended December 31,
                                               ----------------------------------------------------------------------------
                                                              2003                                     2002
                                               ------------------------------------    -------------------------------------
                                               Average                     Average      Average
                                               Balance      Interest       Rate(1)      Balance       Interest       Rate(1)
                                               -------      --------      --------     ---------      --------       -------
                                                                            (Dollars in thousands)
Interest-earning assets:
   Loans receivable (2)                        $113,952      $2,110          7.41%     $115,744      $2,379          8.15%
   Investment securities                         10,831          99          3.67%        7,036          78          4.43%
   Mortgage-backed securities                    23,418         268          4.57%       15,082         216          5.68%
   Federal funds sold and other
      interest-earning assets                     9,652          29          1.18%       11,633          47          1.61%
                                               --------       -----                    --------      ------
Total interest earning assets                   157,853       2,506          6.35%      149,495       2,720          7.22%
                                                              -----                                  ------
Noninterest-earning assets                        8,256                                   6,446
                                               --------                                --------
Total assets                                   $166,109                                $155,941
                                               ========                                ========
Interest-bearing liabilities:
Savings deposits                               $111,954      $  611          2.18%     $111,014      $  729          2.61%
Borrowings                                       29,533         308          4.17%       22,049         282          5.00%
                                               --------      ------                    --------      ------
Total interest-bearing liabilities              141,487         919          2.60%      133,063       1,011          3.01%
                                                             ------                                  ------
Noninterest-bearing liabilities                   8,686                                   7,648
                                               --------                                --------
Total liabilities                               150,173                                 140,711
Stockholders' equity                             15,936                                  15,230
                                               --------                                --------
    Total liabilities and stockholders'
     equity                                    $166,109                                $155,941
                                               ========                                ========

Interest rate spread                                         $1,587                                  $1,709
                                                             ======                                  ======
Net interest margin                                                          4.02%                                   4.54%
                                                                             ====                                    ====
Interest rate spread                                                         3.75%                                   4.21%
                                                                             ====                                    ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                  111.57%                                 112.35%
                                                                           ======                                  ======

___________
(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.


Provision For Loan Losses
-------------------------

Provision for Loan losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for loan losses. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," or ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." The adequacy of the allowance for loan losses is determined through a continuous review of the loan and lease portfolio and considers factors such as prior loss experience, type of collateral, industry standards, past due loans in the Company's loan portfolio, current economic conditions, both national and local, and other factors unique to particular loans and leases. The Company's management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio

There was no provision for loan losses in the quarter ended December 31, 2003, compared to $120,000 for the quarter ended December 31, 2002. The provision for loan losses decreased by $198,000 or 82.5% to $42,000 in in the six-months ended December 31, 2003 from $240,000 in the six-months ended December 31, 2002. Due to growth in the loan portfolio, the Company's allowance for loan losses has decreased as a percentage of total loans outstanding to 0.96% at December 31, 2003 from 1.00% at June 30, 2003. The Company's allowance for loan losses as a percentage of nonperforming loans was 462.6% at December 31, 2003 as compared to 348.3% at June 30, 2003.

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                   Six Months Ended      Three Months Ended
                                                   ----------------      ------------------
                                                                 December 31,
                                                                 ------------

                                                     2003     2002          2003    2002
                                                     ----     ----          ----    ----
Allowance for loan losses, beginning of period      $1,139   1,438         $1,158   1,504

Provision for loan losses                               42     240              0     120

Loans Charged Off:
         Consumer                                       86      93             55      36
         Real Estate                                     0       0              0       0
         Commercial                                     71     423             51     410
                                                    ------  ------         ------  ------
  Total Charge-Offs                                    157     516            106     446

Recoveries:
         Consumer                                       17      22              4      10
         Real Estate                                     0       0              0       0
         Commercial                                     74      11             59       7
                                                    ------  ------         ------  ------
  Total Recoveries                                      91      33             63      17
                                                    ------  ------         ------  ------

Allowance for loan losses, end of period            $1,115  $1,195         $1,115  $1,195
                                                    ======  ======         ======  ======

     The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

                                                                At December 31,     At June 30,
                                                                ---------------     -----------
                                                                      2003              2003
                                                                ---------------     -----------
                                                                          (In thousands)
Loans accounted for on a non-accrual basis: (1)
    Real estate:
       Residential.............................................  $     129          $      90
       Commercial..............................................         --                 --
       Construction............................................         --                 --
    Consumer...................................................         33                 44
    Commercial Loan/Lease......................................         79                193
                                                                 ---------          ---------
       Total...................................................  $     241          $     327
                                                                 =========          =========
Accruing loans which are contractually past due
   90 days or more.............................................  $      --          $      --
                                                                 ---------          ---------
       Total...................................................  $      --          $      --
                                                                 ---------          ---------

       Total non-performing loans..............................  $     241          $     327
                                                                 =========          =========

Percentage of total loans......................................       0.21%              0.29%
                                                                 =========          =========
Other non-performing assets (2)................................  $       4          $      19
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

     At December 31, 2003, non-accrual loans consisted of two residential real estate loans totaling $129,000, two second mortgages totaling $33,000, one commercial loan totaling $4,000 and four commercial leases totaling

$75,000. As of February 5, 2004, the Company had received full payment for one residential mortgage totaling $90,000 and one second mortgage totaling $21,000. The property securing the other second mortgage has been sold and proceeds are in the hands of the trustee. A full recovery of $12,000 is expected. Additionally, the remaining first mortgage of $39,000 has been fully charged-off.

Except as discussed below, the Company had no loans not classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. At December 31 the company had $347,000 in commercial loans rated substandard outstanding to borrower who has repeatedly been in the 30 to 60 day delinquent category. There is an SBA guarantee of $111,000. The borrower is having difficulty collecting accounts receivable, primarily a $150,000 receivable due from the Baltimore City School System. The Company has and will continue to monitor this credit closely.

Noninterest Income
------------------

The Company's noninterest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities, loans and repossessed real estate. Total noninterest income increased by $12,000 or 12.4% to $115,000 for the quarter ended December 31, 2003 from $102,000 for the quarter ended December 31, 2002. Total noninterest income increased by $4,900 or 2.1% to $233,000 during the six months ended December 31, 2003 from $228,000 during the six months ended December 31, 2002.

Non-interest Expenses
---------------------

Total non-interest expenses decreased by $23,000 or 2.0% to $1.2 million for the quarter ended December 31, 2003 from $1.2 million for the quarter ended December 31, 2002. Total non-interest expense decreased by $17,000 to $2.3 million during the six months ended December 31, 2003 from $2.3 million during the six months ended December 31, 2002. In the comparable quarterly periods, lower professional fees offset increases in most other expense categories. In the comparable six-month periods, lower professional fees, equipment and other expenses offset higher compensation and benefits and advertising expenses. The higher professional fees in the comparable time periods resulted from legal and consulting expenses arising from loan workouts as well as consulting expense incurred in the evaluation of potential new outsourced data processing providers.

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

The Company's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 2003, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $11.2 million. In addition, the Company has approximately $31.8 million of mortgage-backed and investment securities classified as available-for-sale.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $5.4 million. These funds will be internally generated, raised through deposit operations, or borrowed. Certificates of deposits that are scheduled to mature in less than one year at December 31, 2003 totaled $35.4 million. Historically, a high percentage of maturing deposits have remained with the Company. However, due the Company's high level of liquidity, rates paid on certificates have been aggressively lowered. This may result in some customers withdrawing their certificates in order to chase yields at other financial institutions.

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

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $476,000 for the payment of common and preferred dividends. The holding company currently has cash on hand of $900.000. The only source of funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the holding company from the bank is limited by the earnings of the bank.

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


Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

                                          December 31, 2003     June 30, 2003
                                          -----------------    ---------------
                                                  (dollars in thousands)

Commitments to originate new loans             $5,363             $1,566
Undisbursed lines of credit                     4,090              4,720
Financial standby letters of credit               985                958


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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2. Changes in Securities and small business issuer purchases of equity securities

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

          The following table sets forth matters that were voted upon at the Company's Annual Meeting of Stockholder's held on October 23, 2003:

                            Votes           Votes             Broker
                             For           Against           Non-votes
                           -------        --------           ---------

Election of Directors:

Joseph J. Bouffard         369,698          392                   --
Nicole N. Glaeser          336,165          925                   --
J. Thomas Hoffman          369,709          381                   --

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


        (b)  Reports on Form 8-K

               The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

                  Date of Report            Item(s) Reported           Financial Statements Filed
                  --------------            ----------------           --------------------------
                  October 23, 2003                5, 7, 12                      N/A
                  November 12, 2003               5, 7                          N/A

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PATAPSCO BANCORP, INC.



Date:  February 12, 2004                /s/ Joseph J. Bouffard
                                        ---------------------------------------
                                        Joseph J. Bouffard
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




Date: February 12, 2004                 /s/ Michael J. Dee
                                        ---------------------------------------
                                        Michael J. Dee
                                        Chief Financial Officer & Controller
                                        (Principal Financial Officer)