Form 10QSB
period 2004-03-31
PATAPSCO BANCORP INC
filed 2004-05-17
CIK 1003961

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
        March 31, 2004

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

     As of May 5, 2004, the issuer had 460,833 shares of Common Stock issued and outstanding.

         CONTENTS
         --------

                                                                                                        PAGE
                                                                                                        ----
PART I.  FINANCIAL INFORMATION
         ---------------------


Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at March 31, 2004
                   And June 30, 2003                                                                      3

         Consolidated Statements of Income for the Nine and Three-Month Periods Ended
                  March 31, 2004 and 2003                                                                 4

         Consolidated Statements of Comprehensive Income for the Nine and Three-Month
                  Periods Ended March 31, 2004 and 2003                                                   5

         Consolidated Statements of Cash Flows for the Nine-Month Periods Ended
                  March 31, 2004 and 2003                                                                 6

         Notes to Financial Statements                                                                    7


Item 2.  Management's Discussion and Analysis of Financial Position and Results of Operations             10

Item 3:  Controls and Procedures                                                                          17


PART II.  OTHER INFORMATION
          -----------------


Item 1.  Legal Proceedings                                                                                18

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities                18

Item 3.  Defaults Upon Senior Securities                                                                  18

Item 4.  Submission of Matters to a Vote of Security-Holders                                              18

Item 5.  Other Information                                                                                18

Item 6.  Exhibits and Reports on Form 8-K                                                                 18

Signatures                                                                                                19

Certifications                                                                                            20

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION ($ 000's)
            --------------------------------------------------------

                                                                        March  31,              June 30,
                                                                           2004                   2003
                                                                       (Unaudited)
                                                                       ------------             --------

                             Assets
                             ------
Cash:
     On hand and due from banks                                          $    4,214          $      2,193
     Interest bearing deposits in other banks                                 4,059                 5,489
Federal funds sold                                                           10,337                 6,525
Investment securities, at fair value                                          8,369                 4,542
Mortgage-Backed securities, at fair value                                    14,978                19,844
Loans receivable, net                                                       114,506               113,252
Investment in securities required by law, at cost                             1,672                 1,318
Property and equipment, net                                                     969                   998
Goodwill                                                                      1,869                 1,869
Deferred income taxes                                                           447                   356
Accrued interest and other assets                                             2,995                 1,419
                                                                         ----------          ------------
              Total assets                                               $  164,415          $    157,805
                                                                         ==========          ============


                   Liabilities and Stockholders' Equity
                   ------------------------------------

Liabilities:
   Deposits:
        Interest bearing deposits                                        $  111,367           $   112,776
        Non interest bearing deposits                                         7,374                 6,879
   Borrowings                                                                26,900                20,174
   Accrued expenses and other liabilities                                     2,276                 2,071
                                                                         ----------           -----------
              Total liabilities                                             147,917               141,900

Temporary Equity - ESOP shares subject to put option                          1,339                   776

Stockholders' equity:
    Preferred stock-Series A Noncumultive Convertible
      Perpetual  $0.01 par value; authorized 1,000,000
      shares with a liquidation preference of $25 per                             1                     1
      share; 98,370 and 99,734 shares outstanding, respectively
Additional paid-in capital                                                    2,461                 2,495
   Common stock $0.01 par value: authorized 4,000,000
     shares: issued and outstanding 460,833 and
     412,634 shares, respectively                                                 5                     4
  Additional paid-in capital                                                  4,093                 3,082
   Contra equity - Employee stock ownership plan                                (55)                  (55)
      Contra equity - stock held by Rabbi Trust                                 (78)                  (78)
   Obligation under Rabbi Trust                                                 250                   250
   Retained income, substantially restricted                                  8,311                 9,070
   Unrealized net holding gains on available-for-sale
      portfolios, net of taxes                                                  171                   360
                                                                         ----------            ----------
               Total stockholders' equity                                    16,498                15,905
                                                                         ----------            ----------
              Total liabilities and stockholders' equity                 $  164,415            $  157,805
                                                                         ==========            ==========

See accompanying notes to financial statements

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                       ($ 000's except for per share data)
                       -----------------------------------
                                   (UNAUDITED)

                                                                   For Nine Months Ended           For Three Months Ended
                                                                          March 31,                       March 31,
                                                             ---------------------------------  ------------------------------
                                                                   2004               2003           2004             2003
                                                                 ---------         ----------    ----------       -----------

Interest income:
    Loans receivable                                           $    6,422         $   6,995     $    2,134         $   2,225
    Mortgage-backed securities                                        788               701            251               287
    Investment                                                        280               231             87                60
    Federal funds sold and other interest
     bearing assets                                                    88               132             23                39
                                                               ----------         ---------     ----------         ---------
          Total interest income                                     7,578             8,059          2,495             2,611
                                                               ----------         ---------     ----------         ---------

Interest expense:
    Deposits                                                        1,828             2,194            567               688
    Borrowings & Other                                                917               860            300               292
                                                               ----------         ---------     ----------         ---------
          Total interest expense                                    2,745             3,054            867               980
                                                               ----------         ---------     ----------         ---------
          Net interest income                                       4,833             5,005          1,628             1,631
Provision for losses on loans                                          42               374             --               135
                                                               ----------         ---------     ----------         ---------
          Net interest income after provision
                   for losses on loans                              4,791             4,631          1,628             1,496
 Noninterest income:
    Fees and service charges                                          258               287             75                91
    Net gain on sales of securities                                    99               118             99               104
    Net gain on sales of loans                                         13                11             --                 6
    Net (loss) on sale of repossessed real estate                      --                (3)            --                --
    Other                                                              59                21             21                 5
                                                               ----------         ---------     ----------         ---------
        Total noninterest income                                      429               434            195               206
                                                               ----------         ---------     ----------         ---------

Noninterest expenses:
    Compensation and employee benefits                              2,110             2,038            704               692
    Insurance premiums                                                 54                54             20                18
    Professional fees                                                 186               295             60               122
    Equipment expense                                                 139               156             47                48
    Occupancy Expense                                                 157               154             50                52
    Advertising                                                        98                85             34                31
    Data processing                                                   162               164             54                57
    Other                                                             635               542            284               162
                                                               ----------         ---------     ----------         ---------
          Total noninterest expense                                 3,541             3,488          1,253             1,182
                                                               ----------         ---------     ----------         ---------
          Income before provision for income taxes                  1,679             1,577            570               520
Provision for income taxes                                            620               582            209               192
                                                               ----------         ---------     ----------         ---------
          Net Income                                           $    1,059         $     995     $      361         $     328
                                                               ==========         =========     ==========         =========
          Basic earnings per share                             $     1.99         $    1.88     $     0.68         $    0.61
                                                               ==========         =========     ==========         =========
          Diluted earnings per share                           $     1.68         $    1.63     $     0.57         $    0.53
                                                               ==========         =========     ==========         =========
          Dividends declared per common share                  $     0.48         $    0.42     $     0.16         $    0.14
                                                               ==========         =========     ==========         =========

See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ($000's)
            --------------------------------------------------------
                                   (UNAUDITED)


                                                                    For Nine Months Ended           For Three Months Ended
                                                                         March  31,                        March 31,
                                                                --------------------------       ------------------------------
                                                                  2004              2003            2004                 2003
                                                                --------          --------       ----------           ---------

Net income                                                      $ 1,059           $    995        $    361             $   328
Other comprehensive income, net of tax:
  Unrealized net holding (losses)/gains on
    available-for-sale portfolios                                  (128)               284             173                  41

Reclassification adjustment for gains
   Included in net income, net of tax                               (61)               (74)            (61)                (64)
                                                                -------           --------        --------             -------

Comprehensive income                                            $   870           $  1,205        $    473             $   305
                                                                =======           ========        ========             =======


See accompanying notes to financial statements.

                      PATAPSCO BANCORP, INC. AND SUBSIDIARY
                                DUNDALK, MARYLAND

                 CONSOLIDATED STATEMENTS OF CASH FLOWS($ 000's)
                 ----------------------------------------------
                                  (UNAUDITED)

                                                                                  For Nine Months Ended
                                                                                        March  31,
                                                                             -------------------------------
                                                                                2004                 2003
                                                                             ---------             ---------

Cash flows from operating activities:
  Net income                                                                 $   1,059              $   995
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                                143                   107
       Loss on sale of repossessed real estate                                      --                     3
       Gain  on sale of investment & mortgage-backed securities                    (99)                 (118)
       Gain on sale of loans held for sale                                         (13)                  (11)
       Proceeds from sale of loans held for sale                                 1,558                   916
       Disbursements of loans originated for sale                               (1,545)                 (905)
       Provision for losses on loans                                                42                   374
       Amortization of premiums and discounts, net                                  17                   (82)
       Deferred loan origination fees, net of costs                               (171)                  133
       Decrease in deferred taxes, other assets                                    109                    65
       Increase(Decrease)in accrued expenses and other liabilities                 205                 ( 172)
       Income from bank owned life insurance                                       (31)                   --
                                                                            -----------          ------------
  Net cash provided by operating activities                                      1,274                 1,305

Cash flows from investing activities:
  Loan principal repayments, net of disbursements                               (1,060)                5,111
  Purchase of property and equipment                                              (114)                  (89)
  Purchase of investment securities available-for-sale                          (5,015)               (1,190)
  Purchase of mortgage-backed securities available for sale                    (10,200)              (12,130)
  Proceeds from sale of repossessed real estate                                     --                   127
  Proceeds from maturity/redemption of investments available for sale            1,250                 2,773
  Proceeds from sale of mortgage-backed securities available for sale            6,972                    --
  Redemption of stock in Federal Home Loan Bank of Atlanta                         165                   360
  Purchase of Investments required by law                                         (519)                   --
  Purchase of bank owned life insurance                                         (1,600)                   --
  Principal repayment on mortgage-backed securities available for sale           7,724                 3,135
                                                                           ------------         -------------
        Net cash (used in)  investing activities                                (2,397)               (1,902)

Cash flows from financing activities:
  Net increase(decease)  in deposits                                              (897)                  233
  Borrowings                                                                    10,000                    --
  Repayment of borrowings                                                       (3,300)                   --
  Cash received in exercise of stock options                                        72                    16
  Dividends paid                                                                  (349)                 (307)
                                                                           ------------         -------------
         Net cash (used in) financing activities                                 5,526                   (57)

  Net increase(decrease) increase in cash and cash equivalents                   4,403                  (655)
  Cash and cash equivalents at beginning of period                              14,207                14,857
                                                                           ------------         -------------
  Cash and cash equivalents end of period                                  $    18,610          $     14,202
                                                                           ============         =============

Supplemental information:
  Interest paid on deposits and borrowed funds                                   2,745                 3,054
  Income taxes paid                                                                123                   516


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

Note 3:   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the nine and three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year.

Note 4:  Cash and Cash Equivalents

Cash equivalents include short-term investments, which consists of Federal funds sold. Cash equivalents and other liquid and short-term investments are carried at cost, which approximates fair value.

Note 5:   Regulatory Capital Requirements

At March 31, 2004, the Company met each of the three minimum regulatory capital requirements. The following table summarizes the Company's regulatory capital position at March 31, 2004



                                                                       ($ in thousands)
                                                                                                 Well Capitalized Under
                                                                          For Capital               Prompt Corrective
                                            Actual                      Adequacy Purposes           Action Provision
                                    --------------------------     -------------------------   --------------------------
                                    Amount            %                Amount             %      Amount             %
                                    --------------------------     --------------------------  --------------------------

Total Capital (to Risk
  Weighted Assets)                  $14,977         14.65%            $8,181          8.00%     $10,226           10.00%

Tier 1 Capital (to Risk
   Weighted Assets)                 $14,007         13.70%            $4,090          4.00%     $ 6,136            6.00%

Tier 1 Capital (to Average
    Assets)                         $14,007          8.63%            $6,490          4.00%     $ 8,112            5.00%


Note 6:  Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

                                                    ($000'S EXCEPT FOR PER SHARE DATA)
                                             Nine Months Ended                          Three Months Ended
                                               March 31, 2004                              March 31, 2004
                                              Basic          Diluted                Basic              Diluted
                                        -------------------------------          -------------------------------

Net Income                                $ 1,059         $   1,059                $ 361             $  361
Preferred Stock Dividends                     138                --                   46                 --
                                          -------         ---------                -----             ------
Net Income Available to Common
 Stockholders                             $   921         $   1,059                $ 315             $  361
                                          =======         =========                =====             ======

Weighted average shares outstanding           463               463                  465                465
Diluted Securities:
  Preferred Stock                                               131                                     131
  Options                                                        36                                      38
-------------------------------------------------------------------------------------------------------------
Adjusted Weighted Average Shares               463              630                  465                634
                                          ========        =========                =====             ======

Per Share Amount                             $1.99            $1.68                $0.68              $0.57


                                                           ($000'S EXCEPT FOR PER SHARE DATA)
                                           Nine Months Ended                           Three Months Ended
                                             March 31, 2003                               March 31, 2003
                                       Basic               Diluted                   Basic              Diluted
                                      ----------------------------                  ---------------------------
Net Income                            $  995              $  995                     $ 328             $  328
Preferred Stock Dividends                141                   0                        47                  0
                                      ------              ------                     -----             ------
Net Income Available to Common
  Stockholders                        $  854              $  995                     $ 281             $  328
                                      ======              ======                     =====             ======

Weighted average shares outstanding      454                 454                       463                463

Diluted Securities:
  Preferred Stock                                            133                                          134
  Options                                                     24                                           24
-------------------------------------------------------------------------------------------------------------
Adjusted Weighted Average Shares         454                 611                       463                621
                                      ======              ======                     =====             ======
Per Share Amount                      $ 1.88               $1.63                     $0.61              $0.53


Note 7:  Goodwill and Intangible Assets

Under the provisions of SFAS No. 142, goodwill was subjected to an initial assessment for impairment and subsequent annual impairment tests. In November 2003, the Company completed its annual test for goodwill impairment and determined that goodwill was not impaired. The Company will review goodwill on an annual basis for impairment and as events occur or circumstances change.

Note 8:  Stock Options

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



                                                        ($000'S EXCEPT FOR PER SHARE DATA)
                                                                Nine Months Ended
                                                        ----------------------------------
                                                        03/31/04                 03/31/03
                                                        --------                 --------
Net Income as reported                                  $1,059                   $  995
Deduct: Total stock option based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects                                     (20)                     (20)
                                                        -------                  ------
Proforma Net Income                                     $ 1,039                  $  975
                                                        =======                  ======
Earnings per share:

 Basic - as reported                                      $1.99                     $1.88
 Basic - pro forma                                         1.95                      1.84

 Diluted - as reported                                    $1.68                     $1.63
 Diluted - pro forma                                       1.65                      1.59

                                                        ($000'S EXCEPT FOR PER SHARE DATA)
                                                                THREE MONTHS ENDED
                                                        ----------------------------------
                                                        03/31/04                 03/31/03
                                                        --------                 --------

Net Income as reported                                  $ 361                    $  328
Deduct: Total stock option based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects                                     (6)                       (7)
                                                        -----                    ------
Proforma Net Income                                     $ 355                    $  321
                                                        =====                    ======
Earnings per share:

 Basic - as reported                                      $0.68                     $0.61
 Basic - pro forma                                         0.66                      0.59

 Diluted - as reported                                    $0.57                     $0.53
 Diluted - pro forma                                       0.56                      0.52

Note: 9 Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $975,000 of standby letters of credit as of March 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2004 for guarantees under standby letters of credit issued is not material.

Note10:  Business Combination

On April 1, 2004, The Patapsco Bank acquired Parkville Federal Savings Bank (Parkville), a federally chartered savings bank. Holders of outstanding shares of Parkville received $62.51 per share in cash for each common share owned.

The combination was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition, April 1, 2004. Fair value adjustments on the assets and liabilities purchased are being amortized over the estimated lives of the related assets and liabilities. The excess of the purchase price over the estimated fair value of the underlying net assets of $1,600,000 was allocated to goodwill, $1,100,000 and to the core deposit intangible, $500,000. The core deposit intangible is being amortized over ten years using the straight line method.

The following unaudited pro forma condensed consolidated financial information reflects the results of operations of the Company for the year ended June 30, 2003 and for the nine months ended March 31, 2004 as if the transaction occurred at the beginning of each period presented. These pro forma results are not necessarily indictitive of what the Company's results of operations would have been had the acquisition actually taken place at the beginning of each period presented.


                                           ($000S) EXCEPT FOR PER SHARE DATA
                                           ---------------------------------

                                         Year Ended            Nine Months Ended
                                        June 30,2003              March 31, 2004
                                        ------------              --------------
Net Interest Income                       $8,332                     $5,970
Net Income                                 1,590                      1,199
Diluted net Income per share               $2.84                      $2.03

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

CRITICAL ACCOUNTING POLICIES


The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. These estimates, assumptions and judgments are necessary when financial instruments are required to be recorded at fair value or when the decline in the value of an asset carried on the balance sheet at historic cost requires an impairment write-down or a valuation reserve to be established.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND JUNE 30, 2003

The Company's assets increased by $6.6 million or 4.2% to $164.4 million at March 31, 2004 from $157.8 million at June 30, 2003. Cash and cash equivalents increased by $4.4 million or 31.0% to $18.5 million at March 31, 2004 from $14.2 million at June 30, 2003. Investment securities increased by $3.8 million or 84% as the purchase of these securities exceeded the maturity and redemption of these securities. Mortgage-backed securities decreased by $4.9 million or 24.5% as the sale of $7 million of these securities in the quarter and normal amortization offset the $10 million purchase made in September 2003. Loans increased by $1.2 million as new production offset declining payoffs in the residential portfolio and increasing payoffs in the commercial portfolio as the Company is not presently willing to meet certain of the loan terms being offered by some of the competition. Other assets increased by $1.6 million primarily due to the purchase of Bank-owned life insurance.

Interest bearing deposits have decreased by $1.4 million or 1.25% to $111.3 million from $112.7 million. This decrease was primarily in the certificate of deposit category. Non-interest bearing deposits have increased by $0.5 million or 7.2% to $7.4 million at March 31, 2004 from $6.9 million at June 30, 2003. Borrowings increased by $6.7 million due to the $10 million used to purchase mortgage-backed securities in September 2003 offset by $3.3 million in maturities.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS AND NINE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

Net Income
----------

The Company's net income increased by $33,000 or 10.1% to $361,000 for the quarter ended March 31, 2004 from $328,000 for the quarter ended March 31, 2003. The Company's net income increased by $64,000 or 6.5% to $1.1 million for the nine months ended March 31, 2004 from $995,000 for the nine months ended March 31, 2003. The increase in the Company's net income during the comparable three-month period is a result of higher net interest income after the provision for loan losses exceeding lower non-interest income and the increase in operating expenses. The increase in the Company's net income in the comparable nine-month periods was a result of higher net interest income after provision for loan losses exceeding the increase in operating expenses.

Interest Income
---------------

Total interest income decreased by $0.1 million or 4.5% to $2.5 million for the quarter ended March 31, 2004 from $2.6 million for the quarter ended March 31, 2003. Total interest income decreased by $0.5 million or 6.0% to $7.6 million for the nine months ended March 31, 2004 from $8.1 million for the nine months ended March 31, 2003. The decreases in interest income in the comparable quarterly periods is primarily a result of lower rates earned on interest earning assets in all categories exceeding higher volumes of these assets. The decrease in interest income in the comparable nine-month periods is also primarily a result of lower rates earned on assets.

Interest income on loans receivable decreased by $0.1 million or 4.1% to $2.1 million for the quarter ended March 31, 2004 from $2.2 million for the quarter ended March 31, 2003. Interest income on loans receivable decreased by $0.6 million or 8.2% to $6.4 million for the nine months ended March 31, 2004 from $7.0 million for the nine months ended March 31, 2003. The decreases in loan interest income in the comparable quarterly periods are primarily a result of lower rates earned offsetting higher average balances. The decrease in loan interest income in the comparable nine-month periods is primarily a result of lower rates earned. Lower average balances outstanding also contributed to the lower loan interest income.

Interest income on mortgage-backed securities decreased by $36,000 or 12.7% to $251,000 in the comparable quarterly periods. Interest income on mortgage-backed securities increased by $87,000 or 12.4% in the nine-months ended March 31,

2004 compared to the nine-months ended March 31, 2003. The decrease in the quarterly period was due to lower rates offsetting slightly higher average balances. The increase in the comparable nine-month periods results from higher average volumes offsetting lower rates earned.

Interest income on investment securities held for sale increased by $27,000 or 45.54% to $87,000 in the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003 and increased $49,000 or 21.3% to $280,000 in the nine-month period ended March 31, 2003 compared to the nine-month period ended March 31, 2003. The increase in interest income in the comparable quarterly and year-to-date periods is due to higher average volumes offsetting lower rates.

Interest income on federal funds sold and other decreased by $16,000 or 41.7% to $23,000 for the quarter ended March 31, 2004 from $39,000 for the quarter ended March 31, 2003 as a result of both lower volumes and rates. The decrease in interest income on federal funds sold and other investments of $44,000 or 33.5% for the nine month period also resulted from both lower volumes and lower market interest rates.

Interest Expense
----------------

Total interest expense decreased by $113,000 or 11.6% to $0.9 million for the quarter ended March 31, 2004 from $1.0 million for the quarter ended March 31, 2003. Total interest expense decreased by $0.3 million or 10.1% in the nine months ended March 31, 2004 from the nine months ended March 31, 2003. The decreases were the result of lower rates paid on both deposits and borrowings offset the higher average balance of borrowings.

Interest expense on deposits decreased by $121,000 or 17.5% to $0.6 million for the quarter ended March 31, 2004 from $0.7 million for the quarter ended March 31, 2003. Interest expense on deposits decreased by $0.4 million or 16.7% to $1.8 million from $2.2 million for the nine months ended March 31, 2003. The decrease in interest expense on deposits in both the quarterly and nine-month period is due to lower rates paid on deposits offsetting higher average balances.

Interest expense on borrowings increased by $8,000 or 2.7% to $300,000 for the quarter ended March 31, 2004 from $293,000 for the quarter ended March 31, 2003. Interest expense on borrowings increased by $57,000 or 6.2% to $917,000 during the nine months ended March 31, 2004 from $860,000 during the nine months ended March 31, 2003. The increase in the comparable quarterly and nine-month periods was due to higher average balances offsetting lower rates paid on outstanding borrowings.


Net Interest Income
-------------------

The Company's net interest income was unchanged at $1.6 million for the quarter ended March 31, 2004 from $1.6 million in the quarter ended March 31, 2003. The reduction of the net interest margin to 4.25% from 4.40% in the comparable quarterly periods offset the higher average balances of interest earning assets. The Company's net interest income decreased by $172,000 or 3.4% in the none-month period ended March 31, 2004 when compared to the nine-month period ended March 31, 2003. The net interest margin decreased by 38 basis points to 4.08% from 4.46% in the nine-months ended March 31, 2004 when compared to the nine-month period ended March 31, 2003. The historical low level of interest rates and intense competition for loans are the primary reasons for the reduction in the net interest margin.

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



                                                                          Nine Months Ended March 31,
                                                   --------------------------------------------------------------------------
                                                                  2003                                   2004
                                                   -----------------------------------    -----------------------------------

                                                   Average                   Average      Average                     Average
                                                   Balance      Interest      Rate(1)     Balance       Interest      Rate(1)
                                                   -------      --------     --------     -------       --------      -------
                                                                            (Dollars in thousands)
Interest-earning assets:
   Loans receivable (2)                            113,525       $6,422       7.54%      $115,458        $6,995        8.07%
   Mortgage-backed securities                       23,918          788       4.39%        16,608           701        5.63%
   Investment securities                            10,109          280       3.69%         6,590           231        4.66%
   Federal funds sold and other
      interest-earning assets                       10,343           88       1.13%        10,813           132        1.62%
                                                  ---------      -------                 ---------       ------
Total interest earning assets                      157,895        7,578       6.40%       149,469         8,059        7.18%
                                                                                                         ------
Noninterest-earning assets                           7,409                                  5,858
                                                  ---------                              --------
Total Average Assets                              $165,304                               $155,327
                                                  =========                              ========

Interest-bearing liabilities:
Savings deposits                                  $112,033       $1,828       2.17%      $111,375        $2,194       2.62%
Borrowings                                          28,791          917       4.28%        22,113           860       5.18%
                                                  --------       -------                 ---------       ------
Total interest-bearing liabilities                 140,824        2,745       2.60%       133,488         3,054       3.05%
                                                                 -------    -------                      ------      ------
Noninterest-bearing liabilities                      8,448                                  6,642
                                                  --------                               --------
Total liabilities                                  149,272                                140,130
Stockholders' equity                                16,032                                 15,197
                                                  --------                               --------
    Total liabilities and stockholders' equity    $165,304                               $155,327
                                                  ========                               ========


Net interest income                                              $4,833                                  $5,005
                                                                 ======                                  ======
Interest rate margin                                                          4.08%                                    4.46%
                                                                            =======                                  =======
Net interest spread                                                           3.80%                                    4.14%
                                                                            =======                                  =======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                   112.12%                                  111.97%
                                                                            =======                                  =======

-----------
(1) Yields and rates are annualized.
(2) Includes nonaccrual loans.



                                                                        Three Months Ended March 31,
                                                  -------------------------------------------------------------------------
                                                                 2003                                2004
                                                  ----------------------------------    -----------------------------------
                                                  Average                   Average     Average                     Average
                                                  Balance      Interest      Rate(1)    Balance     Interest        Rate(1)
                                                  -------      --------     --------    -------     --------        -------
                                                                          (Dollars in thousands)
Interest-earning assets:
   Loans receivable (2)                           $115,576      $2,135       7.49%     $111,988       $2,225         8.06%
   Mortgage-backed securities                       22,203         251       4.58%       21,523          287         5.41%
   Investment securities                            10,402          87       3.38%        5,287           60         4.57%
   Federal funds sold and other
      interest-earning assets                        7,064          23       1.31%       11,398           39         1.40%
                                                  --------      ------                 --------       ------
Total interest earning assets                      155,247       2,495       6.52%      150,196        2,611         7.05%
                                                                ------                                ------
Noninterest-earning assets                           9,616                                6,097
                                                  --------                             --------
Total assets                                      $164,863                             $156,293
                                                  ========                             ========

Interest-bearing liabilities:
Savings deposits                                  $111,806      $  567       2.06%     $111,022       $  688         2.51%
Borrowings                                          27,178         300       4.41%       22,861          292         5.12%
                                                  --------      ------                 --------       ------
Total interest-bearing liabilities                 138,984         867       2.63%      133,883          980         2.97%
                                                                ------                                ------
Noninterest-bearing liabilities                      9,515                                6,943
                                                  --------                             --------
Total liabilities                                  148,499                              140,826
Stockholders' equity                                16,364                               15,467
                                                  --------                             --------
    Total liabilities and stockholders' equity    $164,863                             $156,293
                                                  ========                             ========


Net interest income                                             $1,628                                $1,631
                                                                ======                                ======
Interest rate margin                                                         4.25%                                   4.40%
                                                                          ========                                 =======
Net interest spread                                                          3.99%                                   4.08%
                                                                          ========                                 =======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                  111.70%                                 112.18%
                                                                          ========                                 =======

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


The Company provided $0 for loan losses during the quarter ended March 31, 2004 and $135,000 in the quarter ended March 31, 2003. The Company provided $42,000 and $374,000 for loan losses during each of the nine-month periods ended March 31, 2004 and March 31, 2003. At March 31, 2004, non-performing loans totaled $514,000 compared to $327,000 at June 30, 2003. The Company's allowance for loan losses as a percentage of total loans outstanding, net of unearned origination fees was 0.84% at March 31, 2004 compared to 1.00% at June 30, 2003.

Activity in the allowance for loan losses is as follows (dollars in thousands):


                                                     Nine Months Ended      Three Months Ended
                                                     -----------------      ------------------
                                                                       March 31,
                                                                       ---------

                                                       2004       2003       2004      2003
                                                       ----       ----       ----      ----
Allowance for loan losses, beginning of period        $1,139     $1,438     $1,115    $1,195

Provision for loan losses                                 42        374          0       135

Loans Charged Off:
         Consumer.                                       167        123         81        30
         Real Estate                                      40          0         40         0
         Commercial                                      128        709         57       286
                                                      ------     ------     -------   ------
  Total Charge-Offs                                      335        832        178       316

Recoveries:
         Consumer                                         47         29         30         7
         Real Estate                                       0          0          0         0
         Commercial                                       77         38          3        26
                                                      ------     ------     ------    ------
  Total Recoveries                                       124         67         33        33
                                                      ------     ------     ------    ------
Allowance for loan losses, end of period              $  970     $1,047     $  970    $1,047
                                                      ======     ======     ======    ======



The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.


                                                                  At March 31,       At June 30,
                                                                  ------------       -----------
                                                                     2004               2003
                                                                   -------            -------
                                                                         (In thousands)
Loans accounted for on a non-accrual basis: (1)
    Real estate:
       Residential.............................................   $     --          $      90
       Commercial..............................................         --                 --
       Construction............................................         --                 --
    Consumer...................................................         16                 44
    Commercial Loan/Lease......................................        498                193
                                                                  ---------         ----------
       Total...................................................   $    514          $     327
                                                                  =========         ==========

Accruing loans which are contractually past due
   90 days or more.............................................   $     --          $      --
                                                                  ---------         ----------
       Total...................................................   $     --          $      --
                                                                  ---------         ----------

       Total non-performing loans..............................   $    514          $     327
                                                                  =========         ==========

Percentage of total loans......................................       0.45%              0.29%
                                                                  =========         ==========
Other non-performing assets (2)................................   $      0          $      19
                                                                  =========         ==========

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

At March 31, 2004, non-accrual commercial business loans consist of two loans to the same borrower totaling $342,000. There is an SBA guarantee of $107,000. Collateral consists of business assets and a second position on the primary residence of the principals. The Company is working with the borrower and the SBA to rectify the situation. Also included in commercial non-accrual are $155,000 in equipment leases to six different borrowers. In the consumer loan area, $12,000 of the $16,000 on non-accrual is in the hands of the bankruptcy trustee and the Company is awaiting remittance.

Noninterest Income
------------------

The Company's non-interest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities, loans and repossessed real estate. Total non-interest income decreased by $11,000 or 5.1% to $195,000 for the quarter ended March 31, 2004 from $206,000 for the quarter ended March 31, 2003. Total non-interest income decreased by $5,000 or 1.3% to $429,000 during the nine months ended March 31, 2004 from $434,000 during the nine months ended March 31, 2003.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $70,000 or 6.0% to $1.3 million for the quarter ended March 31, 2004 from $1.2 million for the quarter ended March 31, 2003. The largest dollar increase was other expense, the largest item of which is a $50,000 reserve set up due to issues with the data processing conversion that occurred midway into the quarter ended December 31, 2003. The largest decrease was in professional fees. Professional fees were high in the quarter ended March 31, 2003, primarily as a result of legal fees associated with the workout of two problem commercial loans. Total non-interest expense increased by $53,000 or 1.5% to $3.5 million from $3.5 million during the nine months ended March 31, 2004. As was the case in the comparable quarterly periods, the largest increase was other expenses and the largest decrease was in professional fees. Compensation expense increased by $72,000 or 3.6% in the comparable year to date periods due to higher staffing levels, benefit costs and salaries.

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

The Bank's most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2004, the Company's cash on hand, interest-bearing deposits and Federal funds sold totaled $18.6 million. In addition, the Company has approximately $23.3 million of mortgage-backed and investment securities classified as available-for-sale.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments of $1.3 million. These funds will be internally generated, raised through deposit operations, or borrowed. Certificates of deposit that are scheduled to mature in less than one year at March 31, 2004 totaled $35.9 million. Historically, a high percentage of maturing deposits have remained with the Company. However, due to the level of the Company's liquidity and relatively tepid loan demand in the past nine months, rates paid on certificates have been aggressively lowered. This may result in some customers withdrawing their certificates in order to chase yields at other financial institutions.

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $460,000 for the payment of common and preferred dividends.

The only real source of funds to meet the common and preferred stock dividend obligations are dividends from the Bank to the Company. As of January 1, 2004, the Bank no longer has to request prior permission from the Federal Reserve Bank of Richmond to pay a dividend to the Holding Company. The Bank's payment of dividends is however, subject to the Federal Reserve Board's Regulation H, which provides that a state member bank may not pay a dividend if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for the year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or to a fund for the retirement of preferred stock, unless the bank has received the prior approval of the Federal Reserve Board. Additionally, the Federal Reserve Board has the authority to prohibit the payment of dividends by a Maryland commercial bank when it determines such payment to be an unsafe and unsound banking practice. Finally, the Bank is not able to pay dividends on its capital stock if its capital would thereby be reduced below the remaining balance of the liquidation account established in connection with its conversion in April 1996 from mutual to stock form.

In addition, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Association at the time of the Association's conversion to stock form.

As a part of the acquisition of Parkville Federal Savings on April 1, 2004, the Company borrowed $2,000,000 and invested most of the proceeds into the Bank. This loan is interest only for one year, then requires quarterly principal payments to fully amortize over six years.

Off-Balance Sheet Items
-----------------------

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

                                              March 31, 2004            June 30, 2003
                                              --------------            -------------
                                                   (dollars in thousands)
Commitments to originate new loans                $1,300                  $1,566
Undisbursed lines of credit                        6,330                   4,720
Financial standby letters of credit                  975                     958


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

                           Part II. Other Information


Item 1.  Legal Proceedings

         None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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


         (b) Reports on form 8-K

             The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:


                  Date of Report            Item(s) Reported       Financial Statements Filed
                  --------------            ----------------       --------------------------

                  January 26, 2004                12,7                          NA
                  January 9, 2004                 4,7                           NA


                                   Signatures


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PATAPSCO BANCORP, INC.



Date: May 13, 2004                    /s/ Joseph J. Bouffard
                                      ------------------------------------------
                                      Joseph J. Bouffard
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




Date: May 13, 2004                     /s/ Michael J. Dee
                                       -----------------------------------------
                                       Michael J. Dee
                                       Chief Financial Officer & Controller
                                       (Principal Financial Officer)