Form 10KSB
period 2004-06-30
PATAPSCO BANCORP INC
filed 2004-09-28
CIK 1003961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------
                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2004

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934.

For the transition period from                to
                               --------------    ---------------

                           Commission File No. 0-28032

                             PATAPSCO BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


             MARYLAND                                         52-1951797
-------------------------------------                     -------------------
    (State or Other Jurisdiction                           (I.R.S. Employer
  of Incorporation or Organization)                       Identification No.)

1301 MERRITT BOULEVARD, DUNDALK, MARYLAND                  21222-2194
-----------------------------------------                  ----------
(Address of Principal Executive Offices)                   (Zip Code)

         Issuer's Telephone Number, Including Area Code: (410) 285-1010
                                                         --------------

       Securities registered under Section 12(b) of the Exchange Act: NONE
                                                                      ----

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

         SERIES A NON-CUMULATIVE, PERPETUAL CONVERTIBLE PREFERRED STOCK,
         ---------------------------------------------------------------
                            PAR VALUE $.01 PER SHARE
                            ------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No
                                                               ---      ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

For the fiscal year ended June 30, 2004, the issuer had $11,098,000 in revenues.

As of September 15, 2004, the aggregate market value of voting common stock held by non-affiliates was approximately $14,223,114, computed by reference to the most recent sales price on September 20, 2004 as reported on the OTC Electronic Bulletin Board. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting common stock are affiliates.

Number of shares of Common Stock outstanding as of September 20, 2004:
1,390,752.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

         1.       Portions of the issuer's Annual Report to Stockholders for the
                  Fiscal Year ended June 30, 2004. (Parts II and III)
         2.       Portions  of the Proxy  Statement  for  issuer's  2004  Annual
                  Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------


GENERAL

         PATAPSCO BANCORP, INC. Patapsco Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland in November 1995. On April 1, 1996, Patapsco Federal Savings and Loan Association (the "Association"), the predecessor of The Patapsco Bank ("the Bank"), converted from mutual to stock form and reorganized into the holding company form of ownership as a wholly-owned subsidiary of the Company.

         The Company has no significant assets other than its investment in the Bank. The Company is primarily engaged in the business of directing, planning and coordinating the business activities of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, focuses primarily on the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than its officers who are not separately compensated for such service.

         The Company's and the Bank's executive offices are located at 1301 Merritt Boulevard, Dundalk, Maryland 21222-2194, and the main telephone number is (410) 285-1010.

         THE PATAPSCO BANK. The Bank is a Maryland commercial bank operating through three full-service offices located in Dundalk, Parkville and Carney, Maryland and serving eastern Baltimore County. The primary business of the Bank is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans, commercial loans and consumer loans, primarily in the Greater Baltimore Metropolitan area. The Bank is subject to competition from other financial and mortgage institutions in attracting and retaining deposits and in making loans. The Bank is subject to the regulations of certain agencies of the federal government and undergoes periodic examination by those agencies. The Bank has two operating subsidiaries, Prime Business Leasing and Patapsco Financial Services. The primary business of Prime Leasing is the origination and servicing of commercial leases. The primary business of Patapsco Financial Services is the sale of consumer investments.

         At June 30, 2004, the Bank had $21.9 million, $6.5 million, $16.5 million, $14.5 million and $21.2 million in small business loans, construction loans, commercial real estate loans, home equity and other consumer loans, and equipment leases, respectively.

AVAILABLE INFORMATION

         The Bank maintains a website at http://www.patapscobank.com, which makes available the Company's Section 16 filings with the Securities and Exchange Commission ("SEC"). The SEC maintains a website at http://www.sec.gov that makes available the Company's annual reports on Form 10-KSB, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and
Exchange Act of 1934, as amended, free of charge, on the site as soon as reasonably practicable after the Company has electronically filed these documents with, or otherwise furnished them to, the SEC. The Company's Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-KSB.

MARKET AREA

         The Bank's market area for gathering deposits consists of eastern and northeastern Baltimore County, Maryland, while the Bank makes loans to customers in much of the Mid-Atlantic area with a strong emphasis on the Baltimore metropolitan area. The economy of the Bank's market area has historically been based on industries such as steel, shipyards and automobile assembly. Major employers in the area include Bethlehem Steel and General Motors. The economy in the Bank's market area continues to be dependent, to some extent, on a small number of major industrial employers. A significant portion of eastern Baltimore County has been designated as an "Enterprise Zone." As a result, employers relocating to this area are entitled to significant tax and other economic incentives.

LENDING ACTIVITIES

         GENERAL. The Company's gross loan portfolio totaled $158.9 million at June 30, 2004, representing 72.9% of total assets at that date. At June 30, 2004, $78.3 million, or 49.3% of the Company's gross loan portfolio, consisted of residential mortgage loans. Other loans secured by real estate include construction and commercial real estate loans, which amounted to $23.0 million, or 14.5% of the Company's gross loan portfolio at June 30, 2004. In addition, the Company originates consumer and other loans, including home equity loans, home improvement loans and loans secured by deposits. At June 30, 2004, consumer and other loans totaled $14.5 million, or 9.1% of the Company's gross loan portfolio. The Company's commercial loan portfolio, which consists of small business loans and commercial leases, totaled $43.1 million, or 27.1% of the Company's gross loan portfolio.

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

         The Company's loan originations are derived from a number of sources, including loan brokers, advertising and referrals by depositors and borrowers. The Company's solicitation programs consist of advertisements in local media, in addition to participation in various community organizations and events. All of the Company's loan personnel are salaried; however, one originator does receive commissions on loans approved by officers of the bank. With the exception of applications for home improvement loans and equipment leases, which loans may be originated on an indirect basis through a limited number of approved home improvement contractors and loan brokers, loan applications are accepted at the Company's office. In addition, the Company's salaried loan originators may travel to meet prospective borrowers and take applications. In all cases, the Company has final approval of the application.

         In recent years, the Company has purchased whole loans and loan participation interests. During the year ended June 30, 2004 the Company purchased $0.2 million in participation interests and $4.6 million in residential mortgage loans. In the future, management will continue to consider purchases of whole loans or participation interests in commercial business, residential and commercial real estate loans.

         LOAN UNDERWRITING POLICIES. The Company's lending activities are subject to the Company's non-discriminatory underwriting standards and to loan origination procedures prescribed by the Company's Board of Directors and management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. First mortgage loans in amounts of up to $252,700, $350,000 and $500,000 may be approved by the Vice President - Real Estate Lending, the
Officers' Loan Committee (consisting of three officers of the Bank), and the Directors' Loan Committee (consisting of any two non-employee directors), respectively. Certain officers and committees have been granted authority by the Board of Directors to approve commercial business loans and equipment leases in varying amounts depending upon whether the loan is secured or unsecured and, with respect to secured loans, whether the collateral is liquid or illiquid. Individual officers and certain committees of the Company have been granted authority by the Board of Directors to approve consumer loans up to varying specified dollar amounts, depending upon the type of loan.

         Applications for single-family real estate loans are typically underwritten and closed in accordance with the standards of Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). Generally, upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is undertaken, pursuant to the Company's Appraisal Policy, by an appraiser approved by the Company and licensed by the State of Maryland. In the case of single-family residential mortgage loans, except when the Company becomes aware of a particular risk of environmental contamination, the Company generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

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

         Under applicable law, with certain limited exceptions, loans and extensions of credit by a commercial bank to a person outstanding, including commitments, at one time shall not exceed 15% of the bank's unimpaired capital and surplus. Under these limits, the Company's loans to one borrower were limited to $2.6 million at June 30, 2004. At that date, the Company had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 2004, the Company's largest lending relationship was a $2.2 million loan secured by commercial real estate, which was current and performing in accordance with its terms at June 30, 2004.

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

         RESIDENTIAL REAL ESTATE LENDING. The Company historically has been an originator of residential real estate loans in its market area. Residential real estate loans consist of both single-family and multi-family residential real estate loans. At June 30, 2004, residential mortgage loans, excluding loans held for sale, home improvement loans, and home equity loans totaled $78.3 million, or 49.3% of the Company's gross loan portfolio. Of such loans, $7.2 million were secured by nonowner-occupied investment properties.

         At June 30, 2004, $65.7 million, or 69.5% of the Company's residential and commercial real estate loan portfolio was comprised of fixed-rate mortgage loans and $28.9 million or 30.5% of the Company's residential and commercial real estate loan portfolio was comprised of adjustable-rate mortgage loans.

         The Company's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings. Such loans generally range in size from $100,000 to $500,000. At June 30, 2004, the Company had $0.4 million of multi-family residential real estate loans, which amounted to 0.3% of the Company's loan portfolio at such date. Multi-family real estate loans either are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a three or five year note maturity, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property.

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

         CONSTRUCTION LENDING. The Bank also offers residential and commercial construction loans and land acquisition and development loans. Residential construction loans are offered to individuals who are having their primary or secondary residence built, as well as to local builders to construct single-family dwellings. Residential construction advances are made on a stage of completion basis. Generally, loans to owner/occupants for the construction of residential properties are originated in conjunction with the permanent mortgage on the property. The term of the construction loans is normally from six to 18 months and has a variable interest rate, which is normally up to 2% above the prime interest rate. Upon completion of construction, the permanent loan rate will be set at the interest rate offered by the Bank on that loan product not sooner than 60 days prior to completion. Interest rates on residential loans to builders are set at the prime interest rate plus a margin of 0.5% to 2.0% as may be adjusted from time to time. Interest rates on commercial construction loans and land acquisition and development loans are based on the prime rate plus a negotiated margin of between 0.5% and 2.0% and adjust from time to time, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At June 30, 2004, $6.5 million, or 4.1%, of the Company's loan portfolio consisted of construction loans.

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

         COMMERCIAL REAL ESTATE LENDING. The Company's commercial real estate loan portfolio consists of loans to finance the acquisition of small office buildings, shopping centers and commercial and industrial buildings. Such loans generally range in size from $100,000 to $1,500,000. At June 30, 2004, the Company had $16.5 million of commercial real estate loans, which amounted to 10.4% of the Company's gross loan portfolio at such date. Commercial real estate loans are typically originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a maturity generally of three to five years, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its commercial real estate lending to borrowers within its market area or with which it has had prior experience. The Company seeks to expand commercial real estate lending.

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

         CONSUMER LENDING. The consumer loans currently in the Company's loan portfolio consist of home improvement loans, home equity loans, loans secured by savings deposits and overdraft protection for checking accounts and other consumer loans. At June 30, 2004, consumer and other loans totaled $14.5 million, or 9.1% of the Company's gross loan portfolio.

         In July 1995, the Company instituted a home improvement loan program. Such loans are made to finance a variety of other home improvement projects, such as replacement windows, siding and room additions. The Company's policy is to originate home improvement loans throughout Maryland, except for the western portion of the state, and northern Virginia, Delaware and Southern Pennsylvania. While the Company originates some home improvement loans on a direct basis, most of the home improvement loans in the Company's portfolio are originated on an indirect basis through the Company's relationships with selected independent contractors. The Company's underwriting policies apply to all home improvement loans whether or not directly originated by the Company. Home improvement loans generally have terms ranging from three to 15 years and have fixed interest rates. Home improvement loans are made on both secured and unsecured bases. However, the majority of home improvement loans with a principal loan amount over $10,000 or which have a term longer than 84 months are made on a secured basis with loan-to-value ratios up to 80% or 90%, depending on the type of project financed. At June 30, 2004, home improvement loans amounted to $8.1 million, or 5.1% of the Company's loan portfolio, with $1.2 million of such loans being secured by real estate.

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

         At June 30, 2004, the Company's commercial loans totaled $21.9 million, or 13.8% of the Company's loan portfolio. This commercial lending program employs many of the alternative financing and guarantee programs available through the U.S. Small Business Administration and other state and local economic development agencies.

         The Bank originates commercial business loans to small and medium-sized businesses in its market area. The Bank's commercial business loans may be structured as term loans or as lines of credit. The Bank's commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used commercial business assets or for short-term working capital. Such loans generally are secured by business assets and, if possible, cross-collateralized by a real estate lien, although commercial business loans are sometimes granted on an unsecured basis. Such loans are generally made for terms of seven years or less, depending on the purpose of the loan and the collateral. Interest rates on commercial business loans and lines of credit are either fixed for the term of the loan or adjusted periodically with the prime rate as stated in the "Wall Street Journal", plus a negotiated margin. Generally, commercial business loans are made in amounts ranging between $10,000 and $1.5 million.

         The Bank underwrites its commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings and the Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least two years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. For loans with maturities exceeding one year, the Bank requires that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

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

         Commercial business loans are often larger and may involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks through its underwriting guidelines, which require that the loan be supported by adequate cash flow of the borrower, profitability of the business, collateral and personal guarantees of the individuals in the business. In addition, the Bank generally limits this type of lending to its market area and to borrowers with which it has prior experience or who are otherwise well known to the Bank.

         The Company offers loans to finance lease transactions, secured by the lease and the underlying equipment, to businesses of various size through its subsidiary, Prime Business Leasing. In extending the financing in a commercial lease transaction, the Company reviews the borrower's financial statements, credit reports, tax returns and other documentation. Generally, commercial lease financing is made in amounts ranging between $3,000 and $120,000 with terms of up to five years and carry fixed interest rates. At June 30, 2004, commercial lease finance transaction loans totaled $21.2 million, or 13.3% of the Company's loan portfolio.

         LOAN FEES AND SERVICING. The Company receives fees in connection with late payments and for miscellaneous services related to its loans. The Company also charges fees in connection with loan originations typically up to 3 points (one point being equal to 1% of the loan amount) on real estate loan originations. The Company generally does not service loans for others. The Company has sold participating interests on residential, commercial real estate and commercial business loans to other local financial institutions. At June 30, 2004, the Company was servicing these participation interests for others totaling approximately $5.7 million.

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

         Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management's judgment there is no doubt as to full collectibility of principal and interest. At June 30, 2004, all loans past due more than 90 days were on nonaccrual. Consumer loans are generally charged off after they become more than 90 days past due. All other loans are charged off when management concludes that they are uncollectible. See Notes 1 and 4 of the Notes to Consolidated Financial Statements.

         Real estate acquired by the Company as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. Any required write-down of the loan to its fair value upon foreclosure is charged against the allowance for loan losses. See Notes 1 and 4 of the Notes to Consolidated Financial Statements.

INVESTMENT ACTIVITIES

         GENERAL. The Company makes investments in order to maintain the levels of liquid assets preferred by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The investment activities of the Company consist primarily of investments in mortgage-backed securities and other investment securities. Typical investments include federally sponsored agency mortgage pass-through, federally sponsored agency debt securities, U.S. treasury obligations and investment grade corporate securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Company's investment policy. The Company performs analyses on securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Senior management and the Company's Asset/Liability Management Committee have limited authority to sell investment securities and purchase comparable investment securities with similar characteristics. The Board of Directors reviews all securities transactions on a monthly basis.

         Under applicable accounting rules, investment securities classified as held-to-maturity are recorded at amortized cost and those classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At June 30, 2004, the Company's entire portfolio of investment securities was classified as available for sale and had an aggregate carrying value of $29.2 million and an unrealized net loss after tax of $0.4 million. Management of the Company currently does not anticipate that the presence of unrealized losses in the Company's portfolio of investment securities and mortgage-backed securities is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

         GENERAL. Deposits are the primary source of the Company's funds for lending, investment activities and general operational purposes. In addition to deposits, the Company derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a long-term basis for general operational purposes. The Bank may borrow from the FHLB of Atlanta and the Bankers Bank in Atlanta, Georgia.

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

         BORROWINGS. While savings deposits historically have been the primary source of funds for the Company's lending, investments and general operating activities, the Bank utilizes advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. At June 30, 2004, the Company had outstanding Federal Home Loan Bank of Atlanta advances of $20.9 million with an average rate of 4.13%. Additionally, the Bank has a $5.1 million line of credit, of which $0.0 was outstanding at June 30, 2004 with the Bankers Bank of Atlanta, Georgia. The Company, as the holding company of the Bank has a $2.5 million line of credit with The Bankers Bank of Atlanta, GA of which $2.0 is outstanding at June 30, 2004.

SUBSIDIARY ACTIVITIES

         The Bank has three subsidiaries, PFSL Holding Corp. ("PFSL"), which it formed in November 1995 to hold certain real estate owned at that time and which is currently inactive, Prime Business Leasing that was formed in October 1998 and is discussed under commercial lending and Patapsco Financial Services, Inc., which was formed in March 2000 in order to sell alternative investment products to the Company's customers.

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

         Management considers its market area for gathering deposits to be eastern Baltimore County, Baltimore City, and Harford County in Maryland. The Company originates loans throughout much of the Mid-Atlantic area. The Company attracts its deposits through its offices in Dundalk, Parkville, Carney, Baltimore City and Glen Arm primarily from the local community. Consequently, competition for deposits is principally from other commercial banks, savings institutions, credit unions, mutual funds and brokers in the local community. The Company competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff.

EMPLOYEES

         As of June 30, 2004, the Company had 62 full-time and 14 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Company's relationships with its employees to be good.

DEPOSITORY INSTITUTION REGULATION

         GENERAL. The Bank is a Maryland commercial bank and its deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank also is a member of the Federal Reserve System. The Bank is subject to supervision, examination and regulation by the State of Maryland Commissioner of Financial Regulation ("Commissioner"), the Federal Reserve Board, Maryland and federal statutory and regulatory provisions governing such matters as capital standards, mergers and establishment of branch offices, and it is subject to the FDIC's authority to conduct special examinations. The Bank is required to file reports with the Commissioner and the Federal Reserve Board concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

         As a federally insured depository institution, the Bank is subject to various regulations promulgated by the Federal Reserve Board, including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

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

         FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, the Gramm-Leach-Bliley Act ("G-L-B Act") was signed into law and which could have a far-reaching impact on the financial services industry. The G-L-B Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities permitted by bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies by firms, which are engaged in commercial activities, and limits the permissible activities of unitary holding companies formed after May 4, 1999.

         The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to nonaffiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, are required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, have promulgated implementing regulations that became effective in July 2001.

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

         The G-L-B Act contains a variety of other provisions, including a prohibition against ATM surcharges unless the customer has first received notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve.

         CAPITAL REQUIREMENTS. The Bank is subject to Federal Reserve Board capital requirements, as well as statutory capital requirements imposed under Maryland law. Federal Reserve Board regulations establish two capital standards for state-chartered banks that are members of the Federal Reserve System ("state member banks"): a leverage requirement and a risk-based capital requirement. In addition, the Federal Reserve may, on a case-by-case basis, establish individual minimum capital requirements for a bank that vary from the requirements that would otherwise apply under Federal Reserve Board regulations. A bank that fails to satisfy the capital requirements established under the Federal Reserve Board's regulations will be subject to such administrative action or sanctions as the Federal Reserve Board deems appropriate.

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

                                                                                                    Regulatory
                                                                                                    Requirements
                                                                                Regulatory          To Be Well
                                                                               Requirements       Capitalized Under
                                                                                For Capital       Prompt Corrective
                                                      Actual                 Adequacy Purposes    Action Provisions
                                               --------------------       --------------------   ------------------
                                               Amount         Ratio       Amount         Ratio   Amount       Ratio
                                               ------         -----       ------         -----   ------       -----
                                                                        (Dollars in thousands)

As of June 30, 2004:
 Total Capital (to Risk Weighted Assets)....   $15,138        12.08%     $10,026         8.00%   $ 12,533     10.00%
 Tier 1 Capital (to Risk Weighted Assets)...    14,202        11.33        5,013         4.00       7,520      6.00
 Tier 1 Capital (to Average Assets).........    14,202         6.82        8,325         4.00      10,407      5.00

As of June 30, 2003:
 Total Capital (to Risk Weighted Assets)....   $14,416        14.58 %    $ 7,912         8.00%   $  9,890     10.00%
 Tier 1 Capital (to Risk Weighted Assets)...    13,277        13.43        3,956         4.00       5,934      6.00
 Tier 1 Capital (to Average Assets).........    13,277         8.56        6,205         4.00       7,756      5.00


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

         Federal banking regulators have adopted regulations implementing the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, an institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the depository institution has a composite 1 CAMELS rating). An "undercapitalized institution" is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a depository institution that has:
(i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as a depository institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain mortgage servicing rights. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. At June 30, 2004, the Bank was classified as well capitalized under Federal Reserve regulations.

         SAFETY AND SOUNDNESS GUIDELINES. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The federal banking agencies, including the Federal Reserve Board, have released Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. In addition, a depository institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets, as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank meets substantially all the standards adopted in the interagency guidelines.

         FEDERAL HOME LOAN BANK SYSTEM. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at June 30, 2004 of $1.4 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance and small businesses and small farms and small agri-businesses. At June 30, 2004, the Bank had $20.9 million in advances outstanding from the FHLB of Atlanta.

         FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of over $6.0 million up to $42.1 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2004, the Bank met its reserve requirements.

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

         FDIC regulations provide that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, would not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under FDIC regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that, in considering applications that must be submitted to it by savings banks, the FDIC will take into account whether the savings bank meets the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly-rated state non-member banks.

         DIVIDEND RESTRICTIONS. The Bank's ability to pay dividends is governed by the Maryland General Corporation Law, Maryland law relating to financial institutions and the regulations of the Federal Reserve Board. Under the Maryland General Corporation Law, dividends may not be paid if, after giving effect to the dividend: (i) the corporation would not be able to pay the indebtedness of the corporation as the indebtedness becomes due in the normal course of business; or (ii) the corporation's total assets would be less than the sum of the corporation's total liabilities plus, unless the articles of incorporation permits otherwise, the amount needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the dividend. Under Maryland law relating to financial institutions, if the surplus of a commercial bank at any time is less than 100% of its capital stock, then, until the surplus is 100% of the capital stock, the commercial bank: (i) must transfer to its surplus annually at least 10% of its net earnings; and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings.

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

         LIMITS ON LOANS TO ONE BORROWER. The Bank has chosen to be subject to federal law with respect to limits on loans to one borrower. Generally, under federal law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed 15% of the unimpaired capital and surplus of the commercial bank. The Bank's lending limit to one borrower as of June 30, 2004 was $2.6 million.

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

         State member banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. ss. 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval by the board of directors of a depository institution for extension of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credit to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

         PATRIOT ACT. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

         SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOX") was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contained provisions which amend the Securities Exchange Act of 1934, as amended (the "Act") and provisions which directed the SEC to promulgate rules. The resultant law and regulations under the Act as of the time of this annual report are set forth in the following paragraphs. SOX provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), which will enforce auditing, quality control and independence standards for firms that audit Securities and Exchange Commission ("SEC")-reporting companies and will be funded by fees from all SEC-reporting companies. SOX imposed higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

TAXATION

         For fiscal year 2004, the Company's maximum federal income tax rate was 34%. The Company and the Bank, together with the Bank's subsidiary, to date have not filed a consolidated federal income tax return for the fiscal year ended June 30, 2004. The Company has had no material tax liability through June 30, 2004.

         Certain bad debt reserves of approximately $2,561,000 deducted from income for federal income tax purposes and included in retained earnings of
Patapsco, are not available for the payment of cash dividends or other distributions to stockholders without payment of taxes at the then-current tax rate by Patapsco, on the amount removed from the reserves for such distributions. The unrecorded deferred income tax liability on the above amount was approximately $998,000.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         The following table sets forth the location and certain additional information regarding the Bank's offices at June 30, 2004.

                                                                          Book Value at
                                          Year           Owned or           June 30,           Approximate
                                         Opened           Leased             2004            Square Footage
                                         ------          --------        -------------       --------------
                                                                     (Dollars in thousands)
Headquarters and Branch Office
1301 Merritt Boulevard
Dundalk, Maryland 21222                   1970            Owned              $541                 9,600

Branch Office
8705 Harford Road
Baltimore, Maryland 21234                 1923            Owned              $ 92                   750

Branch Office
1844 E. Joppa Road
Baltimore, Maryland 21234                 1983            Leased             $  8                 3,150

Branch Office
7802 Harford Road
Baltimore, Maryland 21234                 1979            Owned              $281                 2,000


Branch Office
821 W. 36th Street
Baltimore, Maryland 21211                 1988            Owned              $124                 1,100

Branch Office
12128 Long Green Pike
Glen Arm, Maryland 21057                  1988            Leased             $  8                 1,400

Administrative Center
8005 Harford Road
Baltimore, Maryland 21234                 1998            Leased             $ 12                 2,900


         The book value of the Bank's investment in premises and equipment totaled $1.6 million at June 30, 2004. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2004, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiary is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

         The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 2004 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

         No repurchases of the Company's common stock were repurchased in the year ended June 30, 2004.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1 through 22 in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

         The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report contained on pages 23 through 48 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         On January 2, 2004, Anderson Associates LLP ("Anderson") announced that it was joining Beard Miller to become the Baltimore office of Beard Miller. As a result, on January 2, 2004, Anderson resigned as independent auditors of the Company. On January 8, 2004, the Company engaged Beard Miller as its successor independent audit firm. The Company's engagement of Beard Miller was approved by the Company's Audit Committee on January 8, 2004.

         Anderson served as the Company's independent accountants to audit the Company's consolidated financial statements as of and for the fiscal years ended June 30, 2003 and 2002. Anderson's reports on the Company's consolidated financial statements as of and for the years ended June 30, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Company's fiscal years ended June 30, 2003 and 2002 and the subsequent interim period from July 1, 2003 through January 2, 2004, there were no disagreements with Anderson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Anderson, would have caused Anderson to make reference to the subject matter of the disagreements in their report on the financial statements for such years.

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


                                    PART III

ITEM 9. DIRECTORS' AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT
-------------------------------------------------------------------

         For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I--Election of Directors" in the Company's Proxy Statement is incorporated herein by reference.

CODE OF ETHICS

         The Company has adopted a written code of ethics, which applies to our senior financial officers. The Company intends to disclose any changes or waivers from our Code of Ethics applicable to any senior financial officers on our website at http://www.patapscobank.com or in a report on Form 8-K. A copy of the Code of Ethics is available, without charge, upon written request to Theodore C. Patterson, Corporate Secretary, Patapso Bancorp, Inc., 1301 Merritt Boulevard, Dundalk, Maryland 21222-2194.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

         The information contained under the sections captioned "Proposal I -- Election of Directors -- Executive Compensation," "-- Director Compensation," and "-- Employment Agreements" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
RELATED STOCKHOLDER   MATTERS
-----------------------------

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

                                                (a)                           (b)                             (c)
                                                                                                Number of securities remaining
                                     Number of securities to be                                 available for future issuance
                                      issued upon exercise of       Weighted-average exercise     under equity compensation
                                        outstanding options,          price of outstanding       plans (excluding securities
                                          warrants & rights       options, warrants and rights     reflected in column (a))
                                          -----------------       ----------------------------     ------------------------

Equity compensation plans
  approved by security holders                197,898                         $5.40                         8,562

Equity compensation plans not
  approved by security holders                 40,146                          NA                             0
                                              -------                                                       -----
       Total                                  238,044                                                       8,562


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
               ----------------------------------------------

         (1)   FINANCIAL  STATEMENTS.   The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

               Independent Auditors' Report
               Consolidated Statement of Financial Condition as of June 30, 2004 and 2003
               Consolidated Statements of Income for the Years Ended June 30, 2004 and 2003
               Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2004 and 2003
               Consolidated Statements of Cash Flows for the Years Ended June 30, 2004 and 2003
               Notes to Consolidated Financial Statements

         (2)   EXHIBITS. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and also constitutes the Exhibit Index.

          NO.     DESCRIPTION
          ---     -----------

*****    3.1      Articles of Incorporation of Patapsco Bancorp, Inc. and Articles Supplementary
******   3.2      Bylaws of Patapsco Bancorp, Inc., as amended
**       4        Form of Common Stock Certificate of Patapsco Bancorp, Inc.
***     10.1      Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan
***     10.2      Patapsco Bancorp, Inc. Management Recognition Plan
*       10.3(a)   Employment  Agreement  between  Patapsco  Federal  Savings  and Loan  Association  and  Joseph J.
                  Bouffard
*       10.3(b)   Employment Agreement between Patapsco Bancorp, Inc. and Joseph J. Bouffard
*       10.4(a)   Severance Agreement between Patapsco Federal Savings and Loan Association and John McClean
*       10.4(b)   Severance Agreement between Patapsco Bancorp, Inc. and John McClean





*       10.5      Patapsco Federal Savings and Loan Association Retirement Plan for Non-Employee Directors
******  10.6      Patapsco Federal Savings and Loan Association Incentive Compensation Plan, as amended
*       10.7      Deferred  Compensation  Agreements between Patapsco Federal Savings and Loan Association and each of Directors McGowan and Patterson
****    10.9      The Patapsco Bank Retirement Plan for Non-Employee Directors
*****   10.10     Patapsco Bancorp, Inc. 2000 Stock Option and Incentive Plan
*****   10.11     Severance  Agreements  between Patapsco  Bancorp,  Inc. and Michael J. Dee and Frank J.
                  Duchacek, Jr.
******  10.12     Patapsco Bancorp, Inc. Cash Deferred Compensation Plan
        13        2004 Annual Report to Stockholders
        21        Subsidiaries of the Registrant
        23        Consent of Beard Miller Company LLP
        31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
        31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
        32        Certification pursuant to 18 U.S.C. Section 1350

------------

*      Incorporated  herein  by  reference  from the  Company's  Registration  Statement  on Form  SB-2
       (File  No. 33-99734).
**     Incorporated herein by reference from the Company's Registration Statement on Form 8-A
       (File No. 0-28032).
***    Incorporated  herein by reference  from the  Company's  Annual Report on Form 10-KSB for the year ended June 30, 1996 (File No. 0-28032).
****   Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 (File No. 0-28032).
*****  Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000 (File No. 0-28032).
****** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002 (File No. 0-28032).
****** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003 (File No. 0-28032).

       (b)    REPORTS ON FORM 8-K
              -------------------

              The Company  filed the  following  Current  Report on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2004:

                  DATE OF REPORT            ITEM(S) REPORTED           FINANCIAL STATEMENTS FILED
                  --------------            ----------------           --------------------------

                  April 2, 2004                   2, 7                          No
                  June 15, 2004                   [Amended] 7                   Yes (1)
                  June 21, 2004                   5,7                           No
-------------

(1)    The following financial statements were filed with the Company's Current Report on Form 8-K dated June
       15, 2004:

       Consolidated Financial Statements of Parkville Federal Savings Bank as of December 31, 2003 and 2002 and
           for each of the years in the two-year period ended December 31, 2003.

       Unaudited Pro Forma Condensed Combined Statement of Financial Condition of Patapsco Bancorp, Inc. as of
           March 31, 2004.

       Unaudited Pro Forma Condensed Combined Statements of Operations of Patapsco Bancorp, Inc. for the year ended June 30, 2003 and the nine months ended March 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

       The information required by this item is incorporated herein by reference to the section captioned "Audit and Other Fees Paid to Independent Accountant" in the Proxy Statement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               PATAPSCO BANCORP, INC.

September 22, 2004
                                                                By: /s/ Joseph J. Bouffard
                                                                    -----------------------------------------------
                                                                    Joseph J. Bouffard
                                                                    President and Chief Executive Officer
                                                                    (Duly Authorized Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph J. Bouffard                                                 September 22, 2004
-----------------------------------------------------
Joseph J. Bouffard
President, Chief Executive Officer
  and Director
(Principal Executive Officer)


/s/ Michael J. Dee                                                     September 22, 2004
-----------------------------------------------------
Michael J. Dee
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)


/s/ Thomas P. O'Neill                                                  September 22, 2004
-----------------------------------------------------
Thomas P. O'Neill
Chairman of the Board


/s/ Theodore C. Patterson                                              September 22, 2004
-----------------------------------------------------
Theodore C. Patterson
Director and Secretary


-----------------------------------------------------
Douglas H. Ludwig
Director


/s/ Nicole N. Glaeser                                                  September 22, 2004
-----------------------------------------------------
Nicole N. Glaeser
Director


/s/ William R. Waters                                                  September 22, 2004
-----------------------------------------------------
William R. Waters
Director


/s/ Gary R. Bozel                                                      September 22, 2004
-----------------------------------------------------
Gary R. Bozel
Director

                                                                       September 22, 2004
/s/ J. Thomas Hoffman
-----------------------------------------------------
J. Thomas Hoffman
Director