Form 10QSB
period 2004-09-30
PATAPSCO BANCORP INC
filed 2004-11-15
CIK 1003961

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10 - QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐	Transition Report Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 0-28032

PATAPSCO BANCORP, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Maryland	52-1951797
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 Merritt Boulevard, Dundalk, Maryland 21222-2194

(Address of Principal Executive Offices)

(410) 285-1010

Issuer’s Telephone Number, Including Area Code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 10, 2004, the issuer had 1,399,032 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

($ in thousands except for per share data)	September 30 2004	June 30, 2004
Assets
Cash:
On hand and due from banks	$5,031	$6,253
Interest bearing deposits in other banks	3,449	7,436
Federal funds sold	4,620	4,455

Cash & Cash equivalents	13,100	18,144
Time Deposits in other financial institutions	823	990
Investment securities available for sale	15,253	16,117
Mortgage-Backed Securities available for sale	12,647	13,110
Loans receivable, net	151,849	151,413
Investment in securities required by law, at cost	1,493	1,760
Property and equipment, net	1,612	1,615
Goodwill and other intangible assets	3,445	3,457
Accrued interest and other assets	3,976	4,010

Total assets	$204,198	$210,616

Liabilities and Stockholders’ Equity

Liabilities:
Non interest bearing deposits	$11,154	$10,989
Interest bearing deposits	152,489	157,143
Accrued expenses and other liabilities	2,237	3,204
Long Term Debt	21,400	22,900

Total liabilities	187,280	194,236

Temporary Equity – ESOP Shares subject to put option	1,298	1,404

Stockholders’ equity:
Preferred Stock-Series A Noncumulative Convertible Perpetual $0.01 par value authorized 1,000,000 shares with a liquidation preference of $25 per share; 94,079 and 98,090 shares outstanding	1	1
Additional paid-in-capital	2,376	2,454
Common stock $0.01 par value: authorized 4,000,000 shares: issued and outstanding 1,399,032 and 1,386,615 shares, respectively	14	14
Additional paid-in capital	4,282	4,098
Deferred Compensation – Rabbi Trust	(78)	(78)
Obligation under Rabbi trust	250	250
Retained earnings substantially restricted	8,802	8,592
Accumulated other comprehensive loss, net of taxes	(27)	(355)

Total stockholders’ equity - permanent	15,620	14,976

Total stockholders’ equity – incl. Temporary Equity	16,918	16,380

Total liabilities and stockholders’ equity	$204,198	$210,616

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

($ in thousands except for per share data)	For Three Months Ended September 30
	2004	2003
Interest income:
Loans receivable	$2,658	$2,177
Investment securities	128	94
Mortgage-backed securities	143	270
Federal funds sold and other investments	36	36

Total interest income	2,965	2,577

Interest expense:
Deposits	703	650
Long-term debt	234	309

Total interest expense	937	959

Net interest income	2,028	1,618
Provision for losses on loans	35	42

Net interest income after provision for losses on loans	1,993	1,576

Non-interest income:
Fees and service charges	97	94
Net gain on sale of loans held for sale	—	10
Other	33	14

Total non-interest income	130	118

Non-interest expenses:
Compensation and employee benefits	956	704
Insurance premiums	27	18
Professional fees	80	77
Equipment expense	59	45
Net occupancy costs	81	53
Advertising	51	31
Data processing	60	53
Amortization of Core Deposit Intangible	12	—
Other	276	149

Total noninterest expense	1,602	1,130

Income before provision for income taxes	521	564
Provision for income taxes	187	210

Net Income	$334	$354

Preferred dividends declared	44	47

Net Income available to common stockholders	$290	$307

Basic earnings per share	$0.20	$0.22

Net Income	$334	$354

Diluted earnings per share	$0.17	$0.18

Cash dividends paid per common share	$0.053	$0.047

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

($ in thousands)	For Three Months Ended September 30,
	2004	2003
Net income	$334	$354
Unrealized net holding (losses)/gains on available-for-sale portfolios, net of taxes of $205 and $166	328	(276)

Comprehensive income	$662	$78

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)	For Three Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$334	$354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60	50
Provision for losses on loans	35	42
Proceeds from sale of loans available for sale	—	1,195
Disbursements on loans held for sale	—	(1,185)
Gain from sale of loans held for sale	—	(10)
Amortization of premiums and discounts, net	44	3
Deferred loan origination fees, net of costs	(23)	(44)
Amortization of core deposit intangible	12	—
Increase in accrued interest and other assets	(171)	(1,530)
Decrease in accrued expenses and other liabilities	(971)	(819)

Net cash used in operating activities	(680)	(1,944)

Cash flows from investing activities:
Loan principal disbursements, net of repayments	(452)	4,109
Maturity of investment security available for sale	1,000	—
Purchase of investment securities available for sale	—	(5,013)
Purchase of mortgage-backed securities available for sale	—	(10,200)
Purchase of investment securities required by law	—	(518)
Redemption of investment securities required by law	267	—
Proceeds from maturing time deposit investment	100	—
Purchase of property and equipment	(57)	(66)
Principal repayment on mortgage-backed securities available-for-sale	836	4,518

Net cash provided by (used) in investing activities	1,694	(7,170)

Cash flows from financing activities:
Net decrease in deposits	(4,438)	(663)
Proceeds from long-term borrowings	—	10,000
Payments of long-term borrowings	(1,500)	—
Cash received from exercise of stock options	—	39
Dividends paid	(120)	(113)

Net cash (used in) provided by financing activities	(6,058)	9,263

Net increase (decrease) in cash and cash equivalents	$(5,044)	$149
Cash and cash equivalents at beginning of period	18,144	13,724

Cash and cash equivalents end of period	$13,100	$13,873

Supplemental information:
Interest paid on deposits and borrowed funds	$897	$959
Income taxes paid	25	2

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Principles of Consolidation

The consolidated financial statements include the accounts of Patapsco Bancorp, Inc. (“the Company”) and its wholly-owned subsidiary, The Patapsco Bank (“the Bank”). The Patapsco Bank’s wholly owned subsidiary is Prime Business Leasing. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2: The Patapsco Bank

The Bank is regulated by The Federal Reserve Bank of Richmond (“the Federal Reserve Bank”) and The State of Maryland. The primary business of the Bank is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans, consumer loans and commercial business loans. The Bank competes with other financial and mortgage institutions in attracting and retaining deposits and originating loans.

Note 3: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Bank’s Annual report of form 10-KSB for the year ended June 30, 2004.

Note 4: Cash and Cash Equivalents

Cash equivalents include short-term investments with an original maturity of 90 days or less which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates fair value.

Note 5: Regulatory Capital Requirements

At September 30, 2004, the Bank and the Company met each of the three minimum regulatory capital requirements. The following table summarizes the Company’s regulatory capital position at September 30, 2004.

($ in thousands)	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$14,207	11.10%	$10,244	8.00%	NA

Tier 1 Capital (to Risk Weighted Assets)	$13,270	10.36%	$5,122	4.00%	NA

Tier 1 Capital (to Average Assets)	$13,270	6.55%	$8,106	4.00%	NA

The following table summarizes the Bank’s regulatory capital position at September 30, 2004 (in thousands).

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$15,725	12.30%	$10,228	8.00%	$12,785	10%

Tier 1 Capital (to Risk Weighted Assets)	$14,788	11.57%	$5,114	4.00%	$7,671	6%

Tier 1 Capital (to Average Assets)	$14,788	7.36%	$8,034	4.00%	$10,042	5%

Note 6 Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
($ in thousands except for per share data)	Basic	Diluted	Basic	Diluted
Net Income	$334	$334	$354	$354
Preferred Stock Dividends	44	—	47	—

Net Income Available to Common	$290	$334	$307	$354

Weighted average shares outstanding	1,426	1,426	1,426	1,426

Diluted Securities:
Preferred Stock		379		434
Options		115		92

Adjusted Weighted Average Shares	1,426	1,921	1,426	1,953

Per Share Amount	$0.20	$0.17	$0.22	$0.18

Per share amounts have been adjusted for stock dividends and the three for one stock split in the form of a 200% stock dividend declared in June 2004.

Note 7: Goodwill and Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets” requires that goodwill no longer be amortized, but rather that it be tested for impairment on an annual basis at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as purchased customer accounts, are required to be amortized over their estimated lives. Other intangible assets are amortized using the straight-line method over estimated useful lives of 10 years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired.

Note 8: Stock Options

SFAS No. 148, “Accounting for Stock-Based Compensation”, requires the Company to make certain disclosures as if the fair value method of accounting had been applied to the Company’s stock option grants made subsequent to 1994. Accordingly, no stock option based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 148.

($ in thousands except for per share data)	Three Months Ended
	09/31/04	09/31/03
Net Income as reported	$334	$354
Amounts recognized as expense in financial statements	—	38
Deduct: Total stock option based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	(45)

Proforma Net Income	$327	$347

Earnings per share:

Basic - as reported	$0.20	$0.22
Basic – pro forma	0.20	0.21

Diluted – as reported	$0.17	$0.18
Diluted – pro forma	0.17	0.18

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $964,000 of standby letters of credit as of September 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2004 for guarantees under standby letters of credit issued is not material.

Note 10: Business Combination

On April 1, 2004, The Patapsco Bank acquired Parkville Federal Savings Bank (Parkville), a federally chartered savings bank. Holders of outstanding shares of Parkville received $62.51 per share in cash for each common share owned. Total consideration paid was $4.2 million.

The combination was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition, April 1, 2004. The Company recorded premiums of $674,000 on assets and $364,000 on liabilities and discounts of $144,000 on assets and $0 on liabilities. Fair value adjustments on the assets and liabilities purchased are being amortized over the estimated lives of the related assets and liabilities. The net effect of the amortization and accretion of premiums and discounts on net income before taxes for fiscal 2004 and the quarter ended September 30, 2004 was $20,000 and $13,000, respectively. A core deposit intangible of $516,000 was recognized and is being amortized over ten years. The excess of the purchase price over the estimated fair value of the underlying net assets of $1.1 million was allocated to goodwill.

The following unaudited pro forma condensed consolidated financial information reflects the results of operations of the Company for the year ended June 30, 2004 and the quarter ended September 30, 2003 as if the transaction had occurred at the beginning of each period presented. These pro forma results are not necessarily indicative of what the Company’s results of operations would have been had the acquisition actually taken place at the beginning of each period presented.

(in thousands except for per share data)	Year Ended June 30, 2004	Three Months Ended September 30, 2003
Net Interest Income	$7,930	$1,989
Net Income	1,609	387
Diluted Net Income per share	$0.85	$0.20

Note 11: Recent Accounting Pronouncement

On March 31, 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-1, “ The Meaning of Other –Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-1”), which provides guidance on recognizing other-than-temporary impairments on certain investments. EITF 03-1 is effective for other-than temporary impairment evaluations for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-01. This delay will be superseded concurrent with the final issuance of EITF 03-01a. During the delay, the Company continues to apply the relevant “other-than temporary” guidance under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s results of operations depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other investments, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and advances from the Federal Home Loan Bank of Atlanta. The net interest income earned on interest-earning assets (“net interest margin”) and the ratio of interest-earning assets to interest-bearing liabilities have a significant impact on net interest income. The Company’s net interest margin is affected by regulatory, economic and competitive factors that influence interest rates, loan and deposit flows. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities. To a lesser extent, the Company’s results of operations are also affected by the amount of its noninterest income, including loan fees and deposit service charges, and levels of noninterest expense, which consists principally of compensation and employee benefits, insurance premiums, professional fees, equipment expense, occupancy costs, advertising, data processing and other operating expenses.

The Company’s operating results are significantly affected by general economic and competitive conditions, in particular, changes in market interest rates, government policies and actions taken by regulatory authorities. Lending activities are influenced by general economic conditions, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the level of personal income and savings in the Company’s market area.

Forward-Looking Statements

When used in this Form 10-QSB, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. These estimates, assumptions and judgments are necessary when financial instruments are required to be recorded at fair value or when the decline in the value of an asset carried on the balance sheet at historic cost requires an impairment write-down or a valuation reserve to be established.

The allowance for loan losses (“allowance”) represents an amount, that in the judgment of management, will be adequate to absorb probable losses on outstanding loans and leases that may become uncollectible. The allowance represents an estimate made based upon two principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No.5 “Accounting for Contingencies”, that requires losses to be accrued when their occurrence is probable and estimable, and (2) SFAS No. 114 “Accounting by Creditors for Impairment of a Loan”, that requires losses be accrued when it is probable that the lender will not collect all principal and interest due under the original term of the loan. The adequacy of the allowance is determined through careful evaluation of the loan portfolio. This determination is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of the current economic environment that may be subject to change. Loans and leases deemed uncollectible are charged against the allowance and recoveries of previously charged-off amounts are credited to it. The level of the allowance is adjusted through the provision for loan losses that is recorded as a current period expense.

The methodology for assessing the appropriateness of the allowance includes a specific allowance, a formula allowance and a nonspecific allowance. The specific allowance is for risk rated credits on an individual basis. The formula allowance reflects historical losses by credit category. The nonspecific allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the specific allowance or the formula allowance. The factors used in determining the nonspecific allowance include trends in delinquencies, trends in volumes and terms of loans, the size of loans relative to the allowance, concentration of credits, the quality of the risk identification system and credit administration and local and national economic trends.

In accordance with the provisions of Statement of Financial Accounting Standards No. 114, Accounting for Creditors for Impairment of a Loan, as amended by Statement 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (collectively referred to as “Statement 114”), Patapsco determines and recognizes impairment of certain loans. A loan is determined to be impaired when, based on current information and events, it is probable that Patapsco will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if Patapsco expects to collect all amounts due, including past-due interest. Patapsco generally considers a period of delay in payment to include delinquency up to and including 90 days. Statement 114 requires that impaired loans be measured at the present value of its expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Statement 114 is generally applicable for all loans except large groups or smaller-balance homogeneous loans that are evaluated collectively for impairment, including residential first and second mortgage loans and consumer installment loans. Impaired loans are therefore generally comprised of commercial mortgage, real estate development, and certain restructured residential loans. In addition, impaired loans are generally loans which management has placed in non-accrual status since loans are placed in non-accrual status on the earlier of the date that management determines that the collection of principal and/or interest is in doubt or the date that principal or interest is 90 days or more past-due.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of the probable losses in the loan and lease portfolio can vary significantly from amounts that actually occur.

SFAS No. 148, “Accounting for Stock-Based Compensation”, requires the Company to make certain disclosures as if the fair value method of accounting had been applied to the Company’s stock option grants made subsequent to 1994. Accordingly, no stock option based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Comparison of Financial Condition at September 30, 2004 and June 30, 2003

The Company’s assets decreased by $6.4 million, or 3.1% to $204.2 million at September 30, 2004 from $210.6 million at June 30, 2004. During the quarter ended September 30, 2004, the Company utilized cash on hand and cash generated by the securities portfolio to fund deposit outflow, pay-down of long-term debt and minimal loan growth. The Company allowed higher cost deposits to run-off in order to both allow some shrinkage in the balance sheet to bolster capital ratios and to manage interest expense. The capital ratios of both the Company and the Bank were reduced by the April 2004 purchase of Parkville Federal Savings Bank.

Interest-bearing deposits decreased $4.7 million or 3.0% to $152.5 million at September 30, 2004 from $157.1 million at June 30, 2004. Total borrowings have decreased by $1.5 million or 6.6% to $21.4 million at September 30,2004 from $22.9 million at June 30. Other liabilities, primarily escrow accounts for property taxes and insurance held for our mortgage customers decreased by $1.0 million or 30.2% to $2.2 million at September 30 from $3.2 million at June 30, 2004.

Comparison of Operating Results for the Quarter Ended September 30, 2004 and September 30, 2003

Net Income

The Company’s net income decreased by $20,000 or 5.6% to $334,000 for the quarter ended September 30, 2004 from $354,000 for the quarter ended September 30, 2003. The decrease in the Company’s net income during the three-month period was due to higher operating expenses offsetting higher net interest income and non-interest income.

Interest Income

Total interest income increased by $388,000 or 15.1% to $2.9 million for the quarter ended September 30, 2004 from $2.6 million for the quarter ended September 30, 2003. Higher average balances of interest earning assets, primarily a result of the Parkville acquisition increased interest income by $626,000 when compared to the quarter ended September 30, 2003. Lower rates on interest earning assets reduced interest income by $238,000. The yield on earning assets decreased by 45 basis points to 6.10% in the quarter ended September 30, 2004 compared to 6.55% in the quarter ended September 30, 2003.

Interest income on loans receivable increased by $481,000 or 22.1% to $2.7 million for the quarter ended September 30, 2004 from $2.2 million for the quarter ended September 30, 2003. The increase in interest income on loans receivable during the three-month period is due to the higher average balance of loans receivable offsetting a decrease in the average yield earned on the loan portfolio. During the three months ended September 30, 2004 as compared to the same period ended September 30, 2003 the average loans receivable balance increased by $42.1 million or 37.6% to $154.0 million from $111.9 million and the average yield decreased by 99 basis points to 6.90% from 7.89%. The increase in average loans receivable is primarily due to the Parkville acquisition.

Interest income on investment securities, including investments required by law, increased by $34,000 or 36.4% as the $8.5 million increase in the average balance was offset by a 129 basis point decrease in the yield earned on these securities.

Interest income on mortgage-backed securities decreased by $127,000 or 47.0% in the quarter ended September 30, 2004 to $143,000 from $270,000 in the quarter ended September 30, 2003 primarily due to the lower volumes resulting from sales and principal pay-downs.

Interest income on federal funds sold and other investments was flat at $36,000 as lower balances offset higher yields earned on these investments.

Interest Expense

Total interest expense decreased by $22,000 or 2.3% to $937,000 for the quarter ended September 30, 2004 from $959,000 for the quarter ended September 30, 2003 as higher average balances were offset by lower costs of liabilities. Interest expense on deposits increased by $53,000 or 8.1% to $703,000 as higher balances outstanding were somewhat offset by lower rates paid on deposits. Interest expense on borrowings decreased $75,000 or 24.2% due to the lower average balance of borrowings outstanding offsetting higher rates paid on borrowed money.

Net Interest Income

The Company’s net interest income increased by $410,000 or 25.4% to $2.0 million for the quarter ended September 30, 2004 from $1.6 million for the quarter ended September 30, 2003. The increase in net interest income during the comparable three-month period was primarily due to higher balances of interest earning assets. The Company’s net interest margin has increased from 4.11% in the quarter ended September 30, 2003 to 4.17% in the quarter ended September 30, 2004.

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to the Company’s average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and cost of liabilities for the periods and at the date indicated. Dividing income or expense by the average daily balance of assets or liabilities, respectively, derives such yields and costs for the periods presented. Average balances are derived from daily balances.

The table also presents information for the periods indicated with respect to the Company’s net interest margin, which is net interest income divided by the average balance of interest earning assets. This in an important indicator of commercial bank profitability. The net interest margin is affected by yields on interest-earning assets, the costs of interest-bearing liabilities and the relative amounts of interest earning assets and interest bearing liabilities. Another indicator of The Company’s net interest income is the interest rate spread, or the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

	Three months ended September 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$154,034	$2,658	6.90%	$111,908	$2,177	7.89%
Investment securities(2)	17,546	128	2.92	9,043	94	4.21
Mortgage-backed securities	12,950	143	4.42	25,588	270	4.28
Short-term investments and other interest-earning assets	9,886	36	1.44	13,080	36	1.13

Total interest-earning assets	194,416	2,965	6.10	159,619	2,577	6.55
Non-interest-earning assets	11,901			5,322

Total assets	$206,317			$164,941

Interest-bearing liabilities:
Deposits (3)	$153,720	$703	1.83	$112,187	650	2.35
Borrowings	21,514	234	4.35	30,190	309	4.09

Total interest-bearing liabilities	175,234	937	2.14	142,377	959	2.73

Non-interest-bearing liabilities	14,381			6,833

Total liabilities	189,615			149,210
Total Equity	16,702			15,731

Total liabilities and retained earnings	$206,317			$164,941

Net interest income		$2,028			$1,618

Net interest margin			4.17%			4.11%

Interest rate spread			3.96%			3.82%

Ratio of average interest-earning assets to average interest-bearing liabilities			110.95%			112.11%

(1)	Includes nonaccrual loans.
(2)	Includes investments required by law
(3)	Includes interest bearing escrow accounts

Provision For Loan Losses

Provision for Loan losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for loan losses. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance for loan losses is determined through a continuous review of the loan and lease portfolio and considers factors such as prior loss experience, type of collateral, industry standards, past due loans in the Company’s loan portfolio, current economic conditions, both national and local, and other factors unique to particular loans and leases. The Company’s management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio

The provision for loan losses was $35,000 in the quarter ended September 30, 2004, compared to $42,000 for the quarter ended September 30, 2003. The Company’s allowance for loan losses has decreased as a percentage of total loans outstanding to 0.61% at September 30, 2004 from 1.05% at June 30, 2004. The primary reason for this decrease is the purchase of Parkville in April 2004. The Parkville loan portfolio consisted almost entirely of first mortgage loans. The Company’s allowance for loan losses as a percentage of non-performing loans was 109.2% at September 30, 2004 as compared to 291.7% at June 30, 2004. The Company has concluded after analyzing the non-performing loan portfolio and the factors mentioned above, that the allowance is adequate.

The following table shows the activity in the allowance for loan losses.

	Three Months Ended September 30,
($ in thousands)	2004	2003
Allowance for loan losses, beginning of period	$936	1,139

Provision for loan losses	35	42

Loans Charged Off:
Consumer	33	31
Real Estate	0	0
Commercial	40	20

Total Charge-Offs	73	51
Recoveries:
Consumer	9	14
Real Estate	0	0
Commercial	30	14

Total Recoveries	39	28

Allowance for loan losses, end of period	$937	$1,158

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated.

	At Sept. 30,	At June 30,	At Sept. 30,
	2004	2004	2003
	(In thousands)
Loans accounted for on a non-accrual basis: (1)
Real estate:
Residential	$34	$—	$129
Commercial	325	—	—
Construction	—	—	—
Consumer	—	12	32
Commercial Loan/Lease	499	486	236

Total	$858	$498	$397

Accruing loans which are contractually past due 90 days or more	$—	$—	$—

Total	$—	$—	$—

Total non-performing loans	$858	$498	$397

Percentage of total loans	0.56%	0.33%	0.36%

Other non-performing assets (2)	$5	$—	$—

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.

(2)	Other non-performing assets represents property acquired by the Company through foreclosure or repossession. This property is carried at the lower of its fair market value less estimated selling costs or the principal balance of the related loan, whichever is lower.

At September 30, 2004, non-accrual loans consisted of one residential real estate loan totaling $34,000, two commercial loans totaling $436,000 of which $236,000 is guaranteed by the Small Business Administration, one owner occupied commercial real estate loan with a balance of $325,000 that has since been brought current and eleven commercial leases totaling $63,000.

Except as discussed below, the Company had no loans not classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. The Company has an additional $146,000 loan to the same borrower who has a $200,000 commercial loan on non-accrual. The loan not reported as non-accrual is current and is being paid as agreed. This loan is 75% guaranteed by the Small Business Administration. The Company is working closely with the borrower and a plan is being worked out to bring the non-accrual loan current. The Company also has a line of credit with a balance of $100,000 to a borrower whose $236,000 loan is listed above as a commercial non-accrual loan. This line of credit, that became 90 days delinquent and was placed on non-accrual status as of October 31, 2004, is secured with liquid collateral in the Company’s possession with a value of approximately $150,000. In the event of liquidation, the excess collateral on this loan will be applied to the un-guaranteed portion of the SBA term loan

Non-interest Income

The Company’s non-interest income consists of deposit fees, service charges, income from bank owned life insurance (BOLI) fees and gains on the sale of loans, securities and repossessed real estate. Total noninterest income increased by $12,000 or 10.2% to $130,000 for the quarter ended September 30, 2004 from $118,000 for the quarter ended September 30, 2003. The increase in non-interest income is primarily the result of the income from BOLI purchased in October 2003 which totaled $15,600 for the three months ended September 30, 2004.

Non-interest Expenses

Total non-interest expenses increased by $472,000 or 41.7% to $1.6 million for the quarter ended September 30, 2004 from $1.1 million for the quarter ended September 30, 2003. The majority of the increase is a result of the acquisition of Parkville in April 2004. The increase in the costs of regulatory compliance has also contributed to the overall increase in operating expenses.

Income Taxes

Income tax expense was $187,000 (or 35.89% of income before the provision for income taxes) and $210,000 (or 37.23% of income before the provision for income taxes) for the periods ended September 30, 2004 and 2003, respectively. The reduction in the effective income tax rates is attributable to the tax- free income on BOLI.

Liquidity and Capital Resources

An important component of the Company’s asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. The Company’s Asset/Liability Management Committee has established general guidelines for the maintenance of prudent levels of liquidity. The Committee continually monitors the amount and source of available liquidity, the time to acquire it and its cost. Management of the Company seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide lower rates of return, the Company’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At September 30, 2004, the Company’s cash on hand, interest-bearing deposits and Federal funds sold totaled $13.9 million. In addition, the Company has approximately $27.9 million of investment securities classified as available-for-sale, none of which are pledged.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $2.4 million and unused lines of credit of $7.1 million. Certificates of deposit that are scheduled to mature in less than one year at September 30, 2004 totaled $41.1 million. Historically, a high percentage of maturing deposits have remained with the Company.

The Company’s primary sources of funds are deposits and proceeds from maturing investment securities, principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of mortgage-backed securities and loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.

The Company’s primary sources of cash provided from investing activities during the three months ended September 30, 2004 were principal pay-downs in the mortgage-backed securities portfolios and proceeds from the maturing and redemption of investment securities. . The primary uses of funds in investing activities were loan disbursements and the purchase of property and equipment.

The Company’s primary use of cash in financing activities during the three months ended September 30, 2004 consisted of a $4.4 million decrease in deposits and the payoff of a $1.5 million borrowing.

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $559,000 for the payment of common and preferred dividends and debt service on a loan. The only source of funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the holding company from the bank is limited by the earnings of the bank.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	September 30, 2004	June 30, 2004
	(dollars in thousands)
Commitments to originate new loans	$2,445	$3,354
Undisbursed lines of credit	7,073	7,061
Financial standby letters of credit	964	964

As discussed in Note 5 - Regulatory Capital Requirements, the Company and the Bank exceeded all regulatory minimum capital requirements.

Contractual Obligations

The following table sets forth the company’s contractual obligations as of September 30, 2004:

	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
	( In thousands)
Time Deposits	$41,121	$21,742	$12,440	$3,487
Long-term borrowings	4,250	6,050	4,000	7,100
Lease obligations	58	36	36	—

Total Contractual Cash Obligations	$45,429	$27,828	$16,476	$10,587

Item 3 : Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms

In addition, there have been no changes in the Company’s internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item	1. Legal Proceedings

None.

Item	2. Unregistered sales of equity securities and use of proceeds

None.

Item	3. Defaults Upon Senior Securities

None

Item	4. Submission of Matters to a Vote of Security-Holders

None

Item	5. Other Information

None

Item	6. Exhibits

(a) Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section

The Company filed the following Current Report on Form 8-K during the first quarter of the fiscal year ending June 30, 2005:

Date of Report	Item(s) Reported	Financial Statements Filed
August 2, 2004	7,12	N/A

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATAPSCO BANCORP, INC.

Date: November 12, 2004	/s/ Joseph J. Bouffard
Joseph J. Bouffard President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2004	/s/ Michael J. Dee
Michael J. Dee
Chief Financial Officer & Controller
(Principal Financial Officer)