Form 10KSB/A
period 2004-06-30
PATAPSCO BANCORP INC
filed 2004-12-23
CIK 1003961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------
                                  FORM 10-KSB/A
                               (Amendment No. 1)

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

                                    PART III

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
*       10.3(a)   Employment Agreement between Patapsco Federal Savings and Loan Association and Joseph J.
                  Bouffard
*       10.3(b)   Employment Agreement between Patapsco Bancorp, Inc. and Joseph J. Bouffard
*       10.4(a)   Severance Agreement between Patapsco Federal Savings and Loan Association and John McClean
*       10.4(b)   Severance Agreement between Patapsco Bancorp, Inc. and John McClean
*       10.5      Patapsco Federal Savings and Loan Association Retirement Plan for Non-Employee Directors
******  10.6      Patapsco Federal Savings and Loan Association Incentive Compensation Plan, as amended
*       10.7      Deferred  Compensation  Agreements between Patapsco Federal Savings and Loan Association and each of Directors McGowan and Patterson
****    10.9      The Patapsco Bank Retirement Plan for Non-Employee Directors
*****   10.10     Patapsco Bancorp, Inc. 2000 Stock Option and Incentive Plan
*****   10.11     Severance  Agreements  between Patapsco  Bancorp,  Inc. and Michael J. Dee and Frank J.
                  Duchacek, Jr.
******  10.12     Patapsco Bancorp, Inc. Cash Deferred Compensation Plan
        13        2004 Annual Report to Stockholders
        21        Subsidiaries of the Registrant (1)
        23        Consent of Beard Miller Company LLP (1)
        31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
        31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
        32        Certification pursuant to 18 U.S.C. Section 1350

------------

*      Incorporated  herein  by  reference  from the  Company's  Registration  Statement  on Form  SB-2
       (File  No. 33-99734).
**     Incorporated herein by reference from the Company's Registration Statement on Form 8-A
       (File No. 0-28032).
***    Incorporated  herein by reference  from the  Company's  Annual Report on Form 10-KSB for the year ended June 30, 1996 (File No. 0-28032).
****   Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 (File No. 0-28032).
*****  Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000 (File No. 0-28032).
****** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002 (File No. 0-28032).
****** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003 (File No. 0-28032).
(1)    Previously filed





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

                                       PATAPSCO BANCORP, INC.

December 22, 2004
                                       By: /s/ Joseph J. Bouffard
                                           -------------------------------------
                                           Joseph J. Bouffard
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)