Form 10QSB
period 2004-12-31
PATAPSCO BANCORP INC
filed 2005-02-14
CIK 1003961

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10 - QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 0-28032

PATAPSCO BANCORP, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Maryland	52-1951797
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 Merritt Boulevard, Dundalk, Maryland 21222-2194

(Address of Principal Executive Offices)

(410) 285-1010

Registrant’s Telephone Number, Including Area Code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐    The issuer has been subject to such filing requirements for the past 90 days.

As of February 4, 2005, the issuer had 1,411,486 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

($ in thousands except for per share data)	December 31, 2004 (Unaudited)	June 30, 2004
Assets
Cash:
On hand and due from banks	$5,140	6,253
Interest bearing deposits in other banks	5,302	7,436
Federal funds sold	1,772	4,455

Cash and Cash equivalents	12,214	18,144
Time deposits at other financial institutions	626	990
Investment securities, available for sale	13,600	16,117
Mortgage Backed securities, available for sale	11,825	13,110
Loans receivable, net	154,382	151,413
Investment in securities required by law, at cost	1,583	1,760
Property and equipment, net	1,616	1,615
Goodwill and other intangible assets	3,432	3,457
Accrued interest and other assets	4,289	4,010

Total assets	$203,567	$210,616

Liabilities and Stockholders’ Equity
Liabilities:
Non interest bearing deposits	$11,071	$10,989
Interest bearing deposits	152,088	157,143
Accrued expenses and other liabilities	1,888	3,204
Long term Debt	21,400	22,900

Total liabilities	186,447	194,236

Temporary Equity – ESOP shares subject to put option	1,459	1,404

Stockholders’ equity:
Preferred stock-Series A Noncumultive Convertible Perpetual $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $25 per share; 94,413 and 98,090 shares outstanding, respectively	1	1
Additional paid-in capital	2,362	2,454
Common stock $0.01 par value: authorized 4,000,000 shares: issued and outstanding 1,407,952 and 1,386,615 shares, respectively	14	14
Additional paid-in capital	4,141	4,098
Obligation under Rabbi Trust	250	250
Deferred compensation – stock held by Rabbi Trust	(78)	(78)
Retained earnings, substantially restricted	9,037	8,592
Accumulated other comprehensive loss, net of taxes	(66)	(355)

Total stockholders’ equity – permanent	15,661	14,976

Total stockholders’ equity - including temporary equity	17,120	16,380

Total liabilities and stockholders’ equity	$203,567	$210,616

See accompanying notes to financial statements

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands except for per share data)	For Six Months Ended December 31,		For Three Months Ended December 31,
	2004	2003	2004	2003
Interest income:
Loans receivable	$5,324	$4,287	$2,666	$2,110
Investment Securities	258	193	130	99
Mortgage-backed securities	273	538	130	268
Federal funds sold and other investments	79	65	43	29

Total interest income	5,934	5,083	2,969	2,506

Interest expense:
Deposits	1,409	1,261	706	611
Long-term debt	469	617	235	308

Total interest expense	1,878	1,878	941	919

Net interest income	4,056	3,205	2,028	1,587
Provision for losses on loans	85	42	50	0

Net interest income after provision for losses on loans	3,971	3,163	1,978	1,587

Non-interest income:
Fees and service charges	245	183	148	89
Net gain on sale of loans	—	13	—	3
Other	64	37	31	23

Total non-interest income	309	233	179	115

Non-interest expenses:
Compensation and employee benefits	1,910	1,407	954	702
Insurance premiums	52	34	25	16
Professional fees	149	125	69	48
Equipment expense	124	92	65	46
Net Occupancy expense	151	106	70	53
Advertising	94	64	43	33
Data processing	113	108	53	55
Amortization of core deposit intangible	25	—	13	—
Other	577	352	301	205

Total non-interest expense	3,195	2,288	1,593	1,158

Income before provision for income taxes	1,085	1,108	564	544
Provision for income taxes	391	410	204	200

Net Income	$694	$698	$360	$344

Preferred dividends declared	89	92	44	46

Net income available to common stockholders	$605	$606	$316	$298

Basic earnings per share	$0.42	$0.44	$0.22	$0.21

Diluted earnings per share	$0.36	$0.37	$0.19	$0.18

Cash dividends paid per common share	$0.115	$0.0575	$0.10	$0.533

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

($ in thousands)	For Six Months Ended December 31,		For Three Months Ended December 31,
	2004	2003	2004	2003
Net income	$694	$698	$360	$344
Other comprehensive income, net of tax:
Unrealized net holding (losses)/gains on available-for-sale portfolios, net of taxes of $181, $188, $24, $16	289	(300)	(39)	(25)

Comprehensive income	$983	$398	$321	$319

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)	For Six Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$694	$698
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	115	98
Provision for losses on loans	85	42
Proceeds from sale of loans available for sale	—	1,557
Disbursements from sale of loans available for sale	—	(1,545)
Gain from sale of loans held for sale	—	(13)
Amortization of premiums and discounts, net	14	23
Amortization of core deposit intangible	25	—
Increase in the cash value of life insurance	(31)	(15)
Deferred loan origination fees/(costs)	(54)	(121)
Increase in accrued interest and other assets	(430)	(525)
Decrease in accrued expenses and other liabilities	(1,320)	(147)

Net cash (used in) provided by operating activities	(902)	52

Cash flows from investing activities:
Loan principal disbursements, net of repayments	(2,996)	(1,005)
Proceeds from maturing time deposit investments	293	—
Proceeds from maturing investments available for sale	2,590	750
Purchase of investment security available-for-sale	—	(5,015)
Purchase of mortgage-backed security available-for-sale	—	(10,200)
Purchase of investments required by law	(90)	(518)
Redemption of investments required by law	267	—
Purchase of property and equipment	(116)	(85)
Purchase of Bank Owned Life Insurance	—	(1,600)
Principal repayment on mortgage-backed securities available for sale	1,636	6,453

Net cash (used in)/provided by investing activities	1,584	(11,220)

Cash flows from financing activities:
Net (decrease) in deposits	(4,873)	(673)
Proceeds from long-term borrowings	—	9,000
Repayments of long-term borrowings	(1,500)
Cash received from exercise of stock options	6	39
Dividends paid	(245)	(231)

Net cash provided by (used in) financing activities	(6,612)	8,135

Net (decrease) in cash and cash equivalents	$(5,930)	$(3,033)
Cash and cash equivalents at beginning of period	18,144	14,207

Cash and cash equivalents end of period	$12,214	$11,174

Supplemental information:
Interest paid on deposits and borrowed funds	1,949	1,862
Income taxes paid	283	71

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Principles of Consolidation

The consolidated financial statements include the accounts of Patapsco Bancorp, Inc. (“the Company”) and its wholly-owned subsidiary, The Patapsco Bank (“the Bank”), the Bank’s wholly owned subsidiers, Prime Business Leasing and Patapsco Financial Services. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

Note 3: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the financial statements, in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Bank’s Annual report of form 10-KSB for the year ended June 30, 2004.

Note 4 Cash and Cash Equivalents

Cash equivalents include short-term investments, with an original maturity of 90 days or less, which consists of Federal funds sold. Cash equivalents and other liquidity and short-term investments are carried at cost, which approximates fair value.

Note 5: Regulatory Capital Requirements

At December 31, 2004, the Company and the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Company’s regulatory capital position at December 31, 2004.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$14,425	10.98%	$10,498	8.00%	NA

Tier 1 Capital (to Risk Weighted Assets)	$13,493	10.27%	$5,249	4.00%	NA

Tier 1 Capital (to Average Assets)	$13,493	6.72%	$8,028	4.00%	NA

The following table summarizes the Bank’s regulatory capital position at December 31, 2004 (in thousands).

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$15,878	12.12%	$10,480	8.00%	$13,100	10%

Tier 1 Capital (to Risk Weighted Assets)	$14,946	11.41%	$5,240	4.00%	$7,860	6%

Tier 1 Capital (to Average Assets)	$14,946	7.47%	$7,999	4.00%	$9,999	5%

Note 6: Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Earnings per share for the prior periods ended December 31, 2003 have been restated to reflect stock dividends and the three for one stock split in the form of a 200% stock dividend declared in June 2004.

	Six Months Ended December 31, 2004		Three Months Ended December 31, 2004
($ in thousands except for per share data)	Basic	Diluted	Basic	Diluted
Net Income	694	694	360	360
Preferred Stock Dividends	89	0	44	0

Net Income Available to Common	605	694	316	360

Weighted average shares outstanding	1,425	1,425	1,429	1,429

Diluted Securities:
Preferred Stock		377		377
Options		109		109

Adjusted Weighted Average Shares	1,425	1,911	1,429	1,915

Per Share Amount	$0.42	$0.36	$0.22	$0.19

	Six Months Ended December 31, 2003		Three Months Ended December 31, 2003
($ in thousands except for per share data)	Basic	Diluted	Basic	Diluted
Net Income	698	698	344	344
Preferred Stock Dividends	92	0	46	0

Net Income Available to Common	606	698	298	344

Weighted average shares outstanding	1,386	1,386	1,388	1,388

Diluted Securities:
Preferred Stock		393		392
Options		109		114

Adjusted Weighted Average Shares	1,386	1,888	1,388	1,894

Per Share Amount	$0.44	$0.37	$0.21	$0.18

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

	Six Months Ended
	12/31/04	12/31/03
Net Income as reported	$694	$698
Amounts recognized as expense in the financial statements	—	57
Deduct: Total stock option based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13)	(70)

Proforma Net Income	$681	$685

Earnings per share:

Basic - as reported	$0.42	$0.44
Basic – pro forma	0.42	0.43

Diluted – as reported	$0.36	$0.37
Diluted – pro forma	0.36	0.36

	Three Months Ended
	12/31/04	12/31/03
Net Income as reported	$360	$344
Amounts recognized as expense in the financial statements		12
Deduct: Total stock option based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(16)

Proforma Net Income	$354	$340

Earnings per share:

Basic - as reported	$0.22	$0.21
Basic – pro forma	0.22	0.21

Diluted – as reported	$0.19	$0.18
Diluted – pro forma	0.19	0.18

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $964,000 of standby letters of credit as of December 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of December 31, 2004 for guarantees under standby letters of credit issued is not material.

Note 10: Business Combination

On April 1, 2004, The Patapsco Bank acquired Parkville Federal Savings Bank (Parkville), a federally chartered savings bank. Holders of outstanding shares of Parkville received $62.51 per share in cash for each common share owned. Total consideration paid was $4.2 million.

The combination was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition, April 1, 2004. The Company recorded premiums of $674,000 on assets and $364,000 on liabilities and discounts of $144,000 on assets and $0 on liabilities. Fair value adjustments on the assets and liabilities purchased are being amortized over the estimated lives of the related assets and liabilities. The net effect of the amortization and accretion of premiums and discounts on net income before taxes for fiscal 2004 and the six and three months ended December 31, 2004 was $20,000, $26,000 and $13,000, respectively. A core deposit intangible of $516,000 was recognized and is being amortized over ten years. The excess of the purchase price over the estimated fair value of the underlying net assets of $1.1 million was allocated to goodwill.

The following unaudited pro forma condensed consolidated financial information reflects the results of operations of the Company for the year ended June 30, 2004 and the six-months ended December 31, 2004 as if the transaction had occurred at the beginning of each period presented. These pro forma results are not necessarily indicative of what the Company’s results of operations would have been had the acquisition actually taken place at the beginning of each period presented.

(in thousands except for per share data)	Year Ended June 30, 2004	Six Months Ended December 31, 2003
Net Interest Income	$7,930	$3,898
Net Income	1,609	792
Diluted Net Income per share	$0.85	$0.42

Note 11: Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, (“SFAS 123R”). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. For Patapsco Bancorp, Inc., SFAS 123R will be effective for all interim or annual periods beginning after December 15, 2005. The Company will adopt this standard January 1, 2006. The Company is in the process of assessing the impact of the pronouncement’s requirements on its financial statements

On March 31, 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-1, “ The Meaning of Other –Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-1”), which provides guidance on recognizing other-than-temporary impairments on certain investments. EITF 03-1 is effective for other-than temporary impairment evaluations for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-01. This delay will be superseded concurrent with the final issuance of EITF 03-01a. During the delay, the Company continues to apply the relevant “other-than temporary” guidance under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 114, Accounting for Creditors for Impairment of a Loan, as amended by Statement 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures (collectively referred to as “Statement 114”), Patapsco determines and recognizes impairment of certain loans. A loan is determined to be impaired when, based on current information and events, it is probable that Patapsco will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if Patapsco expects to collect all amounts due, including past-due interest. Patapsco generally considers a period of delay in payment to include delinquency up to and including 90 days. Statement 114 requires that impaired loans be measured at the present value of its expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Comparison of Financial Condition at December 31, 2004 and June 30, 2004

The Company’s assets decreased by $7.0 million or 3.4% to $203.6 million at December 31, 2004 compared to $210.6 million at June 30, 2004. Cash on hand as well as cash generated by the securities portfolio was used to fund loan growth, interest bearing deposit run-off and the pay-off of $1.5 million in long-term debt.

Interest bearing deposits have decreased $5.1 million or $3.2% in the six months ended December 31, 2004 to $152.0 million from $157.1 million at June 30, 2004. This decrease has primarily occurred in the certificate of deposit account category. With the relatively high level of cash on hand, the Company has not negotiated with customers with limited relationships in order to retain the certificate accounts. We believe many of these customers have taken their certificate accounts to local thrifts for higher rates and that if needed, these types of funds can be raised locally by posting more competitive rates. Non-interest bearing deposits remained relatively unchanged at $11.1 million as compared to $11.0 million at June 30, 2004. Although balances in these accounts are volatile, the Company has experienced core growth in these types of accounts.

Total borrowings have decreased by $1.5 million as a maturing advance from the Federal Home Loan Bank of Atlanta was paid off.

Comparison of Operating Results for the Quarter and Six Months Ended December 31, 2004 and December 31, 2003

Net Income

The results of operations for the six and three month periods ended December 31, 2004 include the impact of the acquisition of Parkville Federal on April 1, 2004.

The Company’s net income increased by $16,000 or 4.6% to $360,000 for the quarter ended December 31, 2004 from $344,000 for the quarter ended December 31, 2003. The Company’s net income decreased by $4,000 or 0.6% to $694,000 for the six months ended December 31, 2004 from $698,000 for the six months ended December 31, 2003. The increase in the Company’s net income during the comparable three-month period is a result of higher net interest income and non-interest income offsetting higher operating expenses and a higher provision for loan losses. The decrease in the Company’s net income for the comparable six-month period is a result of higher net interest and non-interest income being offset by a higher provision for loan losses and higher operating expenses.

Interest Income

Total interest income increased by $463,000 or 18.5% to $3.0 million for the quarter ended December 31, 2004 when compared to $2.5 million in the quarter ended December 31, 2003 as higher interest income due to increased balances, primarily from the Parkville acquisition, offsetting lower rates and a reduction in the mortgage-backed securities portfolio.

Total interest income increased by $851,000 or 16.7% to $5.9 million for the six months ended December 31, 2004 when compared to $5.1 million in the six months ended December 31, 2003 as higher interest income on loans, investment securities and other interest earning assets offset lower interest income from mortgage-backed securities. Approximately $1.2 million of the increase in interest income in the six-month period is the result of higher balances, primarily from the Parkville acquisition somewhat offset by a $379,000 reduction in interest income due to lower yields.

Interest income on loans receivable increased by $556,000 or 26.4% to $2.7 million for the quarter ended December 31, 2004 from $2.1 million for the quarter ended December 31, 2003. Interest income on loans receivable increased by $1.0 million or 24.2% to $5.3 million for the six months ended December 31, 2004 from $4.2 million for the six months ended December 31, 2003. The increase in interest income on loans receivable during both the three and six-month periods is due to higher average balances on loans receivable offsetting lower yields earned on loans receivable. The majority of the increase in the average balances in loans receivable resulted from the acquisition of Parkville in April 2004.

Interest income on investment securities increased by $31,000 to $130,000 and by $65,000 to $258,000 in the three and six month periods ended December 31, 2004, respectively primarily due to higher average balances of investment securities offsetting lower yields on these securities.

Interest income on mortgage-backed securities decreased by $138,000 to $130,000 and by $265,000 to $273,000 in the three and six month periods ended December 31, 2004, respectively. These decreases result from lower average balances due to prepayments and normal amortization.

Interest income on federal funds sold and other investments increased by $14,000 or 48.3% to $43,000 for the quarter ended December 31,

2004 from $29,000 for the quarter ended December 31, 2003. Interest income on federal funds sold and other investments increased by $14,000 or 21.5% to $79,000 for the six months ended December 31, 2004 from $65,000 for the six months ended December 31, 2003. The increase in the three and six-month periods are due to higher rates earned on short-term investments offsetting lower average balances.

Interest Expense

Total interest expense increased by $22,000 or 2.4% to $0.94 million for the quarter ended December 31, 2004 from $0.92million for the quarter ended December 31, 2003. Total interest expense was unchanged at $1.9 million in the six months ended December 31, 2004. The increase in interest expense during the comparable quarterly period is due to higher balances of interest bearing liabilities offsetting lower rates paid on these liabilities.

Interest expense on deposits increased by $95,000 or 15.6% to $706,000 for the quarter ended December 31, 2004 from $611,000 for the quarter ended December 31, 2003. Interest expense on deposits increased by $148,000 or 11.7% to $1.4 million from $1.3 million for the six months ended December 31, 2003. The increase in interest expense on deposits in both the quarterly and year to date periods is due to higher average balances of interest bearing deposits, primarily resulting from the Parkville acquisition, offsetting lower rates paid on these deposits. Interest expense on borrowings decreased by $73,000 or 23.7% to $235,000 for the quarter ended December 31, 2004 from $308,000 for the quarter ended December 31, 2003. Interest expense on borrowings decreased by $148,000 or 24.0% to $469,000 from $617,000 for the six months ended December 31, 2003. The decrease in interest expense in both the quarterly and year to date periods results from lower average balances outstanding offsetting slightly higher rates paid on borrowed money.

Net Interest Income

The Company’s net interest income before the provision for loan losses increased by $441,000 or 27.8% to $2.0 million for the quarter ended December 31, 2004 from $1.6 million for the quarter ended December 31, 2003. Net interest income before the provision for loan losses increased by $851,000 or 26.6% to $4.1 million for the six months ended December 31, 2004 from $3.2 million during the six months ended December 31, 2003. The increases in net interest income during the comparable quarters and six-month periods were primarily due to the higher volume of earning assets.

Average Balance Sheet

The following tables sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented derives these yield and costs. Average balances are daily balances.

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

	Six Months Ended December 31,
	2004			2003
	Average Balance	Interest	Average Rate(1)	Average Balance	Interest	Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (2)	154,389	$5,324	6.90%	$112,928	$4,287	7.59%
Investment securities	16,946	258	3.05%	9,937	193	3.89%
Mortgage-backed securities	12,635	273	4.32%	24,503	538	4.39%
Federal funds sold and other interest-earning assets	9,369	79	1.69%	11,366	65	1.14%

Total interest earning assets	193,339	5,934	6.14%	158,734	5,083	6.40%

Noninterest-earning assets	12,071			6,791

Total Average Assets	$205,410			$165,525

Interest-bearing liabilities:
Savings deposits	$153,832	$1,409	1.83%	$112,071	$1,261	2.25%
Borrowings	21,457	469	4.38%	29,861	617	4.13%

Total interest-bearing liabilities	175,289	1,878	2.14%	141,932	1,878	2.65%

Noninterest-bearing liabilities	13,226			7,727

Total liabilities	188,515			149,659
Stockholders’ equity	16,895			15,866

Total liabilities and stockholders’ equity	$205,410			$165,525

Net interest income		$4,056			$3,205

Interest rate spread			4.00%			3.76%

Net Interest margin			4.20%			4.04%

Ratio of average interest-earning assets to average interest-bearing liabilities			110.30%			111.84%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

	Three Months Ended December 31,
	2004			2003
	Average Balance	Interest	Average Rate(1)	Average Balance	Interest	Average Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (2)	$153,034	$2,666	6.97%	$113,952	$2,110	7.41%
Investment securities	12,321	130	4.21%	10,831	99	3.67%
Mortgage-backed securities	16,345	130	3.18%	23,418	268	4.57%
Federal funds sold and other interest-earning assets	9,348	43	1.86%	9,652	29	1.18%

Total interest earning assets	191,048	2,969	6.22%	157,853	2,506	6.35%

Noninterest-earning assets	13,422			8,256

Total assets	$204,470			$166,109

Interest-bearing liabilities:
Savings deposits	$153,294	$706	1.84%	$111.954	$611	2.18%
Borrowings	21,400	235	4.40%	29,533	308	4.17%

Total interest-bearing liabilities	174,694	941	2.15%	141,487	919	2.60%

Noninterest-bearing liabilities	12,730			8,686

Total liabilities	187,424			150,173
Stockholders’ equity	17,046			15,936

Total liabilities and stockholders’ equity	$204,470			$166,109

Net Interest Income		$2,028			$1,587

Interest rate spread			4.07%			3.75%

Net interest margin			4.25%			4.02%

Ratio of average interest-earning assets to average interest-bearing liabilities			109.36%			111.57%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

Provision For Loan Losses

Provision for Loan losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for loan losses. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance for loan losses is determined through a continuous review of the loan and lease portfolio and considers factors such as prior loss experience, type of collateral, industry standards, past due loans in the Company’s loan portfolio, current economic conditions, both national and local, and other factors unique to particular loans and leases. The Company’s management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio

There Company’s provision for loan losses in the quarter ended December 31, 2004 was $50,000. There was no provision for loan losses in the quarter ended December 31, 2003. The provision for loan losses increased by $43,000 or 102.4% to $85,000 in the six-months ended December 31, 2004 from $42,000 in the six-months ended December 31, 2003. Due to charge-offs and growth in the loan portfolio, the Company’s allowance for loan losses has decreased as a percentage of total loans outstanding to 0.60% at December 31, 2004 from 0.61% at June 30, 2004. The Company’s allowance for loan losses as a percentage of non-performing loans was 157.4% at December 31, 2004 as compared to 187.9% at June 30, 2004.

Activity in the allowance for loan losses is as follows (dollars in thousands):

	Six Months Ended		Three Months Ended
	December 31,
	2004	2003	2004	2003
Allowance for loan losses, beginning of period	$936	1,139	$937	1,158

Provision for loan losses	85	42	50	0

Loans Charged Off:
Consumer	93	86	60	55
Real Estate	0	0	0	0
Commercial	64	71	24	51

Total Charge-Offs	157	157	84	106

Recoveries:
Consumer	34	17	24	4
Real Estate	0	0	0	0
Commercial	34	74	5	59

Total Recoveries	68	91	29	63

Allowance for loan losses, end of period	$932	$1,115	$932	$1,115

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated.

	At December 31, 2004	At June 30, 2004
	(In thousands)
Loans accounted for on a non-accrual basis: (1)
Real estate:
Residential	$34	$—
Commercial	—	—
Construction	—	—
Consumer	—	12
Commercial Loan/Lease	573	486

Total	$607	$498

Accruing loans which are contractually past due
90 days or more	$—	$—

Total	$—	$—

Total non-performing loans	$607	$498

Percentage of total loans	0.39%	0.33%

Other non-performing assets (2)	$5	$—

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other non-performing assets represents property acquired by the Company through foreclosure or repossession. This property is carried at the lower of its fair market value less estimated selling costs or the principal balance of the related loan, whichever is lower.

At December 31, 2004, non-accrual loans consisted of one residential real estate loan totaling $34,000, three commercial business loans $532,000 and seven commercial leases totaling $41,000. As of February 4, 2005, the residential real estate loan has been sold at auction to an unaffiliated third party at a price sufficient for the Company to recover full principal, interest, late charges and collection expenses. Two of the non-accrual commercial loans are to the same borrower. One of these loans with a balance of $232,000 is 75% guaranteed by the Small Business Administration. The $100,000 line of credit to this same borrower is collateralized by marketable securities in the Bank’s possession with a value of approximately $150,000. In the event of liquidation, the excess collateral on this line will be applied to the un-guaranteed portion of the SBA loan. The remaining $200,000 non-accrual commercial loan is secured by business assets and the primary residence of the principal. This same borrower has a $130,000 term loan that is currently 30 days delinquent and is 75% guaranteed by the SBA.

Non-interest Income

The Company’s non-interest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities, loans and repossessed real estate. Total noninterest income increased by $64,000 or 55.6% to $179,000 for the quarter ended December 31, 2004 from $115,000 for the quarter ended December 31, 2003. Total non-interest income increased by $76,000 or 32.6% to $309,000 during the six months ended December 31, 2004 from $233,000 during the six months ended December 31, 2003. Non-interest income has increased in both comparable periods due to higher sales of investment products and higher service charges on deposit accounts offsetting the fact that there were no gains on the sale of loans in the periods ended December 31, 2004.

Non-interest Expenses

Total non-interest expenses increased by $435,000 or 37.6% to $1.6 million for the quarter ended December 31, 2004 from $1.2 million for the quarter ended December 31, 2003. Total non-interest expense increased by $907,000 or 39.4% to $3.2 million during the six months ended December 31, 2004 from $2.3 million during the six months ended December 31, 2003. The primary reasons for the increases in both the three and six-month periods is the acquisition of Parkville in April 2004 and the increased costs associated with regulatory compliance. The Company is continuing the process of analyzing operating expenses and the venders we are dealing with.

Income Taxes

Income tax expense was $391,000 (or 36.04% of income before the provision for income taxes) and $410,000 (or 37.00% of income before the provision for income taxes) for the six month periods ended December 31, 2004 and 2003, respectively. Income tax expense was $204,000 (or 36.17% of income before the provision for income taxes) and $200,000 (or 36.77% of income before the provision for income taxes) for the six month periods ended December 31, 2004 and 2003, respectively. The reduction in the effective income tax rates is attributable to the tax- free income on BOLI.

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

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At December 31, 2004, the Company’s cash on hand, interest-bearing deposits and Federal funds sold totaled $12.2 million. In addition, the Company has approximately $25.4 million of mortgage-backed and investment securities classified as available-for-sale.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $5.2 million. These funds will be internally generated, raised through deposit operations, or borrowed. Certificates of deposits that are scheduled to mature in less than one year at December 31, 2004 totaled $35.0 million. Historically, a high percentage of maturing deposits have remained with the Company.

The Company’s primary sources of funds are deposits and proceeds from maturing investment securities and mortgage-backed securities and principal and interest payments on loans. While maturities and scheduled amortization of mortgage-backed securities and loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $930,000 for the payment of common and preferred dividends as well as interest and principal payments on the $2.0 million loan taken out as part of the Parkville acquisition. The holding company currently has cash on hand of $891,000. The only source of funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the holding company from the bank is limited by the earnings of the bank.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	December 31, 2004	June 30, 2004
	(dollars in thousands)
Commitments to originate new loans	$5,152	$3,354
Undisbursed lines of credit	7,130	7,061
Financial standby letters of credit	964	964

As discussed in Note 5 - Regulatory Capital Requirements, the Company and the Bank exceeded all regulatory minimum capital requirements.

Contractual Obligations

The following table sets forth the company’s contractual obligations as of December 31, 2004:

	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
	(In thousands)
Time Deposits	$34,929	$24,789	$5,314	$14,212
Long-term borrowings	6,350	3,950	4,000	7,100
Lease obligations	58	36	36	—

Total Contractual Cash Obligations	$41,337	$28,775	$9,350	$21,302

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

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The following table sets forth matters that were voted upon at the Company’s Annual Meeting of Stockholder’s held on October 28, 2004:

	Votes For	Votes Against	Broker Non-votes	Abstain
Election of Directors:

Thomas P. O’Neill	1,213,304	1,617	—	—
William R. Waters	1,171,772	43,149	—	—
Gary R. Bozel	1,169,246	45,675	—	—

2004 Stock Incentive Plan	711,896	137,796	331,149	34,080

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibit is filed herewith:

Exhibit Number	Title
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATAPSCO BANCORP, INC.

Date: February 11, 2005

/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2005

/s/ Michael J. Dee
Michael J. Dee
Chief Financial Officer & Controller
(Principal Financial Officer)