Form 10QSB
period 2005-03-31
PATAPSCO BANCORP INC
filed 2005-05-13
CIK 1003961

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10 - QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

As of May 9, 2005, the issuer had 1,414,615 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

($ in thousands except for per share data)	March 31, 2005 (Unaudited)	June 30, 2004
Assets
Cash:
On hand and due from banks	$5,047	6,253
Interest bearing deposits in other banks	2,422	7,436
Federal funds sold	3,412	4,455

Cash and Cash equivalents	10,881	18,144
Time deposits at other financial institutions	623	990
Investment securities, available for sale	14,955	16,117
Mortgage Backed securities, available for sale	11,060	13,110
Loans receivable, net	156,394	151,413
Investment in securities required by law, at cost	1,658	1,760
Property and equipment, net	1,579	1,615
Goodwill and other intangible assets	3,419	3,457
Accrued interest and other assets	4,091	4,010

Total assets	$204,660	$210,616

Liabilities and Stockholders’ Equity
Liabilities:
Non interest bearing deposits	$11,048	$10,989
Interest bearing deposits	152,807	157,143
Accrued expenses and other liabilities	2,406	3,204
Long term Debt	21,317	22,900

Total liabilities	187,578	194,236

Temporary Equity – ESOP shares subject to put option	1,277	1,404

Stockholders’ equity:
Preferred stock-Series A Noncumultive Convertible Perpetual $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $25 per share; 93,745 and 98,090 shares outstanding, respectively	1	1
Additional paid-in capital	2,345	2,454
Common stock $0.01 par value: authorized 4,000,000 shares: issued and outstanding 1,420,992 and 1,386,615 shares, respectively	14	14
Additional paid-in capital	4,381	4,098
Obligation under Rabbi Trust	250	250
Deferred compensation – stock held by Rabbi Trust	(78)	(78)
Retained earnings, substantially restricted	9,160	8,592
Accumulated other comprehensive loss, net of taxes	(268)	(355)

Total stockholders’ equity – permanent	15,805	14,976

Total stockholders’ equity -including temporary equity	17,082	16,380

Total liabilities and stockholders’ equity	$204,660	$210,616

See accompanying notes to financial statements

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands except for per share data)	For Nine Months Ended March 31,		For Three Months Ended March 31,
	2005	2004	2005	2004
Interest income:
Loans receivable	$8,006	$6,422	$2,682	$2,134
Investment Securities	387	280	129	87
Mortgage-backed securities	401	788	128	251
Federal funds sold and other investments	117	88	38	23

Total interest income	8,911	7,578	2,977	2,495

Interest expense:
Deposits	2,116	1,828	707	567
Long-term debt	707	917	238	300

Total interest expense	2,823	2,745	945	867

Net interest income	6,088	4,833	2,032	1,628
Provision for losses on loans	185	42	100	—

Net interest income after provision for losses on loans	5,903	4,791	1,932	1,628

Non-interest income:
Fees and service charges	392	258	147	75
Net gain on sale of securities available for sale	—	99	—	99
Net gain on sale of loans	—	13	—	—
Other	93	59	29	21

Total non-interest income	485	429	176	195

Non-interest expenses:
Compensation and employee benefits	2,945	2,110	1,035	704
Insurance premiums	84	54	32	20
Professional fees	226	186	77	60
Equipment expense	201	139	77	47
Net Occupancy expense	229	157	78	50
Advertising	141	98	47	34
Data processing	182	162	69	54
Amortization of core deposit intangible	38	—	13	—
Other	869	635	292	284

Total non-interest expense	4,915	3,541	1,720	1,253

Income before provision for income taxes	1,473	1,679	388	570
Provision for income taxes	532	620	141	209

Net Income	$941	$1,059	$247	$361
Preferred dividends declared	133	138	44	46

Net income available to common stockholders	$808	$921	$203	$315

Basic earnings per share	$0.56	$0.66	$0.14	$0.23

Diluted earnings per share	$0.49	$0.56	$0.13	$0.19

Cash dividends declared per common share	$0.173	$0.165	$0.0575	$0.0533

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

($ in thousands)	For Nine Months Ended March 31,		For Three Months Ended March 31,
	2005	2004	2005	2004
Net income	$941	$1,059	$247	$361
Other comprehensive income(loss), net of tax:
Unrealized net holding (losses)/gains on available-for-sale portfolios, net of taxes of $55, ($81),($127), $109	87	(128)	(202)	173
Reclassification adjustment for gains Included in net income, net of tax of $0, ($38), $0, ($38)	—	(61)	—	(61)

Comprehensive income	$1,028	$870	$45	$473

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)	For Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$941	$1,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	194	143
Gain on sale of available for sale securities	—	(99)
Provision for losses on loans	185	42
Amortization of Deferred loan origination (costs)	(119)	(171)
Proceeds from sale of loans held for sale	—	1,558
Originination of loans held for sale	—	(1,545)
Gain from sale of loans held for sale	—	(13)
Amortization of premiums and discounts, net	(10)	17
Amortization of core deposit intangible	38	—
Increase in the cash value of life insurance	(45)	(31)
(Increase)Decrease in accrued interest and other assets	(89)	109
Increase(Decrease) in accrued expenses and other liabilities	(801)	205

Net cash provided by operating activities	294	1,274

Cash flows from investing activities:
Loan principal disbursements, net of repayments	(5,044)	(1,060)
Proceeds from maturing time deposit investments	293	—
Proceeds from maturing investments available for sale	2,590	1,250
Purchase of investment securities available-for-sale	(1,506)	(5,015)
Purchase of mortgage-backed securities available-for-sale	—	(10,200)
Proceeds from sale of mortgage-backed securities available for sale	—	6,972
Purchase of investments required by law	(165)	(519)
Redemption of investments required by law	267	165
Purchase of property and equipment	(158)	(114)
Purchase of Bank Owned Life Insurance	—	(1,600)
Principal repayment on mortgage-backed securities available for sale	2,205	7,724

Net cash used in by investing activities	(1,518)	(2,397)

Cash flows from financing activities:
Net decrease in deposits	(4,133)	(897)
Proceeds from long-term borrowings	—	10,000
Repayments of long-term borrowings	(1,583)	(3,300)
Cash received from exercise of stock options	47	72
Dividends paid	(370)	(349)

Net cash provided by (used in) financing activities	(6,039)	5,526

Net increase (decrease) in cash and cash equivalents	$(7,263)	$4,403
Cash and cash equivalents at beginning of period	18,144	14,207

Cash and cash equivalents end of period	$10,881	$18,610

Supplemental information:
Interest paid on deposits and long-term debt	$2,852	$2,745
Income taxes paid	540	123
Non-cash Equity Transactions:
Conversion of preferred shares to common - 4,345 preferred into 17,348 common and 1,364 preferred into 1,650 common in the nine months ended March 31, 2004 and 2003, respectively	109	34

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Principles of Consolidation

The consolidated financial statements include the accounts of Patapsco Bancorp, Inc. (“the Company”) and its wholly-owned subsidiary, The Patapsco Bank (“the Bank”), the Bank’s wholly owned subsidiaries, Prime Business Leasing and Patapsco Financial Services. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

Note 3: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the consolidated interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report of form 10-KSB for the year ended June 30, 2004.

Note 4 Cash and Cash Equivalents

Cash equivalents include short-term investments, with an original maturity of 90 days or less, which consist of Federal funds sold.

Note 5: Regulatory Capital Requirements

At March 31, 2005, the Company and the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Company’s regulatory capital position at March 31, 2005.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$14,593	11.01%	$10,601	8.00%	NA
Tier 1 Capital (to Risk Weighted Assets)	$13,651	10.30%	$5,300	4.00%	NA
Tier 1 Capital (to Average Assets)	$13,651	6.82%	$8,010	4.00%	NA

The following table summarizes the Bank’s regulatory capital position at March 31, 2005 (in thousands).

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$16,150	12.20%	$10,590	8.00%	$13,238	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$15,207	11.49%	$5,295	4.00%	$7,943	6.00%
Tier 1 Capital (to Average Assets)	$15,207	7.62%	$7,984	4.00%	$9,980	5.00%

Note 6: Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding and shares obligated under the Rabbi trust. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Earnings per share for the prior periods ended March 31, 2004 have been restated to reflect stock dividends and the three for one stock split in the form of a 200% stock dividend declared in June 2004.

	Nine Months Ended March 31, 2005		Three Months Ended March 31, 2005
($ in thousands except for per share data)	Basic	Diluted	Basic	Diluted
Net Income	$941	$941	$247	$247
Preferred Stock Dividends	133	0	44	0

Net Income Available to Common Stockholders	$808	$941	$203	$247

Weighted average shares outstanding	1,431	1,431	1,445	1,445

Diluted Securities:
Preferred Stock		374		374
Options		102		102

Adjusted Weighted Average Shares	1,431	1,907	1,445	1,921

Per Share Amount	$0.56	$0.49	$0.14	$0.13

	Nine Months Ended March 31, 2004		Three Months Ended March 31, 2004
($ in thousands except for per share data)	Basic	Diluted	Basic	Diluted
Net Income	$1,059	$1,059	$361	$361
Preferred Stock Dividends	138	0	46	0

Net Income Available to Common Stockholders	$921	$1,059	$315	$361

Weighted average shares outstanding	1,387	1,387	1,389	1,389

Diluted Securities:
Preferred Stock		393		393
Options		108		114

Adjusted Weighted Average Shares	1,387	1,888	1,389	1,896

Per Share Amount	$0.66	$0.56	$0.23	$0.19

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

($ in thousands except per share data)

	Nine Months Ended
	03/31/05	03/31/04
Net Income as reported	$941	$1,059
Amounts recognized as expense in the financial statements	—	60
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20)	(80)

Proforma Net Income	$921	$1,039

Earnings per share:

Basic - as reported	$0.56	$0.66
Basic – pro forma	0.55	0.65

Diluted – as reported	$0.49	$0.56
Diluted – pro forma	0.48	0.55

	Three Months Ended
	03/31/05	03/31/04
Net Income as reported	$247	$361
Amounts recognized as expense in the financial statements	—	3
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	(10)

Proforma Net Income	$240	$354

Earnings per share:

Basic - as reported	$0.14	$0.23
Basic – pro forma	0.14	0.22

Diluted – as reported	$0.13	$0.19
Diluted – pro forma	0.13	0.19

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1.4 million of standby letters of credit as of March 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2005 for guarantees under standby letters of credit issued is not material.

Note 10: Business Combination

On April 1, 2004, The Patapsco Bank acquired Parkville Federal Savings Bank (Parkville), a federally chartered savings bank. Holders of outstanding shares of Parkville received $62.51 per share in cash for each common share owned. Total consideration paid was $4.2 million.

The combination was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition, April 1, 2004. The Company recorded premiums of $674,000 on assets and $364,000 on liabilities and discounts of $144,000 on assets and $0 on liabilities. Fair value adjustments on the assets and liabilities purchased are being amortized over the estimated lives of the related assets and liabilities. The net effect of the amortization and accretion of premiums and discounts on income before taxes for fiscal 2004 and the nine and three months ended March 31, 2005 was $20,000, $39,000 and $13,000, respectively. A core deposit intangible of $516,000 was recognized and is being amortized over ten years. The excess of the purchase price over the estimated fair value of the underlying net assets of $1.1 million was allocated to goodwill.

The following unaudited pro forma condensed consolidated financial information reflects the results of operations of the Company for the year ended June 30, 2004 and the nine-months ended March 31, 2004 as if the transaction had occurred at the beginning of each period presented. These pro forma results are not necessarily indicative of what the Company’s results of operations would have been had the acquisition actually taken place at the beginning of each period presented.

($ in thousands except for per share data)	Year Ended June 30, 2004	Nine Months Ended March 31, 2004
Net Interest Income	$7,930	$5,910
Net Income	1,609	1,186
Diluted Net Income per share	$0.85	$0.63

Note 11: Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, (“SFAS 123R”). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. For Patapsco Bancorp, Inc., SFAS 123R will be effective for annual periods beginning after December 15, 2005. The Company will adopt this standard July 1, 2006. The Company is in the process of assessing the impact of the pronouncement’s requirements on its financial statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

General

The Company’s results of operations depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other investments, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and advances from the Federal Home Loan Bank of Atlanta. The net interest income earned on interest-earning assets (“net interest margin”) and the ratio of interest-earning assets to interest-bearing liabilities have a significant impact on net interest income. The Company’s net interest margin is affected by regulatory, economic and competitive factors that influence interest rates, loan and deposit flows. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities. The Company’s results of operations are also significantly impacted by the amount of its non-interest income, including loan fees and service charges, and levels of non-interest expense, which consists principally of compensation and employee benefits, insurance premiums, professional fees, equipment expense, occupancy costs, advertising, data processing and other operating expenses.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. These estimates, assumptions and judgments are necessary when financial instruments are required to be recorded at fair value or when the decline in the value of an asset carried on the balance sheet at historic cost requires an impairment write-down or a valuation reserve to be established.

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

Comparison of Financial Condition at March 31, 2005 and June 30, 2004

The Company’s assets decreased by $5.9 million or 2.8% to $204.7 million at March 31, 2005 compared to $210.6 million at June 30, 2004. Cash on hand as well as cash generated by the securities portfolio was used to fund loan growth, interest bearing deposit run-off and the pay-off of $1.6 million in long-term debt.

Interest bearing deposits decreased $4.3 million or 2.7% in the nine months ended March 31, 2005 to $152.8 million from $157.1 million at June 30, 2004. This decrease has primarily occurred in the certificate of deposit account category. With the relatively high level of cash on hand, the Company has not negotiated with customers with limited relationships in order to retain the certificate accounts. We believe many of these customers have taken their certificate accounts to local thrifts for higher rates and that if needed, these types of funds can be raised locally by posting more competitive rates. Non-interest bearing deposits remained relatively unchanged at $11.0 million as compared to $11.0 million at June 30, 2004.

Total borrowings have decreased by $1.6 million as a maturing advance from the Federal Home Loan Bank of Atlanta was paid off and the first quarterly principal payment on the Bancorp’s loan was made.

Comparison of Operating Results for the Quarter and Nine Months Ended March 31, 2005 and March 31, 2004

Net Income

The results of operations for the nine and three month periods ended March 31, 2005 include the impact of the acquisition of Parkville Federal on April 1, 2004, while comparable periods ended March 31, 2004 did not include said impact.

The Company’s net income decreased by $114,000 or 31.6% to $247,000 for the quarter ended March 31, 2005 from $361,000 for the quarter ended March 31, 2004. The Company’s net income decreased by $118,000 or 11.1% to $941,000 for the nine months ended

March 31, 2005 from $1.1 million for the nine months ended March 31, 2004. The decrease in the Company’s net income during the comparable three-month period is a result of a higher provision for loan losses and higher operating expenses offsetting higher net interest income. The decrease in the Company’s net income for the comparable nine-month period is a result of higher net interest and non-interest income being offset by a higher provision for loan losses and higher operating expenses.

Interest Income

Total interest income increased by $482,000 or 19.3% to $3.0 million for the quarter ended March 31, 2005 when compared to $2.5 million in the quarter ended March 31, 2004 as higher interest income due to increased loan balances, primarily from the Parkville acquisition, offsetting lower rates and a reduction in the mortgage-backed security portfolio.

Total interest income increased by $1.3 million or 17.6% to $8.9 million for the nine months ended March 31, 2005 when compared to $7.6 million in the nine months ended March 31, 2004 as higher interest income on loans, investment securities and other interest earning assets offset lower interest income from mortgage-backed securities. Approximately $1.8 million of the increase in interest income in the nine-month period is the result of higher balances, primarily from the Parkville acquisition somewhat offset by a $493,000 reduction in interest income due to lower yields.

Interest income on loans receivable increased by $548,000 or 25.7% to $2.7 million for the quarter ended March 31, 2005 from $2.1 million for the quarter ended March 31, 2004. Interest income on loans receivable increased by $1.6 million or 24.7% to $8.0 million for the nine months ended March 31, 2005 from $6.4 million for the nine months ended March 31, 2004. The increase in interest income on loans receivable during both the three and nine-month periods is due to higher average balances on loans receivable offsetting lower yields earned on loans receivable.

Interest income on investment securities increased by $42,000 to $129,000 and by $107,000 to $387,000 in the three and nine month periods ended March 31, 2005, respectively primarily due to higher average balances of investment securities offsetting lower yields on these securities.

Interest income on mortgage-backed securities decreased by $123,000 to $128,000 and by $387,000 to $401,000 in the three and nine month periods ended March 31, 2005, respectively. These decreases result from lower average balances due to prepayments and normal amortization.

Interest income on federal funds sold and other investments increased by $15,000 or 65.2% to $38,000 for the quarter ended March 31, 2005 from $23,000 for the quarter ended March 31, 2004. Interest income on federal funds sold and other investments increased by $29,000 or 32.9% to $117,000 for the nine months ended March 31, 2005 from $88,000 for the nine months ended March 31, 2004. The increase in the three and nine-month periods are due to higher rates earned on short-term investments offsetting lower average balances.

Interest Expense

Total interest expense increased by $78,000 or 9.0% to $0.94 million for the quarter ended March 31, 2005 from $0.87 million for the quarter ended March 31, 2004. Total interest expense increased by $78,000 2.8% to $2.8 million in the nine months ended March 31, 2005 from $2.7 million. The increase in interest expense during the comparable quarterly and year-to-date periods period is due to higher balances of interest bearing liabilities offsetting lower rates paid on these liabilities.

Interest expense on deposits increased by $140,000 or 24.7% to $707,000 for the quarter ended March 31, 2005 from $567,000 for the quarter ended March 31, 2004. Interest expense on deposits increased by $288,000 or 15.7% to $2.1 million from $1.8 million for the nine months ended March 31, 2004. The increase in interest expense on deposits in both the quarterly and year to date periods is due to higher average balances of interest bearing deposits, primarily resulting from the Parkville acquisition, offsetting lower rates paid on these deposits. Interest expense on borrowings decreased by $62,000 or 20.7% to $238,000 for the quarter ended March 31, 2005 from $300,000 for the quarter ended March 31, 2004. Interest expense on borrowings decreased by $210,000 or 22.9% to $707,000 from $917,000 for the nine months ended March 31, 2004. The decrease in interest expense in both the quarterly and year to date periods results from lower average balances outstanding offsetting slightly higher rates paid on borrowed money.

Net Interest Income

The Company’s net interest income increased by $404,000 or 24.8% to $2.0 million for the quarter ended March 31, 2005 from $1.6 million for the quarter ended March 31, 2004. Net interest income increased by $1.3 million or 26.0% to $6.1 million for the nine months ended March 31, 2005 from $4.8 million during the nine months ended March 31, 2004. The increases in net interest income during the comparable quarters and nine-month periods were primarily due to the higher volume of earning assets.

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

	Nine Months Ended March 31,
	2005			2004
	Average Balance	Interest	Average Rate(1)	Average Balance	Interest	Average Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (2)	$155,015	$8,006	6.89%	$113,525	$6,422	7.54%
Investment securities	16,482	387	3.13%	10,109	280	3.69%
Mortgage-backed securities	12,291	401	4.34%	23,918	788	4.39%
Federal funds sold and other interest-earning assets	8,540	117	1.83%	10,343	88	1.13%

Total interest earning assets	192,328	8,911	6.18%	157,895	7,578	6.40%
Noninterest-earning assets	12,533			7,409

Total assets	$204,861			$165,304

Interest-bearing liabilities:
Savings deposits	$153,748	$2,116	1.84%	$112,033	$1,828	2.17%
Borrowings	21,433	707	4.40%	28,791	917	4.28%

Total interest-bearing liabilities	175,181	2,823	2.15%	140,824	2,745	2.60%

Noninterest-bearing liabilities	12,679			8,448

Total liabilities	187,860			149,272
Stockholders’ equity	17,001			16,032

Total liabilities and stockholders’ equity	$204,861			$165,304

Net interest income		$6,088			$4,833

Interest rate spread			4.03%			3.80%

Net Interest margin			4.22%			4.08%

Ratio of average interest-earning assets to average interest-bearing liabilities			109.79%			112.12%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

	Three Months Ended March 31,
	2005			2004
	Average Balance	Interest	Average Rate(1)	Average Balance	Interest	Average Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (2)	$156,561	$2,682	6.85%	$115,576	$2,134	7.49%
Investment securities	15,534	129	3.32%	10,402	87	3.38%
Mortgage-backed securities	11,586	128	4.42%	22,203	251	4.58%
Federal funds sold and other interest-earning assets	6,642	38	2.29%	7,066	23	1.31%

Total interest earning assets	190,323	2,977	6.26%	155,247	2,495	6.52%
Noninterest-earning assets	14,180			9,616

Total assets	$204,503			$164,863

Interest-bearing liabilities:
Savings deposits	$152,219	$707	1.85%	$111,806	$567	2.06%
Borrowings	21,384	238	4.45%	27,178	300	4.41%

Total interest-bearing liabilities	173,603	945	2.18%	138,984	867	2.63%

Noninterest-bearing liabilities	13,854			9,515

Total liabilities	187,457			148,499
Stockholders’ equity	17,046			16,364

Total liabilities and stockholders’ equity	$204,503			$164,863

Net Interest Income		$2,032			$1,628

Interest rate spread			4.08%			3.89%

Net interest margin			4.27%			4.25%

Ratio of average interest-earning assets to average interest-bearing liabilities			109.63%			111.70%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

Provision For Loan Losses

Provision for Loan losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for loan losses. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance for loan losses is determined through a continuous review of the loan and lease portfolio and considers factors such as prior loss experience, type of collateral, industry standards, past due loans in the Company’s loan portfolio, current economic conditions, both national and local, and other factors unique to particular loans and leases. The Company’s management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio

The Company’s provision for loan losses in the quarter ended March 31, 2005 was $100,000. There was no provision for loan losses in the quarter ended March 31, 2004. The provision for loan losses increased by $143,000 or 340.5% to $185,000 in the nine-months ended March 31, 2005 from $42,000 in the nine-months ended March 31, 2004. The increased provision for loan losses was offset by charge-offs and growth in the loan portfolio resulting in the ratio of the allowance for loan losses as a percentage of total loans outstanding decreasing to 0.60% at March 31, 2005 from 0.61% at June 30, 2004. The Company’s allowance for loan losses as a percentage of non-performing loans was 152.6% at March 31, 2005 as compared to 188.0% at June 30, 2004.

Activity in the allowance for loan losses is as follows (dollars in thousands):

	Nine Months Ended		Three Months Ended
	March 31,
	2005	2004	2005	2004
Allowance for loan losses, beginning of period	$936	$1,139	$932	$1,115

Provision for loan losses	185	42	100	0

Loans Charged Off:
Consumer	109	167	16	81
Real Estate	0	40	0	40
Commercial	167	128	103	57

Total Charge-Offs	276	335	119	178

Recoveries:
Consumer	47	47	14	30
Real Estate	0	0	0	0
Commercial	51	77	16	3

Total Recoveries	98	124	30	33

Allowance for loan losses, end of period	$943	$970	$943	$970

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated.

	At March 31, 2005	At June 30, 2004
	($ in thousands)
Loans accounted for on a non-accrual basis: (1)
Real estate:
Residential	$34	$—
Commercial	—	—
Construction	—	—
Consumer	7	12
Commercial Loan/Lease	577	486

Total	$618	$498

Accruing loans which are contractually past due 90 days or more	$—	$—

Total	$—	$—

Total non-performing loans	$618	$498

Percentage of total loans	0.39%	0.33%

Other non-performing assets (2)	$65	$—

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other non-performing assets represent property acquired by the Company through foreclosure or repossession. This property is carried at its fair market value less estimated selling costs.

At March 31, 2005, non-accrual loans consisted of one residential real estate loan totaling $34,000, three commercial business loans totaling $532,000 and five commercial leases totaling $45,000. As of April 19, 2005, the residential real estate loan has been sold at auction to an unaffiliated third party at a price sufficient for the Company to recover full principal, interest, late charges and collection expenses. Two of the non-accrual commercial loans are to the same borrower. One of these loans with a balance of $232,000 is 75% guaranteed by the Small Business Administration. The $100,000 line of credit to this same borrower is collateralized by marketable securities in the Bank’s possession with a value of approximately $150,000. As of April 19, 2005, the majority of this collateral has been liquidated. The proceeds have been used to pay-off the line with all interest, late charges and legal fees recovered and to pay-down the term loan to $207,000. This term loan is secured by business assets and the primary residence of the guarantor. The remaining $200,000 non-accrual commercial loan is secured by business assets and the primary residence of the principal. This same borrower has a $130,000 term loan that is currently 60 days delinquent and is 75% guaranteed by the SBA.

Non-interest Income

The Company’s non-interest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities, loans and repossessed assets. Total non-interest income decreased by $19,000 or 9.7% to $176,000 for the quarter ended March 31, 2005 from $195,000 for the quarter ended March 31, 2004. Non-interest income in the quarter ended March 31, 2004 included $99,000 in gains on the sale of securities available-for-sale. Total non-interest income increased by $56,000 or 13.1% to $485,000 during the nine months ended March 31, 2005 from $429,000 during the nine months ended March 31, 2004. Non-interest income has increased due to higher sales of investment products and higher service charges on deposit accounts offsetting the fact that there were no gains on the sale of loans or securities available-for-sale in the nine month period ended March 31, 2005.

Non-interest Expenses

Total non-interest expenses increased by $467,000 or 37.3% to $1.7 million for the quarter ended March 31, 2005 from $1.3 million for the quarter ended March 31, 2004. Total non-interest expense increased by $1.4 million or 38.8% to $4.9 million during the nine months ended March 31, 2005 from $3.5 million during the nine months ended March 31, 2004. The primary reasons for the increases in both the three and nine-month period are the acquisition of Parkville in April 2004, investments being made in personnel, technology and facilities in order to support future growth and the increased costs associated with regulatory compliance.

Income Taxes

Income tax expense was $141,000 (or 36.3% of income before the provision for income taxes) and $209,000 (or 36.7% of income before the provision for income taxes) for the quarters ended March 31, 2005 and 2004, respectively. Income tax expense was $532,000 (or 36.1% of income before the provision for income taxes) and $620,000 (or 36.9% of income before the provision for income taxes) for the nine month periods ended March 31, 2005 and 2004, respectively.

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

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At March 31, 2005, the Company’s cash on hand, interest-bearing deposits and Federal funds sold totaled $10.9 million. In addition, the Company has approximately $26.0 million of mortgage-backed and investment securities classified as available-for-sale.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $5.6 million. These funds will be internally generated, raised through deposit operations, or borrowed. Certificates of deposits that are scheduled to mature in less than one year at March 31, 2005 totaled $32.8 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $930,000 for the payment of common and preferred dividends as well as interest and principal payments on the $2.0 million loan taken out as part of the Parkville acquisition. The holding company currently has cash on hand of $747,000. The only source of funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the holding company from the bank is limited by the earnings of the bank.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	March 31, 2005	June 30, 2004
	(dollars in thousands)
Commitments to originate new loans	$5,575	$3,354
Undisbursed lines of credit	6,649	7,061
Financial standby letters of credit	1,365	964

Contractual Obligations

The following table sets forth the company’s contractual obligations as of March 31, 2005:

	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
	($ in thousands)
Time Deposits	$32,845	$22,628	$5,443	$17,099
Long-term borrowings	6,350	3,950	4,000	7,017
Lease obligations	94	47	—	—

Total Contractual Cash Obligations	$39,289	$26,625	$9,443	$24,116

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

None

Item 5. Other Information

None

Item 6. Exhibits

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

Date: May 12, 2005

/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2005

/s/ Michael J. Dee
Michael J. Dee
Chief Financial Officer & Controller
(Principal Financial Officer)