Form 10KSB
period 2005-06-30
PATAPSCO BANCORP INC
filed 2005-09-26
CIK 1003961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-28032

PATAPSCO BANCORP, INC.

(Name of Small Business Issuer in Its Charter)

Maryland	52-1951797
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 Merritt Boulevard, Dundalk, Maryland	21222-2194
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: (410) 285-1010

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $.01 per share

(Title of Class)

Series A Non-Cumulative, Perpetual Convertible Preferred Stock,

par value $.01 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

For the fiscal year ended June 30, 2005, the issuer had $12,495,000 in revenues.

As of September 22, 2005, the aggregate market value of voting common stock held by nonaffiliates was approximately $12,153,534, computed by reference to the most recent sales price on September 22, 2005 as reported on the OTC Electronic Bulletin Board. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting common stock are affiliates.

Number of shares of Common Stock outstanding as of September 22, 2005: 1,420,154.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

1. Portions of the issuer’s Annual Report to Stockholders for the Fiscal Year ended June 30, 2005. (Parts II and III)

2. Portions of the Proxy Statement for issuer’s 2005 Annual Meeting of Stockholders. (Part III)

PART I

Item 1.	Description of Business

General

Patapsco Bancorp, Inc. Patapsco Bancorp, Inc. (the “Company”) was incorporated under the laws of the State of Maryland in November 1995. On April 1, 1996, Patapsco Federal Savings and Loan Association (the “Association”), the predecessor of The Patapsco Bank (“the Bank”), converted from mutual to stock form and reorganized into the holding company form of ownership as a wholly-owned subsidiary of the Company.

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

The Company’s and the Bank’s executive offices are located at 1301 Merritt Boulevard, Dundalk, Maryland 21222-2194, and the main telephone number is (410) 285-1010.

The Patapsco Bank. The Bank is a Maryland commercial bank operating through five full-service offices located in Dundalk, Parkville, Carney, Glen Arm and Baltimore City Maryland. The primary business of the Bank is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans, commercial loans and consumer loans, primarily in the Greater Baltimore Metropolitan area. The Bank is subject to competition from other financial and mortgage institutions in attracting and retaining deposits and in making loans. The Bank is subject to the regulations of certain agencies of the federal government and undergoes periodic examination by those agencies. The Bank has two active operating subsidiaries, Prime Business Leasing and Patapsco Financial Services. The primary business of Prime Leasing is the origination and servicing of commercial leases. The primary business of Patapsco Financial Services is the sale of consumer investments.

At June 30, 2005, the Bank had $74.6 million, $28.1 million, $5.5 million, $25.1 million, $15.5 and $18.9 million in residential mortgage loans, small business loans, construction loans, commercial real estate loans, home equity and other consumer loans, and equipment leases, respectively.

Available Information

The Bank maintains a website at http://www.patapscobank.com, which makes available the Company’s Section 16 filings with the Securities and Exchange Commission (“SEC”). The SEC maintains a website at http://www.sec.gov that makes available the Company’s annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, free of charge, on the site as soon as reasonably practicable after the Company has electronically filed these documents with, or otherwise furnished them to, the SEC. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-KSB.

Market Area

The Bank’s market area for gathering deposits consists of eastern and northeastern Baltimore County, Maryland, while the Bank makes loans to customers in much of the Mid-Atlantic area with a strong emphasis on the Baltimore metropolitan area. The economy of the Bank’s market area has historically been based on industries such as steel, shipyards and automobile assembly. The economy in the Bank’s market area continues to be dependent, to some extent, on a small number of major industrial employers. A significant portion of eastern Baltimore County has been designated as an “Enterprise Zone.” As a result, employers relocating to this area are entitled to significant tax and other economic incentives.

Lending Activities

General. The Company’s gross loan portfolio totaled $167.8 million at June 30, 2005, representing 81.9% of total assets at that date. At June 30, 2005, $74.6 million, or 44.5%, of the Company’s gross loan portfolio, consisted of residential mortgage loans. Other loans secured by real estate include construction and commercial real estate loans, which amounted to $30.6 million, or 18.2%, of the Company’s gross loan portfolio at June 30, 2005. In addition, the Company originates consumer and other loans, including home equity loans, home improvement loans and loans secured by deposits. At June 30, 2005, consumer and other loans totaled $15.5 million, or 9.2%, of the Company’s gross loan portfolio. The Company’s commercial loan portfolio, which consists of small business loans and commercial leases, totaled $47.1 million, or 28.1%, of the Company’s gross loan portfolio.

Originations, Purchases and Sales of Loans. The Company generally has authority to originate and purchase loans throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, the Company concentrates its lending activities in its Maryland market area with limited loan and equipment lease origination in Delaware, Pennsylvania and Northern Virginia and on rare occasions, outside these markets.

The Company’s loan originations are derived from a number of sources, including loan brokers, advertising and referrals by depositors and borrowers. The Company’s solicitation programs consist of advertisements in local media, in addition to participation in various community organizations and events. All of the Company’s loan personnel are salaried; however, three originators do receive commissions on loans approved by officers of the bank. With the exception of applications for home improvement loans and equipment leases, which loans may be originated on an indirect basis through a limited number of approved home improvement contractors and loan brokers, loan applications are accepted at the Company’s office. In addition, the Company’s salaried loan originators may travel to meet prospective borrowers and take applications. In all cases, the Company has final approval of the application.

In recent years, the Company has purchased whole loans and loan participation interests. During the year ended June 30, 2005 the Company purchased $4.7 million in participation interests and $2.6 million in residential mortgage loans. In the future, management will continue to consider purchases of whole loans or participation interests in commercial business, residential and commercial real estate loans.

Loan Underwriting Policies. The Company’s lending activities are subject to the Company’s non-discriminatory underwriting standards and to loan origination procedures prescribed by the Company’s Board of Directors and management. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Certain officers and committees have been granted authority by the Board of Directors to approve residential and commercial real estate, commercial business loans and equipment leases in varying amounts depending upon whether the loan is secured or unsecured and, with respect to secured loans, whether the collateral is liquid or illiquid. Individual officers and certain committees of the Company have been granted authority by the Board of Directors to approve consumer loans up to varying specified dollar amounts, depending upon the type of loan.

Applications for single-family real estate loans are typically underwritten and closed in accordance with the standards of Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Generally, upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant’s employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is undertaken, pursuant to the Company’s Appraisal Policy, by an appraiser approved by the Company and licensed by the State of Maryland. In the case of single-family residential mortgage loans, except when the Company becomes aware of a particular risk of environmental contamination, the Company generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

It is the Company’s policy to record a lien on the real estate securing a loan and to obtain title insurance, which insures that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, pay flood insurance policy premiums. Upon receipt of a loan application from a prospective borrower, a credit report generally is ordered to verify specific information relating to the loan applicant’s employment, income and credit standing.

With respect to single-family residential mortgage loans, the Company makes a loan commitment of between 30 and 60 days for each loan approved. If the borrower desires a longer commitment, the commitment may be extended for good cause and upon written approval. Typically, a $500 commitment fee is charged in connection with the issuance of a commitment letter; however, extension fees are usually charged. The interest rate is guaranteed for the commitment term.

It is the policy of the Company that appraisals be obtained in connection with all loans for the purchase of real estate or to refinance real estate loans where the existing mortgage is held by a party other than the Company. It is the Company’s policy that all appraisals be performed by appraisers approved by the Company’s Board of Directors and licensed by the State of Maryland, for properties located in the state of Maryland.

Under applicable law, with certain limited exceptions, loans and extensions of credit by a commercial bank to a person outstanding, including commitments, at one time shall not exceed 15% of the bank’s unimpaired capital and surplus. Under these limits, the Company’s loans to one borrower were limited to $2.5 million at June 30, 2005. At that date, the Company had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 2005, the Company’s largest lending relationship was a $2.4 million loan secured by commercial real estate, which was current and performing in accordance with its terms at June 30, 2005.

Interest rates charged by the Company on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), legislative tax policies and government budgetary matters.

Residential Real Estate Lending. The Company historically has been an originator of residential real estate loans in its market area. Residential real estate loans consist of both single-family and multi-family residential real estate loans. At June 30, 2005, residential mortgage loans totaled $74.6 million, or 44.5%, of the Company’s gross loan portfolio. Of such loans, $6.5 million were secured by nonowner-occupied investment properties.

At June 30, 2005, $64.1 million, or 60.9%, of the Company’s residential and commercial real estate loan portfolio was comprised of fixed-rate mortgage loans and $41.1 million, or 39.1% of the Company’s residential and commercial real estate loan portfolio was comprised of adjustable-rate mortgage loans.

The Company’s multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings. Such loans generally range in size from $100,000 to $500,000. At June 30, 2005, the Company had $4.9 million of multi-family residential real estate loans, which amounted to 2.9% of the Company’s gross loan portfolio at such date. Multi-family real estate loans either are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a three or five-year note maturity, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property.

Multi-family residential real estate lending entails additional risks as compared with single-family residential property lending. Multi-family residential real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Company generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Company. It has been the Company’s policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate loans are made. The Company seeks to expand multi-family residential real estate lending.

Construction Lending. The Bank also offers residential and commercial construction loans and land acquisition and development loans. Residential construction loans are offered to individuals who are having their primary or secondary residence built, as well as to local builders to construct single-family dwellings. Residential construction advances are made on a stage of completion basis. Generally, loans to owner/occupants for the construction of residential properties are originated in conjunction with the permanent mortgage on the property. The term of the construction loans is normally from six to 18 months and has a variable interest rate, which is normally up to 2% above the prime interest rate. Upon completion of construction, the permanent loan rate will be set at the interest rate offered by the Bank on that loan product not sooner than 60 days prior to completion. Interest rates on residential loans to builders are set at the prime interest rate plus a margin of 0.5% to 2.0% as may be adjusted from time to time. Interest rates on commercial construction loans and land acquisition and development loans are based on the prime rate plus a negotiated margin of between 0.5% and 2.0% and adjust from time to time, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At June 30, 2005, $5.5 million, or 3.3% of the Company’s loan portfolio consisted of construction loans.

Prior to making a commitment to fund a loan, the Bank requires an appraisal of the property by appraisers approved by the Board of Directors and may require a study of the feasibility of the proposed project. The Bank also reviews and inspects each project at the commencement of construction and prior to payment of draw requests during the term of the construction loan. Dependent upon market forces, the Bank generally charges a construction fee between 1% and 2%.

Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate and the borrower is unable to meet the Bank’s requirements of putting up additional funds to cover extra costs or change orders, then the Bank will demand that the loan be paid off and, if necessary, institute foreclosure proceedings, or refinance the loan. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value that is insufficient to assure full repayment. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Bank’s permanent mortgage loan financing for the subject property) in the Bank’s market area. On loans to builders, the Bank works only with selected builders with whom it has experience and carefully monitors the creditworthiness of the builders.

Commercial Real Estate Lending. The Company’s commercial real estate loan portfolio consists of loans to finance the acquisition of small office buildings, shopping centers and commercial and industrial buildings. Such loans generally range in size from $100,000 to $2,000,000. At June 30, 2005, the Company had $25.1 million of commercial real estate loans, which amounted to 14.9% of the Company’s gross loan portfolio at such date. Commercial real estate loans are typically originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a maturity generally of three to five years, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its commercial real estate lending to borrowers within its market area or with which it has had prior experience. The Company seeks to expand commercial real estate lending.

Commercial real estate lending entails additional risks as compared with single-family residential property lending. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Company generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Company. It has been the Company’s policy to obtain annual financial statements of the business of the borrower or the project for which commercial real estate loans are made. In addition, in the case of commercial mortgage loans made to a partnership or a corporation, the Company seeks, whenever possible, to obtain personal guarantees and annual financial statements of the principals of the partnership or corporation.

Consumer Lending. The consumer loans currently in the Company’s loan portfolio consist of home improvement loans, home equity loans, loans secured by savings deposits and overdraft protection for checking accounts and other consumer loans. At June 30, 2005, consumer and other loans totaled $15.5 million, or 9.2% of the Company’s gross loan portfolio.

In July 1995, the Company instituted a home improvement loan program. Such loans are made to finance a variety of other home improvement projects, such as replacement windows, siding and room additions. The Company’s policy is to originate home improvement loans throughout Maryland, Virginia, Delaware, New Jersey and Southern Pennsylvania. While the Company originates some home improvement loans on a direct basis, most of the home improvement loans in the Company’s portfolio are originated on an indirect basis through the Company’s relationships with selected independent contractors. The Company’s underwriting policies apply to all home improvement loans whether or not directly originated by the Company. Home improvement loans generally have terms ranging from three to 10 years and have fixed interest rates. Home improvement loans are made on both secured and unsecured basis. However, the majority of home improvement loans with a principal loan amount over $10,000 or which have a term longer than 84 months are made on a secured basis with loan-to-value ratios up to 80% or 90%, depending on the type of project financed. At June 30, 2005, home improvement loans amounted to $7.9 million, or 4.7% of the Company’s loan portfolio, with $1.1 million of such loans being secured by real estate.

Consumer lending affords the Company the opportunity to earn yields higher than those obtainable with other types of lending. However, consumer loans entail greater risk than do other loans, particularly in the case of loans that are unsecured or secured by rapidly depreciable assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy.

Commercial Lending. The Bank’s commercial loans consist of commercial business loans and the financing of lease transactions, which may not be secured by real estate.

At June 30, 2005, the Company’s commercial loans totaled $28.1 million, or 16.7%, of the Company’s loan portfolio. This commercial lending program employs many of the alternative financing and guarantee programs available through the U.S. Small Business Administration and other state and local economic development agencies.

The Bank originates commercial business loans to small and medium-sized businesses in its market area. The Bank’s commercial business loans may be structured as term loans, lines of credit, or mortgages. The Bank’s commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used commercial business assets or for short-term working capital, or the purchase of real estate to be occupied by the operating company. Such loans generally are secured by business assets and, when applicable, cross-collateralized by a real estate lien, although commercial business loans are sometimes granted on an unsecured basis. Such loans are generally made for terms of seven years or less, depending on the purpose of the loan and the collateral. Interest rates on commercial business loans and lines of credit are either fixed for the term of the loan or adjusted periodically with the prime rate as stated in The Wall Street Journal, plus a negotiated margin. Generally, commercial business loans are made in amounts ranging between $10,000 and $2.0 million.

The Bank underwrites its commercial business loans on the basis of the borrower’s cash flow and ability to service the debt from earnings and the Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least two years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. For loans with maturities exceeding one year, the Bank requires that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

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

The Company offers loans to finance lease transactions, secured by the lease and the underlying equipment, to businesses of various size through its subsidiary, Prime Business Leasing. In extending the financing in a commercial lease transaction, the Company reviews the borrower’s financial statements, credit reports, tax returns and other documentation. Generally, commercial lease financing is made in amounts ranging between $3,000 and $120,000 with terms of up to five years and carry fixed interest rates. At June 30, 2005, commercial lease finance transaction loans totaled $18.9 million, or 11.3%, of the Company’s loan portfolio.

Loan Fees and Servicing. The Company receives fees in connection with late payments and for miscellaneous services related to its loans. The Company also charges fees in connection with loan originations typically up to 2 points (one point being equal to 1% of the loan amount) on real estate loan originations. The Company generally does not service loans for others. The Company has sold participating interests on residential, commercial real estate and commercial business loans to other local financial institutions. At June 30, 2005, the Company was servicing these participation interests for others totaling approximately $7.1 million.

Nonperforming Loans and Other Problem Assets. It is management’s policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Company takes immediate steps to have the delinquency cured and the loan restored to current status. Loans, which are delinquent between ten and 15 days, depending on the type of loan, typically incur a late fee of 5% of principal and interest due. As a matter of policy, the Company will contact the borrower after the date the late payment is due. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 90 days or more, formal legal proceedings are commenced to collect amounts owed.

Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management’s judgment there is no doubt as to full collectibility of principal and interest. At June 30, 2005, all loans past due more than 90 days were on nonaccrual. Consumer loans are generally charged off after they become more than 90 days past due. All other loans are charged off when management concludes that they are uncollectible. See Notes 1 and 4 of the Notes to Consolidated Financial Statements.

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

Investment Activities

General. The Company makes investments in order to maintain the levels of liquid assets preferred by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The investment activities of the Company consist primarily of investments in mortgage-backed securities and other investment securities. Typical investments include federally sponsored agency mortgage pass-through, federally sponsored agency debt securities, U.S. treasury obligations and investment grade corporate securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Company’s investment policy. The Company performs analyses on securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Senior management and the Company’s Asset/Liability Management Committee have limited authority to sell investment securities and purchase comparable investment securities with similar characteristics. The Board of Directors reviews all securities transactions on a monthly basis.

Under applicable accounting rules, investment securities classified as held-to-maturity are recorded at amortized cost and those classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2005, the Company’s entire portfolio of investment securities was classified as available for sale and had an aggregate carrying value of $24.8 million and an unrealized net loss after tax of $0.2 million. Management of the Company currently does not anticipate that the presence of unrealized losses in the Company’s portfolio of investment securities and mortgage-backed securities is likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Deposit Activity and Other Sources of Funds

General. Deposits are the primary source of the Company’s funds for lending, investment activities and general operational purposes. In addition to deposits, the Company derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a long-term basis for general operational purposes. The Bank may borrow from the FHLB of Atlanta and The Bankers Bank of Atlanta, Georgia.

Deposits. The Company attracts deposits principally from within its market area by offering a variety of deposit instruments, including checking accounts, Christmas Club accounts, money market accounts, statement and passbook savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from seven days to 66 months. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Company on a periodic basis. The Company reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, the Company considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. Management believes it prices its deposits comparably to rates offered by its competitors. At the present time, the Company is not accepting brokered deposits.

The Company attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Company seeks to meet customers’ needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Company’s depositors are Maryland residents. To provide additional convenience, the Company participates in the STAR Automatic Teller Machine network at locations throughout the United States, through which customers can gain access to their accounts at any time.

Borrowings. While savings deposits historically have been the primary source of funds for the Company’s lending, investments and general operating activities, the Bank utilizes advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances.

Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank’s stock in the FHLB of Atlanta and other eligible assets. At June 30, 2005, the Company had outstanding Federal Home Loan Bank of Atlanta advances of $18.4 million with an average rate of 4.31%. Additionally, the Bank has a $5.1 million line of credit, of which $0 was outstanding at June 30, 2005 with The Bankers Bank of Atlanta, Georgia. The Company, as the holding company of the Bank, has a $1.8 million loan with The Bankers Bank of Atlanta, Georgia.

Subsidiary Activities

The Bank has three subsidiaries, PFSL Holding Corp. (“PFSL”), which it formed in November 1995 to hold certain real estate owned at that time and which is currently inactive, Prime Business Leasing that was formed in October 1998 and is discussed under commercial lending and Patapsco Financial Services, Inc., which was formed in March 2000 in order to sell alternative investment products to the Company’s customers.

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

Management considers its market area for gathering deposits to be eastern Baltimore County, Baltimore City, and Harford County in Maryland. The Company originates loans throughout much of the Mid-Atlantic area. The Company attracts its deposits through its offices in Dundalk, Parkville, Carney, Hampden and Glen Arm primarily from the local community. Consequently, competition for deposits is principally from other commercial banks, savings institutions, credit unions, mutual funds and brokers in the local community. The Company competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff.

Employees

As of June 30, 2005, the Company had 71 full-time and 14 part-time employees, none of who were represented by a collective bargaining agreement. Management considers the Company’s relationships with its employees to be good.

Depository Institution Regulation

General. The Bank is a Maryland commercial bank and its deposit accounts are insured by the Savings Association Insurance Fund (“SAIF”) administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank also is a member of the Federal Reserve System. The Bank is subject to supervision, examination and regulation by the State of Maryland Commissioner of Financial Regulation (“Commissioner”), the Federal Reserve Board, Maryland and federal statutory and regulatory provisions governing such matters as capital standards, mergers and establishment of branch offices, and it is subject to the FDIC’s authority to conduct special examinations. The Bank is required to file reports with the Commissioner and the Federal Reserve Board concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank and is intended primarily for the protection of the FDIC and the depositors of the Bank. Changes in the regulatory framework could have a material effect on the Bank and their respective operations that in turn, could have a material adverse effect on the Company.

Business Activities. The Commissioner regulates the Bank’s internal organization as well as its deposit, lending and investment activities. The basic authority for the Bank’s activities is specified by Maryland law. Additionally, Maryland law contains a parity statute by which Maryland commercial banks may, with the approval of the Commissioner, engage in any additional activity, service or practice permitted for national banks.

The Federal Reserve and FDIC also regulate many of the areas regulated by the Commissioner and federal law may limit some of the authority provided to the Bank by Maryland law. Approval of the Commissioner and the Federal Reserve is required for, among other things, business combinations and the establishment of branch offices.

Capital Requirements. The Bank is subject to Federal Reserve Board capital requirements, as well as statutory capital requirements imposed under Maryland law. Federal Reserve Board regulations establish two capital standards for state-chartered banks that are members of the Federal Reserve System (“state member banks”): a leverage requirement and a risk-based capital requirement. In addition, the Federal Reserve may, on a case-by-case basis, establish individual minimum capital requirements for a bank that vary from the requirements that would otherwise apply under Federal Reserve Board regulations. A bank that fails to satisfy the capital requirements established under the Federal Reserve Board’s regulations will be subject to such administrative action or sanctions as the Federal Reserve Board deems appropriate.

The leverage ratio adopted by the Federal Reserve Board requires a minimum ratio of “Tier 1 capital” to adjusted total assets of 3% for banks rated composite 1 under the CAMELS examination rating system for banks. Banks not rated composite 1 under the CAMELS rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the Federal Reserve Board’s leverage requirement, Tier 1 capital consists primarily of common stockholders’ equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less most intangible assets, primarily goodwill.

The risk-based capital requirements established by the Federal Reserve Board’s regulations require state member banks to maintain “total capital” equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, “total capital” means Tier 1 capital (as described above) plus “Tier 2 capital” (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. Tier 2 capital elements include, subject to certain limitations, the allowance for losses on loans and leases, perpetual preferred stock that does not qualify for Tier 1 and long-term preferred stock with an original maturity of at least 20 years from issuance, hybrid capital instruments, including perpetual debt and mandatory convertible securities, and subordinated debt and intermediate-term preferred stock and up to 45% of unrealized gains on equity securities. Total risk-weighted assets generally are determined under the Federal Reserve Board’s regulations, which establish four risk categories, with risk weights of 0%, 20%, 50% and 100% based on the risk believed inherent to the type of loan involved.

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

The table below provides information with respect to the Company’s compliance with its regulatory capital requirements at the dates indicated.

	Actual		Regulatory Requirements For Capital Adequacy Purposes		Regulatory Requirements To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2005:
Total Capital (to Risk Weighted Assets)	$15,094	10.86%	11,121	8.00%	NA
Tier 1 Capital (to Risk Weighted Assets)	14,149	10.18	5,560	4.00	NA
Tier 1 Capital (to Average Assets)	14,149	7.04	8,044	4.00	NA

As of June 30, 2004:
Total Capital (to Risk Weighted Assets)	$13,761	10.91%	$10,091	8.00%	NA
Tier 1 Capital (to Risk Weighted Assets)	12,825	10.17	5,046	4.00	NA
Tier 1 Capital (to Average Assets)	12,825	6.13	8,369	4.00	NA

Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be, among other things, subject to increased monitoring by the appropriate federal banking regulator, required to submit an acceptable capital restoration plan within 45 days and are subject to asset growth limits. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution’s ratio of tangible capital to total assets falls below a “critical capital level,” the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

For purposes of these restrictions, an “undercapitalized institution” is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMELS rating). A “significantly undercapitalized” institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A “critically undercapitalized” institution is defined as a depository institution that has a ratio of “tangible equity” to total assets of less than 2.0%. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any examination rating category. At June 30, 2005, the Bank was classified as well capitalized under Federal Reserve regulations.

Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the “CDRI Act”), each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The federal banking agencies, including the Federal Reserve Board, have released Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business, establish certain basic standards for loan documentation, credit underwriting, asset quality, capital adequacy, earnings, interest rate risk exposure and asset growth and further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank meets substantially all the standards adopted in the interagency guidelines.

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold specified amounts of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock at June 30, 2005 of $1.3 million.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of over $7.0 million up to $47.6 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of June 30, 2005, the Bank met its reserve requirements.

The monetary policies and regulations of the Federal Reserve Board have a significant effect on the operating results of commercial banks. The Federal Reserve Board’s policies affect the levels of bank loans, investments and deposits through its open market operation in United States government securities, its regulation of the interest rate on borrowings of member banks from Federal Reserve Banks and its imposition of non-earning reserve requirements on all depository institutions, such as the Bank, that maintain transaction accounts or non-personal time deposits.

Deposit Insurance. The Bank’s savings deposits are insured by the SAIF, which is administered by the FDIC. The Bank is required to pay assessments, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits by the FDIC. The FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits, or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

Under the FDIC’s risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution’s capital level and supervisory evaluations. Regular semi-annual SAIF assessment rates set by the FDIC currently range from 0 to 27 basis points with the strongest institutions having the lower rates. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to finance takeovers of insolvent thrifts. Until December 31, 1999, Bank Insurance Fund (“BIF)-insured institutions were required to pay FICO assessments at one-fifth the rate at which SAIF members were assessed. After December 31, 1999, both BIF and SAIF members have been assessed at the same rate for FICO payments.

The FDIC has authority to increase insurance assessments. A significant increase in SAIF premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Federal Reserve. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Dividend Restrictions. The Bank’s ability to pay dividends is governed by Maryland law and the regulations of the Federal Reserve Board. Under Maryland law relating to financial institutions, if the surplus of a commercial bank at any time is less than 100% of its capital stock, then, until the surplus is 100% of the capital stock, the commercial bank: (i) must transfer to its surplus annually at least 10% of its net earnings; and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings.

The Bank’s payment of dividends is also subject to the Federal Reserve Board’s Regulation H, which provides that a state member bank may not pay a dividend if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for the year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or to a fund for the retirement of preferred stock, unless the bank has received the prior approval of the Federal Reserve Board. The previously referenced prompt corrective action requirements prohibit dividends where the Bank would be “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized” after the dividend. Additionally, the Federal Reserve Board has the authority to prohibit the payment of dividends by a Maryland commercial bank when it determines such payment to be an unsafe and unsound banking practice. Finally, the Bank is not able to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the remaining balance of the liquidation account established in connection with its conversion in April 1996 from mutual to stock form. See Note 10 of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report to Stockholders attached hereto as Exhibit 13.

Uniform Lending Standards. Under Federal Reserve Board regulations, state member banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies of state member banks must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Interagency Guidelines”) that have been adopted by the federal banking agencies.

Management will periodically evaluate its lending policies to assure conformity to the Interagency Guidelines and does not anticipate that the Interagency Guidelines will have a material effect on its lending activities.

Limits on Loans to One Borrower. The Bank has chosen to be subject to federal law with respect to limits on loans to one borrower. Generally, under federal law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed 15% of the unimpaired capital and surplus of the commercial bank. The Bank’s lending limit to one borrower as of June 30, 2005 was $2.5 million.

Transactions with Related Parties. Transactions between a state member bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state member bank is any company or entity, which controls, is controlled by or is under common control with the state member bank. In a holding company context, at a minimum, the parent holding company of a state member bank and any companies which are controlled by such parent holding company are affiliates of the state member bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

State member banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve’s Regulation O thereunder on loans to executive officers, directors and principal stockholders (“insiders”). Under Section 22(h), aggregate loans to directors, executive officers and greater than 10% stockholders may not exceed the institutions, unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to insiders of a state member bank, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus; however loans aggregating to $500,000 or more always require such approval. Further, Section 22(h) requires that loans to insiders be made on terms substantially the same as offered in comparable transactions to other persons with an exception for loans made to a bank-wide benefit or compensation program that does not give preference to insiders. Section 22(g) of the Federal Reserve Act places further restrictions on the types of loans that can be made to executive officers.

Additionally, Maryland statutory law imposes restrictions on certain transactions with affiliates of Maryland commercial banks. Generally, under Maryland law, a director, officer or employee of a commercial bank may not borrow, directly or indirectly, any money from the bank, unless the loan has been approved by a resolution adopted at and recorded in the minutes of the board of directors of the bank, or the executive committee of the bank, if that committee is authorized to make loans. If such a loan is approved by the executive committee, the loan approval must be reported to the board of directors at its next meeting. Certain commercial loans made to non-employee directors of a bank and certain consumer loans made to non-officer and non-director employees of the bank are exempt from the statute’s coverage.

Enforcement. The Federal Reserve has primary federal enforcement responsibility over member banks and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution or receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Federal Reserve Board that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Federal Reserve Board, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

The Commissioner has extensive enforcement authority over Maryland banks. Such authority includes the ability to issues cease and desist orders and civil money penalties and to remove directors or officers. The Commissioner may also take possession of a Maryland bank whose capital is impaired and seek to have a receiver appointed by a court.

Regulation of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company and is registered as such with the Federal Reserve Board. Bank holding companies are subject to comprehensive regulation and examination by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the regulations of the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. In evaluating such applications, the Federal Reserve Board considers a variety of financial, managerial and competitive factors.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Gramm-Leach-Bliley Act of 1999 authorized bank holding companies that meet certain management capital and other criteria to opt to become a “bank holding company” and thereby engage in a broad array of financial activities including insurance underwriting and investment banking. The Company has not, up to now, opted to become a financial holding company.

Acquisitions of Bank Holding Companies and Banks. Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the BHCA, control is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank. Any bank holding company must secure Federal Reserve Board approval prior to acquiring 5% or more of the stock of the Company or the Bank.

The Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act presumes control as the power, directly or indirectly, to vote 10% or more of any voting securities or to direct the management or policies of a bank holding company, such as the Company, that has securities registered under the Securities Exchange Act of 1934.

Under Maryland law, acquisitions of 25% or more of the voting stock of a commercial bank or a bank holding company and other acquisitions of voting stock of such entities which affect the power to direct or to cause the direction of the management or policy of a commercial bank or a bank holding company must be approved in advance by the Commissioner. Any person proposing to make such an acquisition must file an application with the Commissioner at least 60 days before the acquisition becomes effective. The Commissioner may deny approval of any such acquisition if the Commissioner determines that the acquisition is anticompetitive or threatens the safety or soundness of a banking institution. Any voting stock acquired without the approval required under the statute may not be voted for a period of five years. This restriction is not applicable to certain acquisitions by bank holding companies of 5% or more of the stock of Maryland banks or Maryland bank holding companies which are governed by Maryland’s holding company statute and also require prior approval of the Commissioner.

Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to FDICIA, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Depository Institution Regulation — Prompt Corrective Regulatory Action.”

Capital Requirements. The Federal Reserve Board has established capital requirements generally similar to the capital requirements for state member banks described above, for bank holding companies with consolidated assets of $150 million or more. The Company’s levels of consolidated regulatory capital exceed the Federal Reserve Board’s minimum requirements.

Stock Repurchases. As a bank holding company, the Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. This requirement does not apply to bank holding companies that are “well-capitalized,” received one of the two highest examination ratings at their last examination and are not the subject of any unresolved supervisory issues.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contained provisions which amend the Securities Exchange Act of 1934, as amended (the “Act”) and provisions which directed the SEC to promulgate rules. The resultant law and regulations under the Act as of the time of this annual report are set forth in the following paragraphs. SOX provides for the establishment of a new Public Company Accounting Oversight Board (“PCAOB”), which will enforce auditing, quality control and independence standards for firms that audit Securities and Exchange Commission (“SEC”)-reporting companies and will be funded by fees from all SEC-reporting companies. SOX imposed higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company’s audit committee members. In addition, certain audit partners must be rotated periodically. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company’s securities within two business days of the change, and as of the end of June 2003, all ownership reports must be electronically filed.

SOX also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC-reporting companies must disclose whether at least one member of the committee is an audit committee “financial expert” (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and work on disagreements with the Company’s independent auditor.

Beginning six months after the SEC determines that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm (“RPAF”) to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. SOX requires the RPAF that issues the audit report to attest to and report on management’s assessment of the Company’s internal controls. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

The Company anticipates it will incur additional expense in complying with the provisions of the Act, particularly section 404. The costs associated with such compliance may have a material impact on the Company’s financial condition or results of operations.

Taxation

For fiscal year 2005, the Company’s maximum federal income tax rate was 34%. The Company and the Bank, together with the Bank’s subsidiary, to date have not filed a consolidated federal income tax return for the fiscal year ended June 30, 2005. The Company has had no material tax liability through June 30, 2005.

Certain bad debt reserves of approximately $2,561,000 deducted from income for federal income tax purposes and included in retained earnings of the Company, are not available for the payment of cash dividends or other distributions to stockholders without payment of taxes at the then-current tax rate by the Company, on the amount removed from the reserves for such distributions. The unrecorded deferred income tax liability on the above amount was approximately $989,000.

The Bank’s federal income tax returns have been audited through June 30, 1995. The Company’s tax returns have never been audited.

State Income Taxation. The State of Maryland imposes an income tax of approximately 7% on income measured substantially the same as federally taxable income, except that U.S. Government interest is not fully taxable.

For additional information regarding taxation, see Note 8 of Notes to Consolidated Financial Statements.

Item 2.	Description of Property

The following table sets forth the location and certain additional information regarding the Bank’s offices at June 30, 2005.

	Year Opened	Owned or Leased	Book Value at June 30, 2005	Approximate Square Footage
			(Dollars in thousands)
Headquarters and Branch Office 1301 Merritt Boulevard Dundalk, Maryland 21222	1970	Owned	$504	9,600

Branch Office 8705 Harford Road Baltimore, Maryland 21234	1923	Owned	87	750

Branch Office 1844 E. Joppa Road Baltimore, Maryland 21234	1983	Leased	6	3,150

Branch Office 7802 Harford Road Baltimore, Maryland 21234	1979	Owned	275	2,000

Branch Office 821 W. 36th Street Baltimore, Maryland 21211	1988	Owned	121	1,100

Branch Office 12128 Long Green Pike Glen Arm, Maryland 21057	1988	Leased	30	1,400

Administrative Center 8005 Harford Road Baltimore, Maryland 21234	1998	Leased	50	6,100

The book value of the Bank’s investment in premises and equipment totaled $1.6 million at June 30, 2005. See Note 5 of Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2005, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiary is a party or to which any of their properties is subject which are currently expected to result in a material loss.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The information contained under the section captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2005 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2005 Beginning date: April 1 Ending date: April 30	6,377	$13.47	6,377	NA

May 2005 Beginning date: May 1 Ending date: May 31	—	—	—	—

June 2005 Beginning date: June 1 Ending date: June 30	1,378	13.47	1,378	NA

Total	7,755	$13.47	7,755	NA

The share repurchases included in the above table, are the result of participants in the Company’s ESOP exercising their put options on shares distributed. See Note 11 of the Notes to the consolidated financial statements.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 1 through 21 in the Annual Report is incorporated herein by reference.

Item 7.	Financial Statements

The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors’ Report contained on pages 23 through 47 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 2, 2004, Anderson Associates LLP (“Anderson”) announced that it was joining Beard Miller to become the Baltimore office of Beard Miller. As a result, on January 2, 2004, Anderson resigned as independent auditors of the Company. On January 8, 2004, the Company engaged Beard Miller as its successor independent audit firm. The Company’s engagement of Beard Miller was approved by the Company’s Audit Committee on January 8, 2004.

Anderson served as the Company’s independent accountants to audit the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2003 and 2002. Anderson’s reports on the Company’s consolidated financial statements as of and for the years ended June 30, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended June 30, 2003 and 2002 and the subsequent interim period from July 1, 2003 through January 2, 2004, there were no disagreements with Anderson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Anderson, would have caused Anderson to make reference to the subject matter of the disagreements in their report on the financial statements for such years.

Item 8A.	Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information contained under the sections captioned “Proposal I — Election of Directors,” “Audit and Other Fees Paid to Independent Accountant” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

The Company has adopted a written code of ethics, which applies to all employees and Directors. The Company intends to disclose any changes or waivers from our Code of Ethics applicable to any senior financial officers on our website at http://www.patapscobank.com or in a report on Form 8-K. A copy of the Code of Ethics is available, without charge, upon written request to Douglas H. Ludwig, Corporate Secretary, Patapso Bancorp, Inc., 1301 Merritt Boulevard, Dundalk, Maryland 21222-2194.

Item 10.	Executive Compensation

The information contained under the sections captioned “Proposal I — Election of Directors — Executive Compensation,” “— Director Compensation” and “— Employment Agreements” in the Proxy Statement is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders thereof” in the Proxy Statement.

(b) Security Ownership of Management. Information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Management” in the Proxy Statement.

(c) Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants & rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	229,856	$5.40	75,553

Equity compensation plans not approved by security holders	—	—	—

Total	229,856	$5.40	75,553

Item 12.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors — Transactions with Management” in the Proxy Statement.

Item 13.	Exhibits

(a)	List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13 to this Annual Report on Form 10-KSB):

Independent Auditors’ Report

Consolidated Statement of Financial Condition as of June 30, 2005 and 2004

Consolidated Statements of Income for the Years Ended June 30, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements

(2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and also constitutes the Exhibit Index.

	No.	Description

*****	3.1	Articles of Incorporation of Patapsco Bancorp, Inc. and Articles Supplementary

******	3.2	Bylaws of Patapsco Bancorp, Inc., as amended

**	4	Form of Common Stock Certificate of Patapsco Bancorp, Inc.

***	10.1	Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan†

***	10.2	Patapsco Bancorp, Inc. Management Recognition Plan†

*	10.3(a)	Employment Agreement between Patapsco Federal Savings and Loan Association and Joseph J. Bouffard†

*	10.3(b)	Employment Agreement between Patapsco Bancorp, Inc. and Joseph J. Bouffard†

*	10.4(a)	Severance Agreement between Patapsco Federal Savings and Loan Association and John McClean†

*	10.4(b)	Severance Agreement between Patapsco Bancorp, Inc. and John McClean†

	10.5	Form of severance agreement between The Patapsco Bank and each of Francis Broccolino, William Peters and Laurence S. Mitchell †

******	10.6	Patapsco Federal Savings and Loan Association Incentive Compensation Plan, as amended†

*	10.7	Deferred Compensation Agreements between Patapsco Federal Savings and Loan Association and each of Directors McGowan and Patterson†

	10.9	Intentionally omitted.

*****	10.10	Patapsco Bancorp, Inc. 2000 Stock Option and Incentive Plan†

*****	10.11	Severance Agreements between Patapsco Bancorp, Inc. and Michael J. Dee and Frank J. Duchacek, Jr.†

	10.12	Intentionally omitted.

*******	10.13	Patapsco Bancorp, Inc. 2004 Stock Incentive Plan†

	13	2005 Annual Report to Stockholders

	21	Subsidiaries of the Registrant

	23	Consent of Beard Miller Company LLP

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

†	Management contract or compensatory plan or arrangement.

*	Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 (File No. 33-99734).

**	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A (File No. 0-28032).

***	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1996 (File No. 0-28032)

****	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1999 (File No. 0-28032).

*****	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000 (File No. 0-28032).

******	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002 (File No. 0-28032).

******	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003 (File No. 0-28032).

*******	Incorporated herein by reference from the Company’s Registration Statement on Form S-8 (File No. 333-122300).

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit and Other Fees Paid to Independent Accountant” in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATAPSCO BANCORP, INC.

September 21, 2005	By:	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer
(Duly Authorized Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph J. Bouffard	September 21, 2005
Joseph J. Bouffard
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael J. Dee	September 21, 2005
Michael J. Dee
Senior Vice President and Treasurer (Principal Financial and Accounting Officer)

/s/ Thomas P. O’Neill	September 21, 2005
Thomas P. O’Neill
Chairman of the Board

/s/ Douglas H. Ludwig	September 21, 2005
Douglas H. Ludwig
Director and Secretary

/s/ Nicole N. Glaeser	September 21, 2005
Nicole N. Glaeser
Director

/s/ William R. Waters	September 21, 2005
William R. Waters
Director

/s/ Gary R. Bozel	September 21, 2005
Gary R. Bozel
Director

/s/ J. Thomas Hoffman	September 21, 2005
J. Thomas Hoffman
Director