Form 10-K/A
period 2005-06-30
PATAPSCO BANCORP INC
filed 2005-11-14
CIK 1003961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

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

                           Commission File No. 0-28032

                             PATAPSCO BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            MARYLAND                                           52-1951797
-------------------------------------                     --------------------
    (State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)

1301 MERRITT BOULEVARD, DUNDALK, MARYLAND                      21222-2194
-----------------------------------------                     -----------
(Address of Principal Executive Offices)                      (Zip Code)

                    Issuer's Telephone Number: (410) 285-1010
                                               --------------

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
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No   X
    ----     ----
For the fiscal year ended June 30, 2005, the issuer had $12,495,000 in revenues.

As of September 22, 2005, the aggregate market value of voting common stock held by nonaffiliates was approximately $12,153,534, computed by reference to the most recent sales price on September 12, 2005 as reported on the OTC Electronic Bulletin Board. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting common stock are affiliates.

Number of shares of Common Stock outstanding as of September 22, 2005:1,420,154.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

         1. Portions of the issuer's Annual Report to Stockholders for the Fiscal Year ended June 30, 2005. (Parts II and III)

         2. Portions of the Proxy Statement for issuer's 2005 Annual Meeting of Stockholders. (Part III)

                            EXPLANATION FOR AMENDMENT

         This Form 10-K/A is being filed to include a revised consent of Beard Miller Company LLP at Exhibit 23. The revised consent corrects the reference to the date of the financial statements of Patapsco Bancorp, Inc. (the "Company"), which date was incorrectly stated in the consent filed as Exhibit 23 to the Company's Annual Report on Form 10-KSB filed on September 26, 2005.

ITEM 13.  EXHIBITS
          --------

          (a)    LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
                 ----------------------------------------------

          (1) FINANCIAL STATEMENTS. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13 to this Annual Report on Form 10-KSB):

                  Independent Auditors' Report
                  Consolidated Statement of Financial Condition as of June 30, 2005 and 2004
                  Consolidated Statements of Income for the Years Ended
                  June 30, 2005 and 2004
                  Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2005 and 2004
                  Consolidated Statements of Cash Flows for the Years Ended June 30, 2005 and 2004
                  Notes to Consolidated Financial Statements

          (2) EXHIBITS. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and also constitutes the Exhibit Index.

          NO.     DESCRIPTION
          ---     -----------

*****     3.1      Articles of Incorporation of Patapsco Bancorp, Inc. and Articles Supplementary
******    3.2      Bylaws of Patapsco Bancorp, Inc., as amended
**        4        Form of Common Stock Certificate of Patapsco Bancorp, Inc.
***       10.1     Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan+
***       10.2     Patapsco Bancorp, Inc. Management Recognition Plan+
*         10.3(a)  Employment Agreement between Patapsco Federal Savings and Loan Association and Joseph J. Bouffard+
*         10.3(b)  Employment Agreement between Patapsco Bancorp, Inc. and Joseph J. Bouffard+
*         10.4(a)  Severance Agreement between Patapsco Federal Savings and Loan Association and John McClean+
*         10.4(b)  Severance Agreement between Patapsco Bancorp, Inc. and John McClean+
          10.5     Form of severance agreement between The Patapsco Bank and each of Francis Broccolino, William
                   Peters and Laurence S. Mitchell + (1)
******    10.6     Patapsco Federal Savings and Loan Association Incentive Compensation Plan, as amended+
*         10.7     Deferred Compensation Agreements between Patapsco Federal Savings and Loan Association and each of Directors McGowan and Patterson+
          10.9     Intentionally omitted.
*****     10.10    Patapsco Bancorp, Inc. 2000 Stock Option and Incentive Plan+
*****     10.11    Severance Agreements between Patapsco Bancorp, Inc. and Michael J. Dee and Frank J. Duchacek, Jr.+
          10.12    Intentionally omitted.
*******   10.13    Patapsco Bancorp, Inc. 2004 Stock Incentive Plan+
          13       2005 Annual Report to Stockholders (1)
          21       Subsidiaries of the Registrant (1)
          23       Consent of Beard Miller Company LLP
          31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
          31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
          32       Section 1350 Certifications

---------------
(1)      Previously filed.
+        Management contract or compensatory plan or arrangement.
* Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (File No. 33-99734).
** Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-28032).
*** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996 (File No. 0-28032)
**** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 (File No. 0-28032).
***** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000 (File No. 0-28032).
****** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002 (File No. 0-28032).
****** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003 (File No. 0-28032).
******* Incorporated herein by reference from the Company's Registration Statement on Form S-8 (File No. 333-122300).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PATAPSCO BANCORP, INC.
November 10, 2005
                                      By: /s/ Joseph J. Bouffard
                                          --------------------------------------
                                          Joseph J. Bouffard
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)