Form 10QSB
period 2005-09-30
PATAPSCO BANCORP INC
filed 2005-11-14
CIK 1003961

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10 - QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

As of November 10, 2005, the issuer had 1,434,366 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

($ in thousands except for per share data)	September 30, 2005	June 30, 2005

	(Unaudited)
Assets
Cash on hand and due from banks	$5,634	$5,270
Interest bearing deposits in other banks	183	970
Federal funds sold	1,838	1,408

Cash & cash equivalents	7,655	7,648
Time deposits in other financial institutions	616	619
Securities available for sale	22,906	24,800
Loans receivable, net of allowance for loan losses of $946 and $945, respectively	165,636	161,094
Investments required by law, at cost	1,800	1,677
Property and equipment, net	1,558	1,585
Goodwill and other intangible assets	3,393	3,406
Accrued interest and other assets	3,683	3,875

Total assets	$207,247	$204,704

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Non interest bearing deposits	$12,972	$12,072
Interest bearing deposits	151,114	152,248

Total deposits	164,086	164,320
Accrued expenses and other liabilities	1,421	2,564
Long -term debt	23,899	20,233

Total liabilities	189,406	187,117

Temporary equity – ESOP shares subject to put option	1,181	1,266

Stockholders’ equity:
Preferred Stock-Series A Noncumulative Convertible Perpetual; $0.01 par value authorized 1,000,000 shares with a liquidation preference of $25 per share; 92,207 and 93,745 shares outstanding	1	1
Additional paid-in-capital	2,307	2,345
Common stock $0.01 par value: authorized 4,000,000 shares: issued and outstanding 1,426,245 and 1,414,456 shares, respectively	14	14
Additional paid-in capital	4,480	4,332
Deferred compensation, contra	(78)	(78)
Obligation under deferred compensation	449	440
Retained earnings, substantially restricted	9,619	9,438
Accumulated other comprehensive loss, net of taxes	(132)	(171)

Total stockholders’ equity - permanent	16,660	16,321

Total stockholders’ equity – incl. temporary equity	17,841	17,587

Total liabilities and stockholders’ equity	$207,247	$204,704

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For Three Months Ended September 30
($ in thousands except for per share data)	2005	2004
Interest income:
Loans receivable	$2,767	$2,658
Securities, including securities required by law	242	271
Federal funds sold and other investments	37	36

Total interest income	3,046	2,965

Interest expense:
Deposits	769	703
Long-term debt	256	234

Total interest expense	1,025	937

Net interest income	2,021	2,028
Provision for loan losses	20	35

Net interest income after provision for loan losses	2,001	1,993

Non-interest income:
Fees and service charges	138	97
Gain on sale of office building	63	—
Other	42	33

Total non-interest income	243	130

Non-interest expenses:
Compensation and employee benefits	1,080	956
Professional fees	43	80
Equipment expense	83	59
Net occupancy costs	159	81
Advertising	26	51
Data processing	64	60
Amortization of core deposit intangible	13	13
Telephone, postage and delivery	71	63
Other	205	239

Total noninterest expense	1,744	1,602

Income before provision for income taxes	500	521
Provision for income taxes	187	187

Net Income	$313	$334

Preferred dividends declared	43	44

Net Income available to common stockholders	$270	$290

Basic earnings per share	$0.18	$0.20

Diluted earnings per share	$0.16	$0.17

Cash dividends declared per common share	$0.0625	$0.0575

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For Three Months Ended September 30,
($ in thousands)	2005	2004
Net income	$313	$334
Unrealized net holding gains on securities available for sale, net of taxes of $24 and $205	39	328

Comprehensive income	$352	$662

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For Three Months Ended September 30,
($ in thousands)	2005	2004
Cash flows from operating activities:
Net income	$313	$334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75	60
Provision for loan losses	20	35
Amortization (accretion) of premiums and discounts, net	(9)	44
Amortization of deferred loan origination fees, net of costs	(8)	(23)
Amortization of core deposit intangible	13	12
Income from bank-owned life insurance	(15)	(15)
Gain on sale of office building	(63)	—
Decrease (increase) in accrued interest and other assets	182	(156)
Increase in accrued expenses and other liabilities	39	159

Net cash provided by operating activities	547	450

Cash flows from investing activities:
Loan principal disbursements, net of repayments	(2,349)	(452)
Purchase of consumer loans	(2,217)	—
Proceeds from maturing investments and principal payments on mortgage backed securities	1,941	1,836
Purchase of investment securities required by law	(123)	—
Redemption of investment securities required by law	—	267
Proceeds from maturing time deposit investment	—	100
Disposal (purchase) of property and equipment	15	(57)

Net cash (used in) provided by investing activities	(2,733)	1,694

Cash flows from financing activities:
Net decrease in deposits	(193)	(4,438)
Proceeds from long-term borrowings	6,250	—
Payments of long-term borrowings	(2,584)	(1,500)
Decrease in advance payments by borrowers	(1,180)	(1,130)
Cash received from exercise of stock options	25	—
Dividends paid	(125)	(120)

Net cash provided by (used in) financing activities	2,193	(7,188)

Net increase (decrease) in cash and cash equivalents	$7	$(5,044)
Cash and cash equivalents at beginning of period	7,648	18,144

Cash and cash equivalents end of period	$7,655	$13,100

Supplemental information:
Interest paid on deposits and borrowed funds	$1,174	$897
Income taxes paid	73	25

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1: Principles of Consolidation

The consolidated financial statements include the accounts of Patapsco Bancorp, Inc. (“the Company”) and its wholly-owned subsidiary, The Patapsco Bank (“the Bank”). The Patapsco Bank’s wholly owned subsidiaries are Prime Business Leasing and Patapsco Financial Services, Inc. All inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

Note 3: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Bank’s Annual report on Form 10-KSB for the year ended June 30, 2005.

Note 4: Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest bearing deposits in other financial institutions.

Note 5: Regulatory Capital Requirements

At September 30, 2005, the Bank and the Company met each of the three minimum regulatory capital requirements. The following table summarizes the Company’s regulatory capital position at September 30, 2005.

($ in thousands)	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$15,329	11.02%	$11,127	8.00%	NA

Tier 1 Capital (to Risk Weighted Assets)	$14,383	10.34%	$5,564	4.00%	NA

Tier 1 Capital (to Average Assets)	$14,383	7.16%	$8,039	4.00%	NA

The following table summarizes the Bank’s regulatory capital position at September 30, 2005 (in thousands).

($ in thousands)	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$17,095	12.30%	$11,118	8.00%	$13,897	10%

Tier 1 Capital (to Risk Weighted Assets)	$16,149	11.62%	$5,559	4.00%	$8,338	6%

Tier 1 Capital (to Average Assets)	$16,149	8.05%	$8,026	4.00%	$10,032	5%

Note 6: Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

($ in thousands except for per share data)	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
	Basic	Diluted	Basic	Diluted

Net Income	$313	$313	$334	$334
Preferred Stock Dividends	43	—	44	—

Net Income Available to Common	$270	$313	$290	$334

Weighted average shares outstanding	1,461	1,461	1,426	1,426

Diluted Securities:
Preferred Stock	—	368	—	379
Options	—	92	—	115

Adjusted Weighted Average Shares	1,461	1,921	1,426	1,921

Per Share Amount	$0.18	$0.16	$0.20	$0.17

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

Note 8: Stock Options

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the Company to make certain disclosures as if the fair value method of accounting had been applied to the Company’s stock option grants made subsequent to 1994. Accordingly, no stock option based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123.

($ in thousands except for per share data)	Three Months Ended September 30,
	2005	2004
Net Income as reported	$313	$334
Amounts recognized as expense in financial statements	5	—
Deduct: Total stock option based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11)	(7)

Proforma Net Income	$307	$327

Earnings per share:

Basic - as reported	$0.18	$0.20
Basic – pro forma	0.17	0.20

Diluted – as reported	$0.16	$0.17
Diluted – pro forma	0.16	0.17

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1,317,000 of standby letters of credit as of September 30, 2005 and $1,365,000 outstanding as of June 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2005 and June 30, 2005 for guarantees under standby letters of credit issued is not material.

Note 10: Recent Accounting Pronouncements

FAS 123(R)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) revised Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for Statement No. 123 (R). Under the new rule, the Company is required to adopt SFAS No. 123R on July 1, 2006. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

SAB 107

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on July 1, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s results of operations depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other investments, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and advances from the Federal Home Loan Bank of Atlanta. The net interest income earned on interest-earning assets (“net interest margin”) and the ratio of interest-earning assets to interest-bearing liabilities have a significant impact on net interest income. The Company’s net interest margin is affected by regulatory, economic and competitive factors that influence interest rates, loan and deposit flows. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets mature or re-price at different times, or on a different basis, than its interest-bearing liabilities. To a lesser extent, the Company’s results of operations are also affected by the amount of its non-interest income, including loan fees and deposit service charges, and levels of non-interest expense, which consists principally of compensation and employee benefits, insurance premiums, professional fees, equipment expense, occupancy costs, advertising, data processing and other operating expenses.

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

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the Company to make certain disclosures as if the fair value method of accounting had been applied to the Company’s stock option grants made subsequent to 1994. Accordingly, no stock option based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Management Summary

The Company’s financial results for the quarter ended September 30, 2005 reflect some significant investments being made to improve the future of the Company.

Effective July 1, 2005, the Company leased the property at 2028 Joppa Road in Baltimore County from the lessor for the purpose of building a branch office with administrative office space. This facility will replace the Company’s current branch on Joppa Road and much of the leased office space at the Bank’s administrative offices on Harford Road. The expenses associated with leasing this property in the first quarter totaled $44,700. Additionally, the Company accrued $30,000 for the demolition of the existing structure. The new facility is scheduled to open in the summer of 2006.

The Company sold the land and building at 8705 Harford Road that previously had housed a branch office that was merged with the Bank’s branch office at 7802 Harford Road, for a pre-tax gain of $63,000.

The Company has increased the professional staffing in its commercial business, leasing and commercial real estate areas in order to increase loan production. These investments have contributed to $10.8 million pipeline of loans awaiting settlement. While the entire pipeline is not expected to close, the amount is such that continued loan growth is expected by the Company.

On September 30, 2005, the Company purchased $2.2 million in consumer home improvement loans at par from a local financial institution exiting the home improvement line of business.

Going forward, the immediate challenges facing the organization include funding the anticipated loan growth and controlling operating expenses. With meaningful core deposit growth difficult to attain in the short-term, the Company anticipates utilizing higher cost retail certificates of deposit, wholesale borrowings and possible brokered deposits to fund loan growth. The Company issued $5.0 million in Trust Preferred Securities on October 31, 2005. The Company has a number of internal initiatives in place to control the growth in operating expenses.

Management believes that these initiatives will be positive for the future financial performance of the Company.

Comparison of Financial Condition at September 30, 2005 and June 30, 2005

The Company’s assets increased by $2.5 million, or 1.2% to $207.3 million at September 30, 2005 from $204.7 million at June 30, 2005. During the quarter ended September 30, 2005, the Company utilized cash generated by the securities portfolio and wholesale borrowings to fund loan growth and escrow disbursements.

Total loans grew by $4.5 million or 2.8% to $165.6 million at September 30, 2005 from $161.1 million at June 30, 2005. The growth in loans includes the $2.2 million purchase of consumer loans mentioned above. This purchase and the majority of the new loan production all occurred in the last weeks of the quarter so the impact on net income was minimal. The securities portfolio decreased by $1.9 million or 7.6% in the quarter as maturities and pay-downs in the mortgage-backed securities portfolio were reinvested into the loan portfolio.

Interest-bearing deposits decreased $1.1 million or 0.7% to $151.1 million at September 30, 2005 from $152.2 million at June 30, 2005. Non-interest bearing deposits increased $0.9 million or 7.5% to $13.0 million at September 30, 2005 from 12.1 million at June 30, 2005. Total borrowings have increased by $3.7 million or 18.1% to $23.9 million at September 30,2005 from $20.2 million at June 30. Other liabilities, primarily escrow accounts for property taxes and insurance held for our mortgage customers decreased by $1.2 million or 44.5% to $1.4 million at September 30 from $2.6 million at June 30, 2005.

Comparison of Operating Results for the Quarter Ended September 30, 2005 and September 30, 2004

Net Income

The Company’s net income decreased by $21,000 or 6.3% to $313,000 for the quarter ended September 30, 2005 from $334,000 for the quarter ended September 30, 2004. The decrease in the Company’s net income during the three-month period was due to higher operating expenses offsetting higher non-interest income and a lower provision for loan losses.

Interest Income

Total interest income increased by $81,000 or 2.7% to $3.0 million for the quarter ended September 30, 2005 from $2.9 million for the quarter ended September 30, 2004. Higher average balances in the loan portfolio and higher average rates in the securities portfolio offset slightly lower rates earned on the loan portfolio and the lower balances in the security portfolio. The yield on earning assets increased by 28 basis points to 6.38% in the quarter ended September 30, 2005 compared to 6.10% in the quarter ended September 30, 2004.

Interest income on loans receivable increased by $109,000 or 4.1% to $2.8 million for the quarter ended September 30, 2005 from $2.7 million for the quarter ended September 30, 2004. The increase in interest income on loans receivable during the three-month period is due to the higher average balance of loans receivable offsetting a decrease in the average yield earned on the loan portfolio. During the three months ended September 30, 2005 as compared to the same period ended September 30, 2004 the average loans receivable balance increased by $7.0 million to $161.0 million from $154.0 million and the average yield decreased by 3 basis points to 6.87% from 6.90%.

Interest income on investment securities, including investments required by law, decreased by $29,000 or 10.7% as the $5.1 million decrease in the average balance was offset by a 25 basis point increase in the yield earned on these securities.

Interest income on federal funds sold and other investments was flat at $37,000.

Interest Expense

Total interest expense increased by $88,000 or 9.4% to $1.0 million for the quarter ended September 30, 2005 from $937,000 for the quarter ended September 30, 2004 as higher rates paid were only partially offset by slightly lower average balances. Interest expense on deposits increased by $66,000 or 9.4% to $769,000 as higher rates paid on deposits were only partially offset by slightly lower average balances. Interest expense on borrowings increased $22,000 or 9.4% primarily due to higher rates paid on wholesale borrowings.

Net Interest Income

The Company’s net interest income decreased by $7,000 or 0.35% to $2.2 million for the quarter ended September

30, 2005 from $2.2 million for the quarter ended September 30, 2004. The decrease in net interest income during the comparable three-month period was primarily due to higher rates paid on liabilities offsetting higher average balances of interest earning assets.

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

	Three months ended September 30,
	2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$161,022	$2,767	6.87%	$154,034	$2,658	6.90%
Investment and mortgage-backed securities(2)	25,371	242	3.81	30,496	271	3.56
Short-term investments and other interest-earning assets	4,524	37	3.27	9,886	36	1.44

Total interest-earning assets	190,917	3,046	6.38	194,416	2,965	6.10
Non-interest-earning assets	13,176			11,901

Total assets	$204,093			$206,317

Interest-bearing liabilities:
Deposits (3)	$151,208	$769	2.03	$153,720	703	1.85
Borrowings	21,615	256	4.75	21,514	234	4.35

Total interest-bearing liabilities	172,823	1,025	2.37	175,234	937	2.14

Non-interest-bearing liabilities	13,577			14,381

Total liabilities	186,400			189,615
Total Equity	17,693			16,702

Total liabilities and equity	$204,093			$206,317

Net interest income		$2,021			$2,028

Net interest margin			4.24%			4.17%

Interest rate spread			4.01%			3.96%

Ratio of average interest-earning assets to average interest-bearing liabilities			110.47%			110.95%

(1)	Includes nonaccrual loans.
(2)	Includes investments required by law
(3)	Includes interest bearing escrow accounts

Provision For Loan Losses

Provision for Loan losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for loan losses. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance for loan losses is determined through a continuous review of the loan and lease portfolio and considers factors such as prior loss experience, type of collateral, industry standards, past due loans in the Company’s loan portfolio, current economic conditions, both national and local, and other factors unique to particular loans and leases. The Company’s management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio.

The provision for loan losses was $20,000 in the quarter ended September 30, 2005, compared to $35,000 for the quarter ended September 30, 2004. The Company’s allowance for loan losses as a percentage of total loans outstanding has decreased to 0.57% of total loans at September 30, 2005 from 0.58% at June 30, 2005. The Company’s allowance for loan losses as a percentage of non-performing loans was 955.6% at September 30, 2005 as compared to 2,486.8% at June 30, 2005. The Company has concluded after analyzing the non-performing loan portfolio and the factors mentioned above, that the allowance is adequate.

The following table shows the activity in the allowance for loan losses.

	Three Months Ended September 30,
($ in thousands)	2005	2004
Allowance for loan losses, beginning of period	$945	936

Provision for loan losses	20	35

Loans Charged Off:
Consumer	69	33
Real Estate	0	0
Commercial	12	40

Total Charge-Offs	81	73
Recoveries:
Consumer	11	9
Real Estate	0	0
Commercial	51	30

Total Recoveries	62	39

Allowance for loan losses, end of period	$946	$937

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated.

	At Sept. 30, 2005	At June 30, 2005	At Sept. 30, 2004
		(In thousands)
Loans accounted for on a non-accrual basis: (1)
Real estate:
Residential	$—	$—	$34
Commercial	—	—	325
Construction	—	—	—
Consumer	—	16	—
Commercial Loan/Lease	99	22	499

Total	$99	$38	$858

Accruing loans which are contractually past due 90 days or more	$—	$—	$—

Total	$—	$—	$—

Total non-performing loans	$99	$38	$858

Percentage of total loans	0.06%	0.02%	0.56%

Other non-performing assets (2)	$—	$60	$5

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other non-performing assets represents property acquired by the Company through foreclosure or repossession.

At September 30, 2005, non-accrual assets consisted of four commercial equipment leases totaling $99,000.

Except as discussed below, the Company had no loans not classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may subsequently result in disclosure as non-accrual, 90 days past due or restructured. The Company has been informed that a commercial borrower with an outstanding loan balance of $90,000 has closed the business. The loan is 85% guaranteed by the Small Business Administration and is secured by business assets and land. The Company expects to be made whole however liquidation will take some time.

Non-interest Income

The Company’s non-interest income consists of deposit fees, service charges, income from bank owned life insurance (BOLI) and gains on the sale of loans, securities and other assets. Total non-interest income increased by $113,000 or 86.9% to $243,000 for the quarter ended September 30, 2005 from $130,000 for the quarter ended September 30, 2004. The increase in non-interest income is the result of the $63,000 gain on the sale of the real estate that formerly housed a branch office and increased deposit related fees and commission income on the sale of alternative investments. Without the gain on the sale of the real estate, the increase in non-interest income would have been $50,000 or 38.5%.

Non-interest Expenses

Total non-interest expenses increased by $142,000 or 8.9% to $1.7 million for the quarter ended September 30, 2005 from $1.6 million for the quarter ended September 30, 2004. The majority of the increase is a result of the increases in professional lending staff as well as the expenses associated with the new branch site mentioned above.

Income Taxes

Income tax expense was $187,000 (or 37.4% of income before the provision for income taxes) and $187,000 (or 35.9% of income before the provision for income taxes) for the periods ended September 30, 2005 and 2004, respectively.

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

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At September 30, 2005, the Company’s cash on hand, interest-bearing deposits and Federal funds sold totaled $7.6 million. In addition, the Company has approximately $22.9 million of investment securities classified as available-for-sale, none of which are pledged.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $10.8 million and unused lines of credit of $10.1 million. Certificates of deposit that are scheduled to mature in less than one year at September 30, 2005 totaled $31.5 million. Historically, a high percentage of maturing deposits have remained with the Company.

The Company’s primary sources of funds are deposits, borrowings and proceeds from maturing investment securities and principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of mortgage-backed securities and loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.

The Company’s primary sources of cash provided from investing activities during the three months ended September 30, 2005 were principal pay-downs in the mortgage-backed securities portfolios and proceeds from the maturing and redemption of investment securities. The primary uses of funds in investing activities were loan disbursements and loan purchases.

The Company’s primary uses of cash in financing activities during the three months ended September 30, 2005 was $2.6 million of payments on long-term borrowings and $1.2 million in payments of property taxes for mortgage customers. The Company’s primary source of cash in financing activities during the three months ended September 30, 2005 was $6.3 million in borrowings.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	September 30, 2005	June 30, 2005
	(dollars in thousands)
Commitments to originate new loans	$10,780	$9,000
Undisbursed lines of credit	10,117	9,799
Financial standby letters of credit	1,317	1,365

As discussed in Note 5 - Regulatory Capital Requirements, the Company and the Bank exceeded all regulatory minimum capital requirements.

Contractual Obligations

The following table sets forth the Company’s contractual obligations as of September 30, 2005:

	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
		( In thousands)
Time Deposits	$31,494	$24,320	$19,432	$4,025
Long-term borrowings	6,350	4,700	8,100	4,749
Lease obligations	246	337	310	2,520

Total Contractual Cash Obligations	$45,429	$27,828	$16,476	$10,587

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security-Holders

None

Item 5. Other Information

On October 31, 2005, the Company completed a trust preferred securities financing in the amount of $5.0 million. In the transaction, the Company formed a Connecticut statutory trust, known as Patapsco Statutory Trust I (the “Trust”). The Trust issued and sold $5.0 million of trust preferred securities in a private placement and issued $155,000 of trust common securities to the Company. The Trust used the proceeds of these issuances to purchase $5,155,000 of the Company’s floating rate junior subordinated debentures due December 15, 2035 (the “Debentures”). The interest rate on the Debentures and the trust preferred securities is fixed at 6.465% for the first seven years, and thereafter is variable and adjustable quarterly at 1.48% over three-month LIBOR. The Debentures are the sole assets of the Trust and are subordinate to all of the Company’s existing and future obligations for borrowed money. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as the Company fails to make principal or interest payments on the Debentures. Concurrently with the issuance of the Debentures and the trust preferred securities, the Company issued a guarantee related to the trust securities for the benefit of the holders.

The Debentures and the trust preferred securities each have 30-year lives. The trust preferred securities and the Debentures will each be callable by the Company or the Trust, at their respective option after five years, and sooner in certain specific events, including in the event that the securities are not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the Debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly payments (five years), provided there is no event of default.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title
4.1	Indenture, dated October 31, 2005, between Patapsco Bancorp, Inc. and U.S. Bank National Association

4.2	Form of Junior Subordinated Debt Security Due 2035 (filed as Exhibit A to Exhibit 4.1 filed herewith)

10.1	Guarantee Agreement, dated October 31, 2005, by Patapsco Bancorp, Inc. and U.S. Bank National Association, as trustee

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATAPSCO BANCORP, INC.

Date: November 14, 2005	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2005	/s/ Michael J. Dee
Michael J. Dee
Senior Vice President, Chief Financial Officer & Controller
(Principal Financial Officer)