Form 10QSB
period 2005-12-31
PATAPSCO BANCORP INC
filed 2006-02-14
CIK 1003961

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

As of February 4, 2006, the issuer had 1,469,161 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

($ in thousands except for per share data)	December 31, 2005 (Unaudited)	June 30, 2005
Assets
Cash on hand and due from banks	$5,237	5,270
Interest bearing deposits in other banks	745	970
Federal funds sold	1,636	1,408

Cash and Cash equivalents	7,618	7,648
Time deposits at other financial institutions	612	619
Securities, available for sale	20,993	24,800
Loans receivable, net of allowance for loan losses of $952 and $945, respectively	180,124	161,094
Investments required by law, at cost	2,088	1,677
Property and equipment, net	1,550	1,585
Goodwill and other intangible assets	3,380	3,406
Accrued interest and other assets	4,086	3,875

Total assets	$220,451	$204,704

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non interest bearing deposits	$13,534	$12,072
Interest bearing deposits	153,720	152,248

Total Deposits	167,254	164,320
Accrued expenses and other liabilities	1,723	2,564
Subordinated Debentures	5,000	—
Long term Debt	28,550	20,233

Total liabilities	202,527	187,117

Temporary Equity – ESOP shares subject to put option	1,138	1,266

Stockholders’ equity:
Preferred stock-Series A Noncumultive Convertible Perpetual $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $25 per share; 85,531 and 93,745 shares outstanding, respectively	1	1

Additional paid-in capital	2,140	2,345
Common stock $0.01 par value: authorized 4,000,000 shares: issued and outstanding 1,468,011 and 1,414,456 shares, respectively	15	14

Additional paid-in capital	4,805	4,332
Obligation under deferred compensation	389	440
Deferred compensation contra	(78)	(78)
Retained earnings, substantially restricted	9,839	9,438
Accumulated other comprehensive loss, net of taxes	(325)	(171)

Total stockholders’ equity – permanent	16,786	16,321

Total stockholders’ equity -including temporary equity	17,924	17,587

Total liabilities and stockholders’ equity	$220,451	$204,704

See accompanying notes to financial statements

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands except for per share data)	For Six Months Ended December 31,		For Three Months Ended December 31,
	2005	2004	2005	2004
Interest income:
Loans receivable	$5,838	$5,324	$3,072	$2,666
Securities, including securities required by law	472	531	230	260
Federal funds sold and other investments	63	79	25	43

Total interest income	6,373	5,934	3,327	2,969

Interest expense:
Deposits	1,583	1,409	814	706
Long-term debt	583	469	327	235

Total interest expense	2,166	1,878	1,141	941

Net interest income	4,207	4,056	2,186	2,028
Provision for loan losses	40	85	20	50

Net interest income after provision for loan losses	4,167	3,971	2,166	1,978

Non-interest income:
Fees and service charges	300	245	162	148
Gain on sale of office building	64	—	—	—
Other	77	64	36	31

Total non-interest income	441	309	198	179

Non-interest expenses:
Compensation and employee benefits	2,220	1,910	1,140	954
Professional fees	97	149	54	69
Equipment expense	174	124	91	65
Net occupancy expense	282	151	123	70
Advertising	46	94	20	43
Data processing	135	113	71	53
Amortization of core deposit intangible	26	26	13	13
Telephone, postage & delivery	139	126	67	63
Other	426	502	221	263

Total non-interest expense	3,545	3,195	1,800	1,593

Income before provision for income taxes	1,063	1,085	564	564
Provision for income taxes	399	391	213	204

Net Income	$664	$694	$351	$360
Preferred dividends declared	83	89	40	44

Net income available to common stockholders	$581	$605	$311	$316

Basic earnings per share	$0.39	$0.42	$0.21	$0.22

Diluted earnings per share	$0.35	$0.36	$0.18	$0.19

Cash dividends declared per common share	$0.125	$0.115	$0.0625	$0.0575

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For Six Months Ended December 31,		For Three Months Ended December 31,
($ in thousands)	2005	2004	2005	2004
Net income	$664	$694	$351	$360
Other comprehensive income (loss), net of tax:
Unrealized net holding (losses)/gains on securities, available-for-sale net of taxes of $96, $181, $118, and $16, respectively	(153)	289	(193)	(39)

Comprehensive income	$511	$983	$158	$321

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)	For Six Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$664	$694
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion)/amortization of premiums and discounts, net	(3)	14
Amortization of deferred loan origination fees, net of costs	(20)	(54)
Provision for loan losses	40	85
Depreciation	154	115
Gain on sale of office building	(64)	—
Amortization of core deposit intangible	26	25
Increase in the cash surrender value of life insurance	(29)	(31)
Increase in accrued interest and other assets	(86)	(430)
Increase (decrease) in accrued expenses and other liabilities	276	(207)

Net cash provided by operating activities	958	211

Cash flows from investing activities:
Loan principal disbursements, net of repayments	(16,857)	(2,996)
Proceeds from maturing time deposit investments	—	293
Proceeds from maturing investments available for sale & principal payments on mortgage-backed securities	3,525	4,226
Purchase of consumer loans	(2,217)	—
Purchase of investments required by law	(411)	(90)
Redemption of investments required by law	—	267
Purchase of property and equipment	(56)	(116)

Net cash (used in)/provided by investing activities	(16,016)	1,584

Cash flows from financing activities:
Net increase (decrease) in deposits	3,001	(4,873)
Proceeds from long-term borrowings	14,750	—
Repayments of long-term borrowings	(6,433)	(1,500)
Net decrease in deposits by borrowers for taxes and insurance	(1,163)	(1,113)
Proceeds from the issuance of subordinated debentures	5,000	—
Cash received from exercise of stock options	141	6
Dividends paid	(268)	(245)

Net cash provided by (used in) financing activities	15,028	(7,725)

Net decrease in cash and cash equivalents	$(30)	$(5,930)
Cash and cash equivalents at beginning of period	7,648	18,144

Cash and cash equivalents end of period	$7,618	$12,214

Supplemental information:
Interest paid on deposits and borrowed funds	2,098	1,949
Income taxes paid	73	283

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

Note 3: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-KSB for the year ended June 30, 2005.

Note 4: Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest bearing deposits in other financial institutions.

Note 5: Regulatory Capital Requirements

At December 31, 2005, the Company and the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Company’s regulatory capital position at December 31, 2005.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$20,524	13.43%	$12,229	8.00%	NA

Tier 1 Capital (to Risk Weighted Assets)	$19,427	12.71%	$6,115	4.00%	NA

Tier 1 Capital (to Average Assets)	$19,427	9.27%	$8,382	4.00%	NA

The following table summarizes the Bank’s regulatory capital position at December 31, 2005 (in thousands).

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$17,377	11.39%	$12,203	8.00%	$15,254	10%

Tier 1 Capital (to Risk Weighted Assets)	$16,424	10.77%	$6,102	4.00%	$9,152	6%

Tier 1 Capital (to Average Assets)	$16,424	7.85%	$8,369	4.00%	$10,462	5%

Note 6: Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding and shares obligated under the Rabbi trust. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

	Six Months Ended December 31, 2005		Three Months Ended December 31, 2005
($ in thousands except for per share data)	Basic	Diluted	Basic	Diluted
Net Income	$664	$664	$351	$351
Preferred Stock Dividends	83	0	40	0

Net Income Available to Common Stockholders	581	664	311	351

Weighted average shares outstanding	1,473	1,473	1,485	1,485

Diluted Securities:
Preferred Stock		361		355
Options		86		80

Adjusted Weighted Average Shares	1,473	1,920	1,485	1,920

Per Share Amount	$0.39	$0.35	$0.21	$0.18

	Six Months Ended December 31, 2004		Three Months Ended December 31, 2004
($ in thousands except for per share data)	Basic	Diluted	Basic	Diluted
Net Income	$694	$694	$360	$360
Preferred Stock Dividends	89	0	44	0

Net Income Available to Common	605	694	316	360

Weighted average shares outstanding	1,425	1,425	1,429	1,429

Diluted Securities:
Preferred Stock		377		377
Options		109		109

Adjusted Weighted Average Shares	1,425	1,911	1,429	1,915

Per Share Amount	$0.42	$0.36	$0.22	$0.19

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

	($ in thousands except per share data) Six Months Ended December 31,
	2005	2004
Net Income as reported	$664	$694
Amounts recognized as expense in the financial statements	9	—
Deduct: Total stock option based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12)	(13)

Pro forma Net Income	$661	$681

Earnings per share:

Basic - as reported	$0.39	$0.42
Basic – pro forma	0.39	0.42

Diluted – as reported	$0.35	$0.36
Diluted – pro forma	0.34	0.36

	Three Months Ended December 31,
	2005	2004
Net Income as reported	$351	$360
Amounts recognized as expense in the financial statements	4	—
Deduct: Total stock option based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(6)

Pro forma Net Income	$352	$354

Earnings per share:

Basic - as reported	$0.21	$0.22
Basic – pro forma	0.21	0.22

Diluted – as reported	$0.18	$0.19
Diluted – pro forma	0.18	0.19

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1,451,000 of standby letters of credit as of December 31, 2005 and $1,365,000 outstanding as of June 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of December 31, 2005 and June 30, 2005 for guarantees under standby letters of credit issued is not material.

Note 10: Subsequent Events

On January 19, 2006, the Company issued a press release announcing that the Board of Directors has voted to call for redemption of all outstanding shares of Series A Non-cumulative, Perpetual Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), that have not been converted into common stock at the election of the holders and remain outstanding on or prior to the close of business on March 31, 2006 (the “Redemption Date”). All shares of Series A Preferred Stock not converted into shares of Patapsco Bancorp, Inc. common stock prior to the close of business on the Redemption Date will be automatically redeemed.

Prior to the Redemption Date, holders of Series A Preferred Stock may elect to convert such shares into shares of Patapsco Bancorp, Inc. common stock at a rate of 3.993 shares of common stock for each share of Series A Preferred Stock, which, based on the most recent sales price for Patapsco Bancorp, Inc. common stock of $11.00 per share, would amount to a value of $43.92 per share. In accordance with the terms of the Series A Preferred Stock, all shares of Series A Preferred Stock not converted prior to the close of business on the Redemption Date will be redeemed by the Company in exchange for a cash payment of $25.00 per share plus all accrued and unpaid dividends on the Series A Preferred Stock for the quarter ending March 31, 2006.

From and after the Redemption Date, dividends on the Series A Preferred Stock will cease to accrue and the Series A Preferred Stock will no longer be deemed outstanding.

If all holders were to elect to convert their shares, a total of 341,525 shares of common stock would be issued.

Note 11: Recent Accounting Pronouncements

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

On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for Statement No. 123 (R). Under the new rule, the Company is required to adopt SFAS No. 123R on July 1, 2006. The Company has not determined the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s results of operations depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other investments, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and advances from the Federal Home Loan Bank of Atlanta. The net interest income earned on interest-earning assets (“net interest margin”) and the ratio of interest-earning assets to interest-bearing liabilities have a significant impact on net interest income. The Company’s net interest margin is affected by regulatory, economic and competitive factors that influence interest rates, loan and deposit flows. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets mature or re-price at different times, or on a different basis, than its interest-bearing liabilities. To a lesser extent, the Company’s results of operations are also affected by the amount of its non-interest income, primarily deposit service charges, and levels of non-interest expense, which consists principally of compensation and employee benefits, insurance premiums, professional fees, equipment expense, occupancy costs, advertising, data processing and other operating expenses.

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

The allowance for loan losses (“allowance”) represents an amount, that in the judgment of management, will be adequate to absorb probable losses on outstanding loans and leases that may become uncollectible. The allowance represents an estimate made based upon two principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies”, that requires losses to be accrued when their occurrence is probable and estimable, and (2) SFAS No. 114 “Accounting by Creditors for Impairment of a Loan”, that requires losses be accrued when it is probable that the lender will not collect all principal and interest due under the original terms of the loan. The adequacy of the allowance is determined through careful evaluation of the loan portfolio. This determination is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of the current economic environment that may be subject to change. Loans and leases deemed uncollectible are charged against the allowance and recoveries of previously charged-off amounts are credited to it. The level of the allowance is adjusted through the provision for loan losses that is recorded as a current period expense.

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

Management Summary

The Company’s financial results for the three and six months ended December 31, 2005 reflect some significant investments being made to improve the future results of the Company.

Effective July 1, 2005, the Company leased the property at 2028 Joppa Road in Baltimore County from the lessor for the purpose of building a branch office with administrative office space. This facility will replace the Company’s current branch on Joppa Road and much of the leased office space at the Bank’s administrative offices on Harford Road. The expenses associated with leasing this property in the six and three month periods totaled $89,000 and $45,000, respectively.

The Company sold the land and building at 8705 Harford Road that previously had housed a branch office that was merged with the Bank’s branch office at 7802 Harford Road, for a pre-tax gain of $64,000.

The Company has increased the professional staffing in its commercial business, leasing and commercial real estate areas in order to increase loan production. These investments have contributed to $10.7 million pipeline of loans awaiting settlement. While the entire pipeline is not expected to close, the amount is such that continued loan growth is expected by the Company. In January 2006, an additional commercial loan officer was hired who will work in as yet undetermined space in Carroll County, Maryland.

On September 30, 2005, the Company purchased $2.2 million in consumer home improvement loans at par from a local financial institution exiting the home improvement line of business.

Going forward, the immediate challenges facing the organization include funding the anticipated loan growth and controlling operating expenses. With meaningful core deposit growth difficult to attain in the short-term, the Company anticipates utilizing higher cost retail certificates of deposit, wholesale borrowings and possible brokered deposits to fund loan growth. The Company issued $5.0 million in subordinated debentures on October 31, 2005. The Company has a number of internal initiatives in place to control the growth in operating expenses. Management believes that these initiatives will be positive for the future financial performance of the Company.

Comparison of Financial Condition at December 31, 2005 and June 30, 2005

The Company’s assets increased by $15.7 million or 7.7% to $220.4 million at December 31, 2005 compared to $204.7 million at June 30, 2005. Cash generated by the securities portfolio, deposit growth and borrowings were used to fund loan growth, primarily in the commercial business and commercial real estate portfolios.

Interest bearing deposits have increased $1.5 million or 1.0% in the six months ended December 31, 2005 to $153.7 million from $152.2 million at June 30, 2005. Non-interest bearing deposits have increased by $1.5 million or 12.1% to $13.5 million at December 31, 2005 compared to $12.1 million at June 30, 2005.

Total borrowings have increased by $13.3 million as loan growth was funded with advances from the Federal Home Loan Bank of Atlanta and the issuance of $5.0 million in subordinated debentures.

On October 31, 2005 Patapsco Statutory Trust I, a Connecticut statutory business trust and a wholly-owned subsidiary of the Company, issued $5 million of capital trust pass-through securities to investors. The interest rate is fixed for the first seven years at 6.465%. there after, the interest rate adjusts on a quarterly basis at the rate of the three month LIBOR plus 1.48%. Patapsco Statutory Trust I purchased $5,155,000 million of junior subordinated deferrable interest debentures from Patapsco Bancorp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. Patapsco Bancorp has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by Patapsco Bancorp on or after October 31, 2010, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on October 31, 2035. The Company used the proceeds pay-off the $1.8 million loan to a Bankers bank. The remaining funds are available to make capital contributions to the Bank.

Comparison of Operating Results for the Quarter and Six Months Ended December 31, 2005 and December 31, 2004

Net Income

The Company’s net income decreased by $9,000 or 2.5% to $351,000 for the quarter ended December 31, 2005 from $360,000 for the quarter ended December 31, 2004. The Company’s net income decreased by $30,000 or 4.3% to $664,000 for the six months ended December 31, 2005 from $694,000 for the six months ended December 31, 2004. The decrease in the Company’s net income during the comparable three and six month periods results from higher operating expenses, primarily compensation and benefits, offsetting higher net interest and non-interest income.

Interest Income

Total interest income increased by $358,000 or 12.1% to $3.3 million for the quarter ended December 31, 2005 when compared to $2.9 million in the quarter ended December 31, 2004 due primarily to higher loan average balances and rates offsetting lower interest income from the security portfolio and interest-earning cash balances.

Total interest income increased by $439,000 or 7.4% to $6.4 million for the six months ended December 31, 2005 when compared to $5.9 million in the six months ended December 31, 2004 due primarily to higher loan average balances and rates offsetting lower interest income from the security portfolio and interest-earning cash balances.

Interest income on loans receivable increased by $406,000 or 15.2% to $3.1 million for the quarter ended December 31, 2005 from $2.7 million for the quarter ended December 31, 2004. Interest income on loans receivable increased by $514,000 or 9.7% to $5.8 million for the six months ended December 31, 2005 from $5.3 million for the six months ended December 31, 2004. The increase in interest income on loans receivable during both the three and six-month periods is due to both higher average balances on loans receivable and higher yields earned on loans receivable. The majority of the increase in the average balances in loans receivable occurred in most recent quarter.

Interest income on investment and mortgage-backed securities decreased by $30,000 to $230,000 and by $59,000 to $472,000 in the three and six month periods ended December 31, 2005, respectively primarily due to lower average balances outstanding. The Company has redirected pay-downs in the mortgage-backed securities portfolio and maturities in the investment portfolio to the loan portfolio.

Interest income on federal funds sold and other investments decreased by $18,000 or 41.9% to $25,000 for the quarter ended December 31, 2005 from $43,000 for the quarter ended December 31, 2004. Interest income on federal funds sold and other investments decreased by $16,000 or 20.3% to $63,000 for the six months ended December 31, 2005 from $79,000 for the six months ended December 31, 2004. The decreases in the three and six-month periods are due to lower average balances offsetting higher rates earned on these assets.

Interest Expense

Total interest expense increased by $200,000 or 21.3% to $1.1 million for the quarter ended December 31, 2005 from $0.9 million for the quarter ended December 31, 2004. Total interest expense increased $288,000 or 15.3% to $2.2 million for the six-month period ended December 31, 2005 from $1.9 million for the six-month period ended December 31, 2004. The increase in interest expense during the comparable quarterly and six-month periods is due to higher rates paid on deposits and higher average balances outstanding of borrowed money.

Interest expense on deposits increased by $108,000 or 15.3% to $814,000 for the quarter ended December 31, 2005 from $706,000 for the quarter ended December 31, 2004. Interest expense on deposits increased by $174,000 or 12.4% to $1.6 million from $1.4 million for the six months ended December 31, 2004. The increase in interest expense on deposits in both the quarterly and year to date periods is due to higher rates paid on deposit accounts offsetting slightly lower average balances outstanding throughout the respective periods. Interest expense on borrowings increased by $92,000 or 39.2% to $327,000 for the quarter ended December 31, 2005 from $235,000 for the quarter ended December 31, 2004. Interest expense on borrowings increased by $114,000 or 24.3% to $583,000 from $469,000 for the six months ended December 31, 2004. The increase in interest expense in both the quarterly and year to date periods results primarily from higher average balances outstanding. Higher rates paid on borrowings also contributed to the increase.

Net Interest Income

The Company’s net interest income increased by $158,000 or 7.8% to $2.2 million for the quarter ended December 31, 2005 from $2.0 million for the quarter ended December 31, 2004. Net interest income increased by $151,000 or 3.7% to $4.2 million for the six months ended December 31, 2005 from $4.1 million during the six months ended December 31, 2004. The increases in net interest income during the comparable quarters and six-month periods were primarily due to the higher volume of earning assets.

Average Balance Sheet

The following tables set forth certain information relating to the Company’s average balance sheets and reflect the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Dividing annualized income or expense by the average balance of assets or liabilities, respectively, for the periods presented derives these yield and costs. Average balances are daily balances.

The table presents information for the periods indicated with respect to the net interest margin, which is net interest income divided by the average balance of interest-earning assets. Also presented is the difference between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or interest rate spread, which is also used to measure the earnings power of financial institutions.

	Six Months Ended December 31,
	2005			2004
	Average Balance	Interest	Average Rate(1)	Average Balance	Interest	Average Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (2)	166,880	$5,838	7.00%	$154,389	$5,324	6.90%
Investment and mortgage-backed securities	24,793	472	3.81%	29,581	531	3.59%
Federal funds sold and other interest-earning assets	3,478	63	3.67%	9,369	79	1.69%

Total interest earning assets	195,151	6,373	6.53%	193,339	5,934	6.14%
Non-interest-earning assets	13,401			12,071

Total assets	$208,552			$205,410

Interest-bearing liabilities:
Savings deposits	$151,201	$1,583	2.09%	$153,832	$1,409	1.83%
Borrowings	25,120	583	4.65%	21,457	469	4.38%

Total interest-bearing liabilities	176,321	2,166	2.46%	175,289	1,878	2.14%

Non-interest-bearing liabilities	14,465			13,226

Total liabilities	190,786			188,515
Stockholders’ equity	17,766			16,895

Total liabilities and stockholders’ equity	$208,552			$205,410

Net interest income		$4,207			$4,056

Interest rate spread			4.07%			4.00%

Net Interest margin			4.31%			4.20%

Ratio of average interest-earning assets to average interest-bearing liabilities			110.68%			110.30%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

	Three Months Ended December 31,
	2005			2004
	Average Balance	Interest	Average Rate(1)	Average Balance	Interest	Average Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (2)	$172,646	$3,072	7.12%	$153,034	$2,666	6.97%
Investment and mortgage-backed securities	24,222	230	3.80%	28,666	260	3.62%
Federal funds sold and other interest-earning assets	2,426	25	4.22%	9,348	43	1.86%

Total interest earning assets	199,294	3,327	6.68%	191,048	2,969	6.22%
Non-interest-earning assets	13,926			13,422

Total assets	$213,220			$204,470

Interest-bearing liabilities:
Savings deposits	$151,207	$814	2.15%	$153,294	$706	1.85%
Borrowings	28,619	327	4.57%	21,400	235	4.40%

Total interest-bearing liabilities	179,826	1,141	2.54%	174,694	941	2.15%

Non-interest-bearing liabilities	15,544			12,730

Total liabilities	195,370			187,424
Stockholders’ equity	17,850			17,046

Total liabilities and stockholders’ equity	$213,220			$204,470

Net Interest Income		$2,186			$2,028

Interest rate spread			4.14%			4.07%

Net interest margin			4.39%			4.25%

Ratio of average interest-earning assets to average interest-bearing liabilities			110.83%			109.36%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

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

The Company’s provision for loan losses in the quarter ended December 31, 2005 decreased $30,000 or 60.0% to $20,000 from $50,000 in the quarter ended December 31, 2004. The provision for loan losses decreased by $45,000 or 52.9% to $40,000 in the six-months ended December 31, 2005 from $85,000 in the six-months ended December 31, 2004. Due to charge-offs and growth in the loan portfolio, the Company’s allowance for loan losses has decreased as a percentage of total loans outstanding to 0.53% at December 31, 2005 from 0.58% at June 30, 2005. The Company’s allowance for loan losses as a percentage of non-performing loans was 488.21% at December 31, 2005 as compared to 2,486.8% at June 30, 2005.

Activity in the allowance for loan losses is as follows (dollars in thousands):

	Six Months Ended		Three Months Ended
	December 31,
	2005	2004	2005	2004
Allowance for loan losses, beginning of period	$945	936	$946	937

Provision for loan losses	40	85	20	50

Loans Charged Off:
Consumer	97	93	28	60
Real Estate	0	0	0	0
Commercial	17	64	5	24

Total Charge-Offs	114	157	33	84

Recoveries:
Consumer	23	34	11	24
Real Estate	0	0	0	0
Commercial	58	34	8	5

Total Recoveries	81	68	19	29

Allowance for loan losses, end of period	$952	$932	$952	$932

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated.

($ In thousands)	At December 31, 2005	At June 30, 2005
Loans accounted for on a non-accrual basis: (1)
Real estate:
Residential	$—	$—
Commercial	—	—
Construction	—	—
Consumer	30	16
Commercial Loan/Lease	165	22

Total	$195	$38
Accruing loans which are contractually past due 90 days or more	$—	$—

Total	$—	$—

Total non-performing loans	$195	$38

Percentage of total loans	0.11%	0.02%

Other non-performing assets (2)	$—	$60

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other non-performing assets represents property acquired by the Company through foreclosure or repossession.

At December 31, 2005, non-accrual loans consists of two commercial leases totaling $76,000, one commercial loan totaling $90,000, one home equity loan with a balance of $24,000 and one secured consumer loan for $5,000. The commercial loan is secured by business assets, land and carries an SBA guarantee.

Non-interest Income

The Company’s non-interest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities, loans and repossessed real estate. Total non-interest income increased by $19,000 or 10.6% to $198,000 for the quarter ended December 31, 2005 from $179,000 for the quarter ended December 31, 2004. Total non-interest income increased by $132,000 or 42.7% to $441,000 during the six months ended December 31, 2005 from $309,000 during the six months ended December 31, 2004. Non-interest income has increased in the quarterly period due to higher sales of investment products and higher service charges on deposit accounts. Non-interest income has increased in the six-month period due to the $64,000 gain on the sale of an office building as well as increased sales of investment products and higher service charges on deposit accounts.

Non-interest Expenses

Total non-interest expenses increased by $207,000 or 13.0% to $1.8 million for the quarter ended December 31, 2005 from $1.6 million for the quarter ended December 31, 2004. Total non-interest expense increased by $350,000 or 10.9% to $3.5 million during the six months ended December 31, 2005 from $3.2 million during the six months ended December 31, 2004. The primary reasons for the increases in both the three and six-month period is the additions to the loan production staff and the cost of leasing the site where the Bank is building a new branch.

Income Taxes

Income tax expense was $213,000 (or 37.8% of income before the provision for income taxes) and $204,000 (or 36.20% of income before the provision for income taxes) for the three month periods ended December 31, 2005 and 2004, respectively. Income tax expense was $399,000 (or 37.5% of income before the provision for income taxes) and $391,000 (or 36.0% of income before the provision for income taxes) for the six month periods ended December 31, 2005 and 2004, respectively. The increase in the effective income tax rates is attributable to the lower percentage of total revenue attributable to tax- free income on Bank Owned Life Insurance.

Liquidity and Capital Resources

An important component of the Company’s asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. The Company’s Asset/Liability Management Committee has established general guidelines for the maintenance of prudent levels of liquidity. The Committee continually monitors the amount and sources of available liquidity, the time to acquire it and its cost. Management of the Company seeks to maintain an adequate level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide lower rates of return, a high level of liquidity will, to a certain extent, result in lower net interest margins and lower net income.

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At December 31, 2005, the Company’s cash on hand, interest-bearing deposits and Federal funds sold totaled $7.6 million. In addition, the Company has approximately $20.9 million of mortgage-backed and investment securities classified as available-for-sale.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $10.7 million. These funds will be internally generated, raised through deposit operations, or borrowed. Certificates of deposits that are scheduled to mature in less than one year at December 31, 2005 totaled $37.8 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $775,000 for the payment of common and preferred dividends as well as interest payments on the $5.0 million in subordinated debentures. The holding company currently has cash on hand of $3.2 million. The only recurring source of funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the holding company from the bank is limited by the earnings of the bank.

On January 20, 2006, the Company announced that it has elected to call for redemption ($25.00) per share or conversion (3.993 common stock for each share of preferred stock) all outstanding shares of preferred stock that have not been converted into common stock at the election of the holders and remain outstanding on or prior to the close of business on March 31, 2006, the redemption date. To the extent that any preferred shareholders choose to redeem rather than convert their preferred shares, the Company’s cash and capital will be reduced. As the value of the conversion option substantially exceeds the value of the redemption option, the Company anticipates that the vast majority of preferred shareholders will convert their shares into common.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	December 31, 2005	June 30, 2005
	(dollars in thousands)
Commitments to originate new loans	$10,683	$9,000
Undisbursed lines of credit	10,386	9,799
Financial standby letters of credit	1,451	1,365

Contractual Obligations

The following table sets forth the company’s contractual obligations as of December 31, 2005:

	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
	( In thousands)
Time Deposits	$37,896	$21,682	$19,992	$2,707
Long-term borrowings	6,750	4,700	8,100	14,000
Lease obligations	237	323	310	2,520

Total Contractual Cash Obligations	$44,883	$26,705	$28,402	$19,227

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15.

Part II. Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders The following table sets forth matters that were voted upon at the Company’s Annual Meeting of Stockholder’s held on October 27, 2005:

	Votes For	Votes Against	Broker Non-votes	Abstain
Election of Directors:

Thomas P. O’Neill	1,184,038	63,528	—	—
Douglas H. Ludwig	1,185,683	61,883	—	—

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATAPSCO BANCORP, INC.

Date: February 14, 2006
/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2006

/s/ Michael J. Dee
Michael J. Dee
Chief Financial Officer & Controller
(Principal Financial Officer)