Form 10QSB
period 2006-03-31
PATAPSCO BANCORP INC
filed 2006-05-12
CIK 1003961

United States

Securities and Exchange Commission

Washington, D C 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2006

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

As of May 9, 2006, the issuer had 1,800,351 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

($ in thousands except for per share data)

	March 31, 2006	June 30, 2005
	(Unaudited)
Assets
Cash on hand and due from banks	$4,403	$5,270
Interest bearing deposits in other banks	478	970
Federal funds sold	776	1,408

Cash and Cash equivalents	5,657	7,648
Time deposits at other financial institutions	608	619
Securities available for sale	20,213	24,800
Loans receivable, net of allowance for loan losses of $951
and $945, respectively	190,234	161,094
Investment in securities required by law, at cost	2,416	1,677
Property and equipment, net	1,857	1,585
Goodwill and other intangible assets	3,367	3,406
Accrued interest and other assets	4,046	3,875

Total assets	$228,398	$204,704

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non interest bearing deposits	$13,305	$12,072
Interest bearing deposits	154,778	152,248

Total Deposits	168,083	164,320
Accrued expenses and other liabilities	2,273	2,564
Subordinated debentures	5,000	—
Short-term debt	11,000	—
Long term debt	24,050	20,233

Total liabilities	210,406	187,117

Temporary Equity – ESOP shares subject to put option	1,255	1,266

Stockholders’ equity:
Preferred stock-Series A Noncumultive Convertible Perpetual $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $25 per share; 0 and 93,745 shares outstanding, respectively	—	1
Additional paid-in capital	—	2,345
Common stock $0.01 par value: authorized 4,000,000 shares: issued and outstanding 1,802,441 and 1,414,456 shares, respectively	18	14
Additional paid-in capital	6,769	4,332
Obligation under deferred compensation	391	440
Deferred compensation contra	(78)	(78)
Retained earnings, substantially restricted	10,008	9,438
Accumulated other comprehensive loss, net of taxes	(371)	(171)
Total stockholders’ equity – permanent	16,737	16,321

Total stockholders’ equity including temporary equity	17,992	17,587

Total liabilities and stockholders’ equity	$228,398	$204,704

See accompanying notes to consolidated financial statements

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands except for per share data)

	For Nine Months Ended March 31,		For Three Months Ended March 31,
	2006	2005	2006	2005
Interest income:
Loans receivable	$9,076	$8,006	$3,238	$2,682
Securities, including securities required by law	716	788	245	257
Federal funds sold and other investments	79	117	15	38

Total interest income	9,871	8,911	3,498	2,977

Interest expense:
Deposits	2,486	2,116	903	707
Short-term debt	106	—	78	—
Long-term debt	889	707	334	238

Total interest expense	3,481	2,823	1,315	945

Net interest income	6,390	6,088	2,183	2,032
Provision for losses on loans	40	185	—	100

Net interest income after provision for losses on loans	6,350	5,903	2,183	1,932

Non-interest income:
Fees and service charges	457	392	157	147
Net gain on sale of securities available for sale	2	—	—	—
Net gain on sale of office building	64	—	—	—
Other	119	93	42	29

Total non-interest income	642	485	201	176

Non-interest expenses:
Compensation and employee benefits	3,425	2,945	1,205	1,035
Professional fees	161	226	64	77
Equipment expense	252	201	78	77
Net Occupancy expense	419	229	137	78
Advertising	67	141	22	47
Data processing	203	182	68	69
Amortization of core deposit intangible	39	39	13	13
Telephone, postage and delivery	208	204	69	65
Other	679	748	252	259

Total non-interest expense	5,453	4,915	1,908	1,720

Income before provision for income taxes	1,539	1,473	476	388
Provision for income taxes	574	532	175	141

Net Income	$965	$941	$301	$247
Preferred dividends declared	123	133	40	44

Net income available to common stockholders	$842	$808	$261	$203

Basic earnings per share	$0.57	$0.56	$0.17	$0.14

Diluted earnings per share	$0.50	$0.49	$0.16	$0.13

Cash dividends declared per common share	$0.1875	$0.173	$0.0625	$0.0575

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

($ in thousands)

	For Nine Months Ended March 31,		For Three Months Ended March 31,
	2006	2005	2006	2005
Net income	$965	$941	$301	$247
Other comprehensive income (loss), net of tax:
Unrealized net holding (losses)/gains on available-for-sale securities net of taxes of ($126),$55,($29),($127)	(199)	87	(46)	(202)
Reclassification adjustment for gains Included in net income, net of tax of $0.6, $0, $0.6, 0	(1)	—	(1)	—

Comprehensive income	$765	$1,028	$254	$45

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)

	For Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$965	$941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	236	194
Gain on sale of available for sale securities	(2)	—
Gain on sale of office building	(64)	—
Provision for losses on loans	40	185
Amortization of deferred loan origination fees, net of costs	(32)	(119)
Amortization of premiums and discounts, net	14	(10)
Amortization of core deposit intangible	39	39
Increase in the cash value of life insurance	(40)	(45)
Increase in accrued interest and other assets	(5)	(89)
Increase (decrease) in accrued expenses and other liabilities	278	(174)

Net cash provided by operating activities	1,429	922

Cash flows from investing activities:
Loan principal disbursements, net of repayments	(26,459)	(5,044)
Proceeds from maturing time deposit investments	—	293
Purchase of consumer loans	(2,726)	—
Proceeds from maturing securities available for sale and principal payments on mortgage-backed securities	3,924	4,795
Proceeds from sale of securities available for sale	302	—
Purchase of securities available-for-sale	(7)	(1,506)
Purchase of investments required by law	(739)	(165)
Redemption of investments required by law	—	267
Purchase of property and equipment	(444)	(158)

Net cash used in investing activities	(26,149)	(1,518)
Cash flows from financing activities:
Net increase (decrease) in deposits	3,841	(4,133)
Net increase in short-term debt	11,000	—
Proceeds from long-term debt	9,000	—
Repayments of long-term debt	(5,183)	(1,583)
Proceeds from the issuance of subordinated debentures	5,000	—
Decrease in deposits by borrowers for taxes and insurance	(573)	(628)
Repurchase of preferred stock	(67)	—
Cash received from exercise of stock options	151	47
Dividends paid	(440)	(370)

Net cash provided by (used in) financing activities	22,729	(6,667)

Net decrease in cash and cash equivalents	(1,991)	(7,263)
Cash and cash equivalents at beginning of period	7,648	18,144

Cash and cash equivalents end of period	$5,657	$10,881

Supplemental information:
Interest paid on deposits	$3,597	$2,852
Income taxes paid	529	540
Non-cash equity transactions:
Conversion of preferred shares to common – 91,069 preferred into 363,638 common and 4,345 preferred into 17,348 common in the nine months ended March 31, 2006 and 2005, respectively	2,279	109

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

Note 3: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the consolidated interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-KSB for the year ended June 30, 2005.

Note 4: Cash and Cash Equivalents

Cash equivalents include short-term investments, with an original maturity of 90 days or less, which consist of federal funds sold and interest bearing deposits in other financial institutions.

Note 5: Regulatory Capital Requirements

On February 27, 2006, The Board of Governors of the Federal Reserve System (Board) announced the approval of a final rule that expands the definition of a small bank holding company under the Board’s Small Bank Holding Company Policy Statement and the Board’s risk based and leverage capital guidelines for bank holding companies. The Company has been informed by the Federal Reserve Bank of Richmond that it meets the expanded criteria for definition as a small bank holding company. One result of this rule change is that the Company is now exempt from the Board’s consolidated risk-based and leverage capital adequacy guidelines for Bank Holding Companies. The Bank’s regulatory capital guidelines remain unchanged.

At March 31, 2006, the Bank met each of the three minimum regulatory capital requirements.

The following table summarizes the Bank’s regulatory capital position at March 31, 2006 (in thousands).

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$17,695	10.92%	$12,959	8.00%	$16,199	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$16,743	10.34%	$6,480	4.00%	$9,720	6.00%
Tier 1 Capital (to Average Assets)	$16,743	7.64%	$8,769	4.00%	$10,961	5.00%

Note 6: Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding and shares obligated under the Rabbi trust. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Earnings per share for the prior periods ended March 31, 2005 have been restated to reflect stock dividends and the three for one stock split in the form of a 200% stock dividend declared in June 2005.

	Nine Months Ended March 31, 2006		Three Months Ended March 31, 2006
($ in thousands except for per share data)	Basic	Diluted	Basic	Diluted
Net Income	$965	$965	$301	$301
Preferred Stock Dividends	123	0	40	0

Net Income Available to Common Stockholders	$842	$965	$261	$301

Weighted average shares outstanding	1,485	1,485	1,509	1,509

Diluted Securities:
Preferred Stock		353		337
Options		82		75

Adjusted Weighted Average Shares	1,485	1,920	1,509	1,921

Per Share Amount	$0.57	$0.50	$0.17	$0.16

	Nine Months Ended March 31, 2005		Three Months Ended March 31, 2005
($ in thousands)($ in thousands except for per share data)	Basic	Diluted	Basic	Diluted
Net Income	$941	$941	$247	$247
Preferred Stock Dividends	133	0	44	0

Net Income Available to Common Stockholders	$808	$941	$203	$247

Weighted average shares outstanding	1,431	1,431	1,445	1,445

Diluted Securities:
Preferred Stock		374		374
Options		102		102

Adjusted Weighted Average Shares	1,431	1,907	1,445	1,921

Per Share Amount	$0.56	$0.49	$0.14	$0.13

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

($ in thousands except per share data)

	Nine Months Ended
	03/31/05	03/31/04
Net Income as reported	$965	$941
Amounts recognized as expense in the financial statements	17	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22)	(20)

Proforma Net Income	$961	$921

Earnings per share:

Basic - as reported	$0.57	$0.56
Basic – pro forma	0.56	0.55

Diluted – as reported	$0.50	$0.49
Diluted – pro forma	0.50	0.48

	Three Months Ended
	03/31/05	03/31/04
Net Income as reported	$301	$247
Amounts recognized as expense in the financial statements	8	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9)	(7)

Proforma Net Income	$300	$240

Earnings per share:

Basic - as reported	$0.17	$0.14
Basic – pro forma	0.17	0.14

Diluted – as reported	$0.16	$0.13
Diluted – pro forma	0.16	0.13

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1.5 million of standby letters of credit as of March 31, 2006 and $1,365,000 at June 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2006 and June 30, 2005 for guarantees under standby letters of credit issued is not material.

Note 10: Subordinated Debentures:

On October 31, Patapsco Statutory Trust I, a Connecticut statutory business trust and an unconsolidated wholly-owned subsidiary of the Company, issued $5 million of capital trust pass-through securities to investors. The interest rate is fixed for the first seven years at 6.465%. there after, the interest rate adjusts on a quarterly basis at the rate of the three month LIBOR plus 1.48%. Patapsco Statutory Trust I purchased $5,155,000 million of junior subordinated deferrable interest debentures from Patapsco Bancorp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. Patapsco Bancorp has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by Patapsco Bancorp on or after October 31, 2010, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on October 31, 2035. The Company used the proceeds pay-off the $1.8 million loan to a Bankers bank. The remaining funds are available to make capital contributions to the Bank.

Note 11: Preferred Stock

On January 19, 2006, the Company issued a press release announcing that the Board of Directors has voted to call for redemption of all outstanding shares of Series A Non-cumulative, Perpetual Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), that have not been converted into common stock at the election of the holders and remain outstanding on or prior to the close of business on March 31, 2006 (the “Redemption Date”). All shares of Series A Preferred Stock not converted into shares of Patapsco Bancorp, Inc. common stock prior to the close of business on the Redemption Date were automatically redeemed at the face value of $25 per share.

A total of 82,375 of the 85,051 outstanding preferred shares elected to convert their shares into Company common stock. The remaining 2,676 shares were redeemed at $25 per share for a total of $66,900. As a result, the Company’s common stock outstanding increased by 328,924 shares to 1,802,441 and shareholders’ equity decreased by $66,900.

Note 12: Recent Accounting Pronouncements

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

FAS 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial position and results of operations.

FAS 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

General

The Company’s results of operations depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other investments, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and advances from the Federal Home Loan Bank of Atlanta. The net interest income earned on interest-earning assets (“net interest margin”) and the ratio of interest-earning assets to interest-bearing liabilities have a significant impact on net interest income. The Company’s net interest margin is affected by regulatory, economic and competitive factors that influence interest rates as well as loan and deposit flows. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities. The Company’s results of operations are also significantly impacted by the amount of its non-interest income, including loan fees and service charges, and levels of non-interest expense, which consists principally of compensation and employee benefits, insurance premiums, professional fees, equipment expense, occupancy costs, advertising, data processing and other operating expenses.

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 114, Accounting for Creditors for Impairment of a Loan, as amended by Statement 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (collectively referred to as “Statement 114”), Patapsco determines and recognizes impairment of certain loans. A loan is determined to be impaired when, based on current information and events, it is probable that Patapsco will be unable to collect all amounts due according to the contractual terms of the loan agreement. Patapsco generally considers a period of delay in payment to include delinquency up to and including 90 days. Statement 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at each loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Statement 114 is generally applicable for all loans except large groups of smaller-balance homogeneous loans that are evaluated collectively for impairment, including residential first and second mortgage loans and consumer installment loans. Impaired loans are therefore generally comprised of commercial mortgage, real estate development, and certain restructured residential loans. In addition, impaired loans are generally loans which management has placed in non-accrual status since loans are placed in non-accrual status on the earlier of the date that management determines that the collection of principal and/or interest is in doubt or the date that principal or interest is 90 days or more past-due.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of the probable losses in the loan and lease portfolio can vary significantly from amounts that actually occur.

SFAS No. 123, “Accounting for Stock-Based Compensation”, permits the Company to make certain disclosures as if the fair value method of accounting had been applied to the Company’s stock option grants made subsequent to 1994 rather than reflect the expense in the statement of operations. Accordingly, no stock option based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Comparison of Financial Condition at March 31, 2006 and June 30, 2005

The Company’s assets increased by $23.7 million or 11.6% to $228.4 million at March 31, 2006 compared to $204.7 million at June 30, 2005. Loans have increased $29.1 million or 18.1% to $190.2 million at March 31, 2006 from $161.1 million at June 30, 2005. Construction loans have increased $7.8 million to $13.3 million, commercial business loans have increased $7.1 million to $35.2 million, commercial real estate loans have increased $5.7 million to $30.8 million, residential real estate loans have increased $4.4 million to $78.9 million, consumer loans have increased $2.4 million to $17.5 million and commercial equipment leases have increased $1.8 million to $15.4 million. Asset growth was funded with borrowings from the Federal Home Loan Bank of Atlanta and $5 million in subordinated debentures issued in October 2005 as well as cash on hand and maturities and other cash flows from the securities portfolio.

Interest bearing deposits increased $2.6 million or 1.7% in the nine months ended March 31, 2006 to $154.8 million from $152.2 million at June 30, 2005. This increase has primarily occurred in the certificate of deposit account category where $2.2 million in brokered certificates were issued in February 2006. Non-interest bearing deposits increased by $1.2 million or 10.2% to $13.3 million at March 31, 2006 from $12.1 million at June 30, 2005.

Total borrowings have increased by $19.8 million as loan growth has far exceeded deposit growth and cash generated by the securities portfolio. At March 31, 2006, short-term borrowings consisted of $7 million in 14 day fixed rate credits and $4 million in daily rate credits from the Federal Home Loan Bank of Atlanta.

Comparison of Operating Results for the Quarter and Nine Months Ended March 31, 2006 and March 31, 2005

Net Income

The Company’s net income increased by $54,000 or 21.9% to $301,000 for the quarter ended March 31, 2006 from $247,000 for the quarter ended March 31, 2005. The Company’s net income increased by $24,000 or 2.6% to $965,000 for the nine months ended March 31, 2006 from $941,000 for the nine months ended March 31, 2005. The increase in the Company’s net income during the comparable three-month period is a result of a higher net interest income, primarily due to the increased volume of loans, a lower provision for loan losses and higher non-interest income offsetting higher operating expenses . The increase in the Company’s net income for the comparable nine-month period is a result of higher net interest income, a lower provision for loan losses and higher non-interest income offsetting higher operating expenses

Interest Income

Total interest income increased by $521,000 or 17.5% to $3.5 million for the quarter ended March 31, 2006 when compared to $3.0 million in the quarter ended March 31, 2005 as higher interest income due to increased loan balances, as well as higher rates earned on all asset classes offset lower balances in the investment portfolio.

Total interest income increased by $1.0 million or 10.8% to $9.9 million for the nine months ended March 31, 2006 when compared to $8.9 million in the nine months ended March 31, 2005 as higher interest income on loans offset lower interest income on the investment portfolio.

Interest income on loans receivable increased by $556,000 or 20.7% to $3.2 million for the quarter ended March 31, 2006 from $2.7 million for the quarter ended March 31, 2005. Interest income on loans receivable increased by $1.0 million or 13.4% to $9.0 million for the nine months ended March 31, 2006 from $8.0 million for the nine months ended March 31, 2005. The increase in interest income on loans receivable during both the three and nine-month periods is primarily due to higher average balances of these assets. Increased rates earned on loans also contributed to the increases in both the nine and three month periods.

Interest income on investment and mortgage-backed securities decreased by $12,000 or 4.7% to $245,000 and by $72,000 or 9.1% to $716,000 in the three and nine month periods ended March 31, 2006, respectively due to lower average balances offsetting higher rates earned on these assets. The Company has been reinvesting cash generated from the investment portfolio into the loan portfolio.

Interest income on federal funds sold and other investments decreased by $23,000 or 60.5% to $15,000 for the quarter ended March 31, 2006 from $38,000 for the quarter ended March 31, 2005. Interest income on federal funds sold and other investments decreased by $38,000 or 32.5% to $79,000 for the nine months ended March 31, 2006 from $117,000 for the nine months ended March 31, 2005. The decrease in the three and nine-month periods are due to lower average balances of short-term investments offsetting higher rates earned on these assets.

Interest Expense

Total interest expense increased by $370,000 or 39.2% to $1.3 million for the quarter ended March 31, 2006 from $0.9 million for the quarter ended March 31, 2005. Total interest expense increased by $0.7 million or 23.3% to $3.5 million in the nine months ended March 31, 2006 from $2.8 million. The increase in interest expense during the comparable quarterly and year-to-date periods is due to the higher average balances of borrowed money and the higher rates paid on deposits and borrowings.

Interest expense on deposits increased by $196,000 or 27.7% to $903,000 for the quarter ended March 31, 2006 from $707,000 for the quarter ended March 31, 2005. Interest expense on deposits increased by $370,000 or 17.5% to $2.5 million from $2.1 million for the nine months ended March 31, 2005. The increase in interest expense on deposits in both the quarterly and year to date periods is primarily due to higher rates paid on deposits.

Interest expense on short-term borrowings increased by $78,000 from $0 for the quarter ended March 31, 2006 and by $106,000 from $0 for the nine-month period March 31, 2006 when compared to the comparable periods ended March 31, 2005. The Company has utilized short-term borrowings to take advantage of the lower cost of these borrowings and to provide temporary liquidity in times of increased loan fundings. Interest expense on long-term borrowings increased by $96,000 or 40.3% to $334,000 from $238,000 for the three month period ended March 31, 2006 as compared to the three month period ended March 31, 2005 due to higher average balances and slightly higher rates paid on these borrowings. Interest expense on long-term borrowings increased by $182,000 or 25.7% to $889,000 from $707,000 for the nine month period ended March 31, 2006 as compared to the nine month period ended March 31, 2005 due to both higher average balances and higher rates paid on these borrowings.

Net Interest Income

The Company’s net interest income increased by $151,000 or 7.4% to $2.2 million for the quarter ended March 31, 2006 from $2.0 million for the quarter ended March 31, 2005. Net interest income increased by $302,000 or 5.0% to $6.4 million for the nine months ended March 31, 2006 from $6.1 million during the nine months ended March 31, 2005. The increases in net interest income during the comparable quarters and nine-month periods were primarily due to the higher volume of earning assets.

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

	Nine Months Ended March 31,				Interest	Average Rate(1)
	2006		2005
	Average Balance	Interest	Average Rate(1)	Average Balance
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (2)	$172,672	$9,076	7.01%	$155,015	$8,006	6.89%
Investment and mortgage-backed securities	24,186	716	3.95%	28,773	788	3.65%
Federal funds sold and other interest-earning assets	2,905	79	3.64%	8,540	117	1.83%

Total interest earning assets	199,763	9,871	6.59%	192,328	8,911	6.18%
Noninterest-earning assets	13,499			12,533

Total assets	$213,262			$204,861

Interest-bearing liabilities:
Deposits	$152,214	$2,486	2.18%	$153,748	$2,116	1.84%
Short-term borrowings	3,197	106	4.41%	—	—	—
Long-term borrowings	25,390	889	4.67%	21,433	707	4.40%

Total interest-bearing liabilities	180,801	3,481	2.57%	175,181	2,823	2.15%

Noninterest-bearing liabilities	14,627			12,679

Total liabilities	195,428			187,860
Stockholders’ equity	17,834			17,001

Total liabilities and stockholders’ equity	$213,262			$204,861

Net interest income		$6,390			$6,088

Interest rate spread			4.02%			4.03%

Net interest margin			4.27%			4.22%

Ratio of average interest-earning assets to average interest-bearing liabilities			110.49%			109.79%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

	Three Months Ended March 31,				Interest	Average Rate(1)
	2006		2005
	Average Balance	Interest	Average Rate(1)	Average Balance
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (2)	$184,660	$3,238	7.01%	$156,561	$2,682	6.85%
Investment and mortgage-backed securities	22,974	245	4.26%	27,120	257	3.79%
Federal funds sold and other interest-earning assets	1,759	15	3.54%	6,642	38	2.29%

Total interest earning assets	209,393	3,498	6.68%	190,323	2,977	6.26%
Noninterest-earning assets	13,289			14,180

Total assets	$222,682			$204,503

Interest-bearing liabilities:
Deposits	$154,239	$903	2.34%	$152,219	$707	1.85%
Short-term borrowings	6,687	78	4.67%	—	—	—
Long-term borrowings	28,836	334	4.64%	21,384	238	4.45%

Total interest-bearing liabilities	189,762	1,315	2.77%	173,603	945	2.18%

Noninterest-bearing liabilities	15,080			13,854

Total liabilities	204,842			187,457
Stockholders’ equity	17,840			17,046

Total liabilities and stockholders’ equity	$222,682			$204,503

Net interest income		$2,183			$2,032

Interest rate spread			3.91%			4.08%

Net interest margin			4.17%			4.27%

Ratio of average interest-earning assets to average interest-bearing liabilities			110.35%			109.63%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

Provision For Loan Losses

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for loan losses. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance for loan losses is determined through a continuous review of the loan and lease portfolio and considers factors such as prior loss experience, type of collateral, industry standards, past due loans in the Company’s loan portfolio, current economic conditions, both national and local, and other factors unique to particular loans and leases. The Company’s management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio

The Company made no provision for loan losses in the quarter ended March 31, 2006. The provision for loan losses in the quarter ended March 31, 2005 was $100,000. The provision for loan losses decreased by $145,000 or 78.4% to $40,000 in the nine-months ended March 31, 2006 from $185,000 in the nine-months ended March 31, 2005. The ratio of the allowance for loan losses as a percentage of total loans outstanding decreasing to 0.50% at March 31, 2006 from 0.58% at June 30, 2005. The Company’s allowance for loan losses as a percentage of non-performing loans was 408.2% at March 31, 2006 as compared to 2,486.8% at June 30, 2005. Although non-performing loans have increased since June 30, 2005, the Company does not expect to incur any significant losses on these loans.

Activity in the allowance for loan losses is as follows (dollars in thousands):

	Nine Months Ended		Three Months Ended
	March 31,
	2006	2005	2006	2005
Allowance for loan losses, beginning of period	$945	$936	$952	$932

Provision for loan losses	40	185	—	100

Loans Charged Off:
Consumer	113	109	17	16
Real Estate	—	—	0	—
Commercial	29	167	11	103

Total Charge-Offs	142	276	28	119

Recoveries:
Consumer	28	47	6	14
Real Estate	—	—	—	—
Commercial	80	51	21	16

Total Recoveries	108	98	27	30

Allowance for loan losses, end of period	$951	$943	$951	$943

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated.

	At March 31,	At June 30,
	2006	2005
	($ in thousands)
Loans accounted for on a non-accrual basis: (1)
Real estate:
Residential	$—	$—
Commercial	—	—
Construction	—	—
Consumer	24	16
Commercial Loan/Lease	209	22

Total	$233	$38

Accruing loans which are contractually past due 90 days or more	$—	$—

Total	$—	$—

Total non-performing loans	$233	$38

Percentage of total loans	0.12%	0.02%

Other non-performing assets (2)	$—	$60

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other non-performing assets represent property acquired by the Company through foreclosure or repossession.

At March 31, 2006, non-accrual loans consisted of one commercial business loan with a balance of $139,000, one commercial lease with a balance of $70,000 and one home equity loan with a balance of $24,000.

Non-interest Income

The Company’s non-interest income consists of deposit fees, service charges, fees on the sale of annuities and investment products, and gains and losses on sales of securities, loans and repossessed assets. Total non-interest income increased by $25,000 or 14.2% to $201,000 for the quarter ended March 31, 2006 from $176,000 for the quarter ended March 31, 2005. Total non-interest income increased by $157,000 or 32.4% to $642,000 during the nine months ended March 31, 2006 from $485,000 during the nine months ended March 31, 2005. Included in the year-to-date amount is a gain on the sale of an office building of $64,000. Non-interest income has increased due to this gain, higher sales of investment products and higher service charges on deposit accounts.

Non-interest Expenses

Total non-interest expenses increased by $188,000 or 10.9% to $1.9 million for the quarter ended March 31, 2006 from $1.7 million for the quarter ended March 31, 2005. Total non-interest expense increased by $0.5 million or 10.9% to $5.5 million during the nine months ended March 31, 2006 from $4.9 million during the nine months ended March 31, 2005. The primary reasons for the increases in both the three and nine-month period are the investments being made in personnel, primarily the commercial and commercial real estate lending staff, technology and facilities in order to support future growth and the increased costs associated with regulatory compliance. The declines in advertising, other and professional fee expenses in the quarter and year to date periods is due to the management of the discretionary portion of these expense categories.

Income Taxes

Income tax expense was $175,000 (or 36.7% of income before the provision for income taxes) and $141,000 (or 36.3% of income before the provision for income taxes) for the quarters ended March 31, 2006 and 2005, respectively. Income tax expense was $574,000 (or 37.3% of income before the provision for income taxes) and $532,000 (or 36.1% of income before the provision for income taxes) for the nine month periods ended March 31, 2006 and 2005, respectively.

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

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At March 31, 2006, the Company’s cash on hand, interest-bearing deposits and Federal funds sold totaled $5.6 million. In addition, the Company has approximately $20.2 million of mortgage-backed and investment securities classified as available-for-sale.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments and undisbursed lines of credit of $22.8 million. These funds will be internally generated, raised through deposit operations, or borrowed. Certificates of deposits that are scheduled to mature in less than one year at March 31, 2006 totaled $40.0 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $775,000 for the payment of common dividends as well as interest payments on the $5.0 million in subordinated debentures outstanding. The holding company currently has cash on hand of $3.0 million. The only source of funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the holding company from the bank is limited by the earnings of the bank.

As discussed in Note 5 - Regulatory Capital Requirements, the Bank exceeded all regulatory minimum capital requirements and was well capitalized at March 31, 2006.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	March 31, 2006	June 30, 2005
	(dollars in thousands)
Commitments to originate new loans	$12,345	$9,000
Undisbursed lines of credit	10,454	9,799
Financial standby letters of credit	1,525	1,365

Contractual Obligations

The following table sets forth the company’s contractual obligations as of March 31, 2006:

	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
	($ in thousands)
Time Deposits	$40,044	$22,688	$20,702	$1,978
Short-term borrowings	11,000	—	—	—
Long-term borrowings	2,250	4,700	8,100	14,000
Lease obligations	246	323	310	2,450

Total Contractual Cash Obligations	$53,540	$27,711	$29,112	$18,428

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

Date: May 12, 2006
/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2006
/s/ Michael J. Dee
Michael J. Dee
Chief Financial Officer & Controller
(Principal Financial Officer)