Form 10KSB
period 2006-06-30
PATAPSCO BANCORP INC
filed 2006-09-28
CIK 1003961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Common stock, par value $.01 per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

For the fiscal year ended June 30, 2006, the issuer had $14,427,000 in revenues.

As of September 11, 2006, the aggregate market value of voting common stock held by nonaffiliates was approximately $15,820,937, computed by reference to the most recent sales price on September 11, 2006 as reported on the OTC Electronic Bulletin Board. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting common stock are affiliates.

Number of shares of Common Stock outstanding as of September 11, 2006: 1,834,590.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

1. Portions of the issuer’s Annual Report to Stockholders for the Fiscal Year ended June 30, 2006. (Parts II and III)

2. Portions of the Proxy Statement for issuer’s 2006 Annual Meeting of Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

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

The Patapsco Bank. The Bank is a Maryland commercial bank operating through five full-service offices located in Dundalk, Parkville, Carney, Glen Arm and Baltimore City, Maryland. The primary business of the Bank is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans, commercial loans and consumer loans, primarily in the Greater Baltimore Metropolitan area. The Bank is subject to competition from other financial and mortgage institutions in attracting and retaining deposits and in making loans. The Bank is subject to the regulations of certain agencies of the federal government and undergoes periodic examination by those agencies. The Bank has two active operating subsidiaries, Prime Business Leasing and Patapsco Financial Services. The primary business of Prime Leasing is the origination and servicing of commercial leases. The primary business of Patapsco Financial Services is the sale of consumer investments.

At June 30, 2006, the Bank had $80.7 million, $34.8 million, $13.9 million, $29.7 million, $18.3 and $21.4 million in residential mortgage loans, small business loans, construction loans, commercial real estate loans, home equity and other consumer loans, and equipment leases, respectively.

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

Lending Activities

General. The Company’s gross loan portfolio totaled $198.9 million at June 30, 2006, representing 87.2% of total assets at that date. At June 30, 2006, $80.7 million, or 40.6%, of the Company’s gross loan portfolio, consisted of residential mortgage loans. Other loans secured by real estate include construction and commercial real estate loans, which amounted to $43.6 million, or 21.9%, of the Company’s gross loan portfolio at June 30, 2006. In addition, the Company originates consumer and other loans, including home equity loans, home improvement loans and loans secured by deposits. At June 30, 2006, consumer and other loans totaled $18.3 million, or 9.2%, of the Company’s gross loan portfolio. The Company’s commercial loan portfolio, which consists of small business loans and commercial leases, totaled $56.2 million, or 28.3%, of the Company’s gross loan portfolio.

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

In recent years, the Company has purchased whole loans and loan participation interests. During the year ended June 30, 2006 the Company purchased $3.2 million in participation interests, $0.6 million in residential mortgage loans and $2.7 million in consumer home improvement loans. In the future, management will continue to consider purchases of whole loans or participation interests in commercial business, residential and commercial real estate loans and consumer home improvement loans.

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

Under applicable law, with certain limited exceptions, loans and extensions of credit by a commercial bank to a person outstanding, including commitments, at one time shall not exceed 15% of the bank’s unimpaired capital and surplus. Under these limits, the Company’s loans to one borrower were limited to $2.7 million at June 30, 2006. At that date, the Company had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 2006, the Company’s largest lending relationship was a $2.5 million loan secured by commercial real estate, which was current and performing in accordance with its terms at June 30, 2006.

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

Residential Real Estate Lending. The Company historically has been an originator of residential real estate loans in its market area. Residential real estate loans consist of both single-family and multi-family residential real estate loans. At June 30, 2006, residential mortgage loans totaled $80.7 million, or 40.6%, of the Company’s gross loan portfolio. Of such loans, $4.6 million were secured by nonowner-occupied investment properties.

At June 30, 2006, $69.5 million, or 62.9%, of the Company’s residential and commercial real estate loan portfolio was comprised of fixed-rate mortgage loans and $40.9 million, or 37.1% of the Company’s residential and commercial real estate loan portfolio was comprised of adjustable-rate mortgage loans.

The Company’s multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings. Such loans generally range in size from $100,000 to $500,000. At June 30, 2006, the Company had $0.4 million of multi-family residential real estate loans, which amounted to 0.2% of the Company’s gross loan portfolio at such date. Multi-family real estate loans either are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a three or five-year note maturity, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property.

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

Construction Lending. The Bank also offers residential and commercial construction loans and land acquisition and development loans. Residential construction loans are offered to individuals who are having their primary or secondary residence built, as well as to local builders to construct single-family dwellings. Residential construction advances are made on a stage of completion basis. Generally, loans to owner/occupants for the construction of residential properties are originated in conjunction with the permanent mortgage on the property. The term of the construction loans is normally from 6 to 18 months and has a variable interest rate, which is normally up to 2% above the prime interest rate. Upon completion of construction, the permanent loan rate will be set at the interest rate offered by the Bank on that loan product not sooner than 60 days prior to completion. Interest rates on residential loans to builders are set at the prime interest rate plus a margin of 0.5% to 2.0% as may be adjusted from time to time. Interest rates on commercial construction loans and land acquisition and development loans are based on the prime rate plus a negotiated margin of between 0.5% and 2.0% and adjust from time to time, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At June 30, 2006, $13.9 million, or 7.0% of the Company’s loan portfolio consisted of construction loans.

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

Commercial Real Estate Lending. The Company’s commercial real estate loan portfolio consists of loans to finance the acquisition of small office buildings, shopping centers and commercial and industrial buildings. Such loans generally range in size from $100,000 to $2,000,000. At June 30, 2006, the Company had $29.7 million of commercial real estate loans, which amounted to 14.9% of the Company’s gross loan portfolio at such date. Commercial real estate loans are typically originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a maturity generally of three to ten years, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its commercial real estate lending to borrowers within its market area or with which it has had prior experience. The Company seeks to expand commercial real estate lending.

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

Consumer Lending. The consumer loans currently in the Company’s loan portfolio consist of home improvement loans, home equity loans, loans secured by savings deposits and overdraft protection for checking accounts and other consumer loans. At June 30, 2006, consumer and other loans totaled $18.3 million, or 9.2% of the Company’s gross loan portfolio.

In July 1995, the Company instituted a home improvement loan program. Such loans are made to finance a variety of other home improvement projects, such as replacement windows, siding and room additions. The Company’s policy is to originate home improvement loans throughout Maryland, Virginia, Delaware, New Jersey and Southern Pennsylvania. While the Company originates some home improvement loans on a direct basis, most of the home improvement loans in the Company’s portfolio are originated on an indirect basis through the Company’s relationships with selected independent contractors. The Company’s underwriting policies apply to all home improvement loans whether or not directly originated by the Company. Home improvement loans generally have terms ranging from three to 10 years and have fixed interest rates. Home improvement loans are made on both secured and unsecured basis. However, the majority of home improvement loans with a principal loan amount over $10,000 or which have a term longer than 84 months are made on a secured basis with loan-to-value ratios up to 80% or 90%, depending on the type of project financed. At June 30, 2006, home improvement loans amounted to $11.4 million, or 5.8% of the Company’s loan portfolio, with $1.4 million of such loans being secured by real estate.

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

At June 30, 2006, the Company’s commercial loans totaled $56.2 million, or 28.3%, of the Company’s loan portfolio. This commercial lending program employs many of the alternative financing and guarantee programs available through the U.S. Small Business Administration and other state and local economic development agencies.

The Bank originates commercial business loans to small and medium-sized businesses in its market area. The Bank’s commercial business loans may be structured as term loans, lines of credit, or mortgages. The Bank’s commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law. Commercial business loans are generally made to finance the purchase of inventory, new or used commercial business assets or for short-term working capital, or the purchase of real estate to be occupied by the operating company. Such loans generally are secured by business assets and, when applicable, cross-collateralized by a real estate lien, although commercial business loans are sometimes granted on an unsecured basis. Such loans are generally made for terms of seven years or less, depending on the purpose of the loan and the collateral. Interest rates on commercial business loans and lines of credit are either fixed for the term of the loan or adjusted periodically. Generally, commercial business loans are made in amounts ranging between $10,000 and $2.0 million.

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

The Company offers loans to finance lease transactions, secured by the lease and the underlying equipment, to businesses of various size through its subsidiary, Prime Business Leasing. In extending the financing in a commercial lease transaction, the Company reviews the borrower’s financial statements, credit reports, tax returns and other documentation. Generally, commercial lease financing is made in amounts ranging between $3,000 and $120,000 with terms of up to five years and carry fixed interest rates. At June 30, 2006, commercial lease finance transaction loans totaled $21.4 million, or 10.8%, of the Company’s loan portfolio.

Loan Fees and Servicing. The Company receives fees in connection with late payments and for miscellaneous services related to its loans. The Company also charges fees in connection with loan originations typically up to 2 points (one point being equal to 1% of the loan amount) on real estate loan originations. The Company generally does not service loans for others. The Company has sold participating interests on residential, commercial real estate and commercial business loans to other local financial institutions. At June 30, 2006, the Company was servicing these participation interests for others totaling approximately $5.7 million.

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

Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management’s judgment there is no doubt as to full collectibility of principal and interest. At June 30, 2006, all loans past due more than 90 days were on nonaccrual. Consumer loans are generally charged off after they become more than 90 days past due. All other loans are charged off when management concludes that they are uncollectible. See Notes 1 and 3 of the Notes to Consolidated Financial Statements.

Real estate acquired by the Company as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. Any required write-down of the loan to its fair value upon foreclosure is charged against the allowance for loan losses. See Notes 1 and 3 of the Notes to Consolidated Financial Statements.

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

Under applicable accounting rules, investment securities classified as held-to-maturity are recorded at amortized cost and those classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2006, the Company’s entire portfolio of investment securities was classified as available for sale and had an aggregate carrying value of $16.7 million and an unrealized net loss after tax of $0.4 million. Management of the Company currently does not anticipate that the presence of unrealized losses in the Company’s portfolio of investment securities and mortgage-backed securities is likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Deposits. The Company attracts deposits principally from within its market area by offering a variety of deposit instruments, including checking accounts, Christmas Club accounts, money market accounts, statement and passbook savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from seven days to 66 months. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit, and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Company on a periodic basis. The Company reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, the Company considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. Management believes it prices its deposits comparably to rates offered by its competitors.

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

Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank’s stock in the FHLB of Atlanta and other eligible assets. At June 30, 2006, the Company had outstanding Federal Home Loan Bank of Atlanta advances of $35.1 million with an average rate of 4.33%. Additionally, the Bank has a $5.1 million line of credit, of which $0 was outstanding at June 30, 2006 with The Bankers Bank of Atlanta, Georgia.

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

Employees

As of June 30, 2006, the Company had 72 full-time and 18 part-time employees, none of who were represented by a collective bargaining agreement. Management considers the Company’s relationships with its employees to be good.

Depository Institution Regulation

General. The Bank is a Maryland commercial bank and its deposit accounts are insured by the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank also is a member of the Federal Reserve System. The Bank is subject to supervision, examination and regulation by the State of Maryland Commissioner of Financial Regulation (“Commissioner”), the Federal Reserve Board, Maryland and federal statutory and regulatory provisions governing such matters as capital standards, mergers and establishment of branch offices, and it is subject to the FDIC’s authority to conduct special examinations. The Bank is required to file reports with the Commissioner and the Federal Reserve Board concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

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

The leverage ratio adopted by the Federal Reserve Board requires a minimum ratio of “Tier 1 capital” to adjusted total assets of 3% for banks rated composite 1 under the CAMELS examination rating system for banks. Banks not rated composite 1 under the CAMELS rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of at least 4%. Additional capital may be necessary for institutions with supervisory, financial, operational or managerial weaknesses, as well as institutions experiencing significant growth. For purposes of the Federal Reserve Board’s leverage requirement, Tier 1 capital consists primarily of common stockholders’ equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less most intangible assets, except for specified servicing assets and purchased credit card receivables and other specified deductions.

The risk-based capital requirements established by the Federal Reserve Board’s regulations require state member banks to maintain “total capital” equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, “total capital” means Tier 1 capital (as described above) plus “Tier 2 capital” (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. Tier 2 capital elements include, subject to certain limitations, the allowance for losses on loans and leases, perpetual preferred stock that does not qualify for Tier 1 and long-term preferred stock with an original maturity of at least 20 years from issuance, hybrid capital instruments, including perpetual debt and mandatory convertible securities, and subordinated debt and intermediate-term preferred stock and up to 45% of unrealized gains on equity securities. Total risk-weighted assets generally are determined under the Federal Reserve Board’s regulations, which establish four risk categories, with general risk weights of 0%, 20%, 50% and 100%, based on the risk believed inherent to the type of loan involved.

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

The table below provides information with respect to the Bank’s compliance with its regulatory capital requirements at the dates indicated.

	Actual		Regulatory Requirements For Capital Adequacy Purposes		Regulatory Requirements To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2006:
Total Capital (to Risk Weighted Assets)	$18,144	11.25%	$12,904	8.00%	$16,130	10.00%
Tier 1 Capital (to Risk Weighted Assets)	17,144	10.63	6,452	4.00	9,678	6.00
Tier 1 Capital (to Average Assets)	17,144	7.66	8,958	4.00	11,197	5.00
As of June 30, 2005:
Total Capital (to Risk Weighted Assets)	$16,732	12.05%	$11,113	8.00%	$13,891	10.00%
Tier 1 Capital (to Risk Weighted Assets)	15,787	11.37	5,556	4.00	8,335	6.00
Tier 1 Capital (to Average Assets)	15,787	7.87	8,021	4.00	10,026	5.00

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

For purposes of these restrictions, an “undercapitalized institution” is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMELS rating). A “significantly undercapitalized” institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A “critically undercapitalized” institution is defined as a depository institution that has a ratio of “tangible equity” to total assets of less than 2.0%. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any examination rating category. At June 30, 2006, the Bank was classified as well capitalized under Federal Reserve regulations.

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

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold specified amounts of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock at June 30, 2006 of $2.0 million.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of over $7.0 million up to $47.6 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of June 30, 2006, the Bank met its reserve requirements.

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

Deposit Insurance. The Bank’s savings deposits are insured by the deposit Insurance Fund (“DIF”), which is administered by the FDIC. The Bank is required to pay assessments, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits by the FDIC. The FDIC is required to set semi-annual assessments for DIF-insured institutions at a level necessary to maintain the designated reserve ratio of the DIF at 1.25% of estimated insured deposits, or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the DIF.

Under the FDIC’s risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution’s capital level and supervisory evaluations. Regular semi-annual DIF assessment rates set by the FDIC currently range from 0 to 27 basis points with the strongest institutions having the lower rates. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to finance takeovers of insolvent thrifts.

The FDIC has authority to increase insurance assessments. A significant increase in premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Federal Deposit Insurance Reform Act of 2005. The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund.”

Under the Act, insurance premiums are to be determined by the FDIC based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio falls below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the FDIC with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year and allows for dividends to insured institutions when the reserve ratio exceeds specific levels.

The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the FDIC was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits. The Act also enacted a $4.7 billion one-time assessment credit to be allocated by the FDIC among institutions that were in existence as of December 31, 1996. According to the FDIC’s website, the Bank’s share of this assessment credit is $188,000.

Pursuant to the Act, the consolidation of the Bank and Savings Association Insurance Funds into the Deposit Insurance Fund occurred on March 21, 2006. The Act also states that the FDIC must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment.

At this time, management cannot predict the effect, if any, that the Act will have on the insurance premiums paid by the Bank.

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

Limits on Loans to One Borrower. The Bank has chosen to be subject to federal law with respect to limits on loans to one borrower. Generally, under federal law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed 15% of the unimpaired capital and surplus of the commercial bank., plus an additional 10% if secured by specified “readily marketable collateral.” The Bank’s lending limit to one borrower as of June 30, 2006 was $2.7 million.

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

Capital Requirements. The Federal Reserve Board has established capital requirements generally similar to the capital requirements for state member banks described above, for bank holding companies. Formerly, these were applied to bank holding companies with total assets of $150 million or above, including the Company. However, in 2006, the Federal Reserve Board raised the threshold for the applicability of its capital requirements to a $500 million asset size except where the company (i) engages in significant non-banking activities; (ii) conducts significant off balance sheet activities or has a material amount of debt or equity securities outstanding registered with the Securities Exchange Commission. The Federal Reserve Board has reserved the right to apply its requirements to bank holding companies of any size when required for supervisory purposes.

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contained provisions which amend the Securities Exchange Act of 1934, as amended (the “Act”) and provisions which directed the SEC to promulgate rules. The resultant law and regulations under the Act as of the time of this annual report are set forth in the following paragraphs. SOX provides for the establishment of the Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit Securities and Exchange Commission (“SEC”)-reporting companies and is funded by fees from all SEC-reporting companies. SOX imposed higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company’s audit committee members. In addition, audit partners must be rotated periodically. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan “blackout” periods, and loans to company executives are restricted. Directors and executive officers must also report most changes in their ownership of a company’s securities within two business days of the change.

SOX also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC-reporting companies must disclose whether at least one member of the committee is an audit committee “financial expert” (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies must have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and work on disagreements with the Company’s independent auditor.

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

Taxation

For fiscal year 2005, the Company’s maximum federal income tax rate was 34%. The Company and the Bank, together with the Bank’s subsidiary, to date have not filed a consolidated federal income tax return for the fiscal year ended June 30, 2006. The Company has had no material tax liability through June 30, 2006.

The Bank’s federal income tax returns have been audited through June 30, 1995. The Company’s tax returns have never been audited.

State Income Taxation. The State of Maryland imposes an income tax of approximately 7% on income measured substantially the same as federally taxable income, except that U.S. Government interest is not fully taxable.

For additional information regarding taxation, see Note 8 of Notes to Consolidated Financial Statements.

Item 2.	Description of Property

The following table sets forth the location and certain additional information regarding the Bank’s offices at June 30, 2006.

	Year Opened	Owned or Leased	Book Value at June 30, 2006	Approximate Square Footage
	(Dollars in thousands)
Headquarters and Branch Office 1301 Merritt Boulevard Dundalk, Maryland 21222	1970	Owned	$467	9,600

Branch and office under construction 2028 Joppa Road Baltimore, Maryland 21234	NA	Leased	754	7,000

Branch Office 1844 E. Joppa Road Baltimore, Maryland 21234	1983	Leased	0	3,150

Branch Office 7802 Harford Road Baltimore, Maryland 21234	1979	Owned	269	2,000

Branch Office 821 W. 36th Street Baltimore, Maryland 21211	1988	Owned	117	1,100

Branch Office 12128 Long Green Pike Glen Arm, Maryland 21057	1988	Leased	28	1,400

Administrative Center 8005 Harford Road Baltimore, Maryland 21234	1998	Leased	18	6,100

The book value of the Bank’s investment in premises and equipment totaled $2.2 million at June 30, 2006. See Note 4 of Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2006, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiary is a party or to which any of their properties is subject which are currently expected to result in a material loss.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The information contained under the section captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2006 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2006 Beginning date: April 1 Ending date: April 30	1,938	$11.80	1,938	NA
May 2006 Beginning date: May 1 Ending date: May 31
June 2006 Beginning date: June 1 Ending date: June 30
Total	1,938	$11.80	1,938	NA

The share repurchases included in the above table, are the result of participants in the Company’s ESOP exercising their put options on shares distributed. See Note 11 of the Notes to the consolidated financial statements.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 22 in the Annual Report is incorporated herein by reference.

Item 7.	Financial Statements

The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm contained on pages 23 through 27 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

The information contained under the sections captioned “Proposal I — Election of Directors,” “Audit and Other Fees Paid to Independent Accountant” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d) Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants & rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	177,114	$5.62	84,673
Equity compensation plans not approved by security holders

Total	177,114	$5.62	84,673

Item 12.	Certain Relationships and Related Transactions

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

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13 to this Annual Report on Form 10-KSB):

Report of Independent Registered Accounting Firm

Consolidated Statements of Financial Condition as of June 30, 2006 and 2005

Consolidated Statements of Income for the Years Ended June 30, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended June 30, 2006 and 2005

Notes to Consolidated Financial Statements

(2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and also constitutes the Exhibit Index.

		No.	Description
*	***	3.1	Articles of Incorporation of Patapsco Bancorp, Inc. and Articles Supplementary

*	****	3.2	Bylaws of Patapsco Bancorp, Inc., as amended

*	*	4	Form of Common Stock Certificate of Patapsco Bancorp, Inc.

*	**	10.1	Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan†

*	**	10.2	Patapsco Bancorp, Inc. Management Recognition Plan†

*		10.3(a)	Employment Agreement between Patapsco Federal Savings and Loan Association and Joseph J. Bouffard†

*		10.3(b)	Employment Agreement between Patapsco Bancorp, Inc. and Joseph J. Bouffard†

*		10.4(a)	Severance Agreement between Patapsco Federal Savings and Loan Association and John McClean†

*		10.4(b)	Severance Agreement between Patapsco Bancorp, Inc. and John McClean†

*	*******	10.5	Form of severance agreement between The Patapsco Bank and each of Francis Broccolino, William Peters and Laurence S. Mitchell †

*	*****	10.6	Patapsco Federal Savings and Loan Association Incentive Compensation Plan, as amended†

*		10.7	Deferred Compensation Agreements between Patapsco Federal Savings and Loan Association and each of Directors McGowan and Patterson†

		10.9	Intentionally omitted.

*	***	10.10	Patapsco Bancorp, Inc. 2000 Stock Option and Incentive Plan†

*	***	10.11	Severance Agreements between Patapsco Bancorp, Inc. and Michael J. Dee and Frank J. Duchacek, Jr.†

		10.12	Intentionally omitted.

*	******	10.13	Patapsco Bancorp, Inc. 2004 Stock Incentive Plan†

		10.14	The Patapsco Bank Supplemental Executive Retirement Agreement with Joseph J. Bouffard

		13	2006 Annual Report to Stockholders

		21	Subsidiaries of the Registrant

		23	Consent of Beard Miller Company LLP

		31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

		31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

		32	Section 1350 Certifications

†	Management contract or compensatory plan or arrangement.

*	Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 (File No. 33-99734).

**	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A (File No. 0-28032).

***	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1996 (File No. 0-28032)

****	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000 (File No. 0-28032).

*****	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003 (File No. 0-28032).

******	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002 (File No. 0-28032).

*******	Incorporated herein by reference from the Company’s Registration Statement on Form S-8 (File No. 333-122300).

********	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005 (File No. 0-28032).

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit and Other Fees Paid to Independent Accountant” in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATAPSCO BANCORP, INC.

September 13, 2006	By:	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer
(Duly Authorized Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph J. Bouffard	September 13, 2006
Joseph J. Bouffard
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael J. Dee	September 13, 2006
Michael J. Dee
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)

/s/ Thomas P. O’Neill	September 13, 2006
Thomas P. O’Neill
Chairman of the Board

/s/ Douglas H. Ludwig	September 13, 2006
Douglas H. Ludwig
Director and Secretary

/s/ Nicole N. Glaeser	September 13, 2006
Nicole N. Glaeser
Director

/s/ William R. Waters	September 13, 2006
William R. Waters
Director

/s/ Gary R. Bozel	September 13, 2006
Gary R. Bozel
Director

/s/ J. Thomas Hoffman	September 13, 2006
J. Thomas Hoffman
Director