Form 10QSB
period 2006-09-30
PATAPSCO BANCORP INC
filed 2006-11-13
CIK 1003961

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10 - QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of November 13, 2006, the issuer had 1,844,317 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  ☐        No  ☒

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

($ in thousands except for per share data)

	September 30 2006	June 30, 2006
	(Unaudited)
Assets
Cash on hand and due from banks	$3,486	$4,839
Interest bearing deposits in other banks	881	968
Federal funds sold	153	2,381

Cash & cash equivalents	4,520	8,188
Time deposits in other financial institutions	602	605
Securities available for sale	16,541	16,667
Loans receivable, net of allowance for loan losses of $1,007 and $1,000, respectively	202,880	190,589
Investments required by law, at cost	2,539	2,416
Property and equipment, net	2,640	2,175
Goodwill and other intangible assets	3,341	3,354
Accrued interest and other assets	4,201	4,076

Total assets	$237,264	$228,070

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non interest bearing deposits	$12,103	$13,186
Interest bearing deposits	161,716	153,647

Total deposits	173,819	166,833
Junior Subordinated Debentures	5,000	5,000
Long -term debt	37,800	35,050
Accrued expenses and other liabilities	1,888	2,899

Total liabilities	218,507	209,782
Temporary equity – ESOP shares subject to put option	1,064	1,121
Stockholders’ equity:
Common stock $0.01 par value: authorized 4,000,000 shares: issued and outstanding 1,844,317 and 1,813,925 shares, respectively	18	18
Additional paid-in capital	7,076	6,950
Deferred compensation, contra	(78)	(78)
Obligation under deferred compensation	413	395
Retained earnings, substantially restricted	10,557	10,317
Accumulated other comprehensive loss, net of taxes	(293)	(435)

Total stockholders’ equity - permanent	17,693	17,167

Total stockholders’ equity – incl. temporary equity	18,757	18,288

Total liabilities and stockholders’ equity	$237,264	$228,070

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

($ in thousands except for per share data)

	For Three Months Ended September 30
	2006	2005
Interest income:
Loans receivable	$3,600	$2,767
Investment securities	213	242
Federal funds sold and other investments	25	37

Total interest income	3,838	3,046

Interest expense:
Deposits	1,140	769
Short-term borrowings	34	2
Long-term debt	459	254

Total interest expense	1,633	1,025

Net interest income	2,205	2,021
Provision for loan losses	40	20

Net interest income after provision for loan losses	2,165	2,001
Non-interest income:
Fees and service charges	162	138
Gain on sale of office building	—	63
Other	25	42

Total non-interest income	187	243

Non-interest expenses:
Compensation and employee benefits	1,143	1,080
Professional fees	59	43
Equipment expense	68	83
Net occupancy costs	136	159
Advertising	25	26
Data processing	74	64
Amortization of core deposit intangible	13	13
Telephone, postage and delivery	60	71
Other	207	205

Total noninterest expense	1,785	1,744

Income before provision for income taxes	567	500
Provision for income taxes	211	187

Net Income	$356	$313

Preferred dividends declared	—	43

Net Income available to common stockholders	$356	$270

Basic earnings per share	$0.19	$0.18

Diluted earnings per share	$0.19	$0.16

Cash dividends declared per common share	$0.0625	$0.0625

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

($ in thousands)

	For Three Months Ended September 30,
	2006	2005
Net income	$356	$313
Unrealized net holding gains on securities available for sale, net of taxes of $89 and $24	142	39

Comprehensive income	$498	$352

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)

	For Three Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$356	$313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65	75
Provision for loan losses	40	20
Amortization (accretion) of premiums and discounts, net	4	(9)
Amortization of deferred loan origination fees, net of costs	(8)	(8)
Amortization of core deposit intangible	13	13
Income from bank-owned life insurance	(16)	(15)
Gain on sale of office building	—	(63)
(Increase) Decrease in accrued interest and other assets	(172)	182
Non-cash compensation under stock based benefit plan	16	—
Increase in accrued expenses and other liabilities	123	39

Net cash provided by operating activities	421	547

Cash flows from investing activities:
Loan principal disbursements, net of repayments	(11,784)	(2,349)
Purchase of consumer loans	(540)	(2,217)
Proceeds from maturing investments and principal payments on mortgage backed securities	347	1,941
Purchase of investment securities required by law	(123)	(123)
Cash received in sale of premises and equipment	—	154
Purchase of investment securities	(2)	—
Purchase of property and equipment	(530)	(139)

Net cash used in investing activities	(12,632)	(2,733)
Cash flows from financing activities:
Net increase (decrease) in deposits	6,998	(193)
Proceeds from short-term borrowings	2,250	3,250
Payments of short-term borrowings	(2,250)	(1,250)
Proceeds from long-term borrowings	5,000	3,000
Payments of long-term borrowings	(2,250)	(1,334)
Decrease in advance payments by borrowers	(1,136)	(1,180)
Cash received from exercise of stock options	46	25
Dividends paid	(115)	(125)

Net cash provided by financing activities	8,543	2,193

Net (decrease) increase in cash and cash equivalents	$(3,668)	7
Cash and cash equivalents at beginning of period	8,188	7,648

Cash and cash equivalents end of period	$4,520	$7,655

Supplemental information:
Interest paid on deposits and borrowed funds	$1,637	$1,174
Income taxes paid	70	73

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

Note 3: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-KSB for the year ended June 30, 2006.

Note 4: Cash and Cash Equivalents

Cash and cash equivalents include short-term investments, with an original maturity of 90 days or less, which consist of federal funds sold and interest bearing deposits in other financial institutions.

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

At September 30, 2006, the Bank met each of the three minimum regulatory capital requirements.

The following table summarizes the Bank’s regulatory capital position at September 30, 2006 (in thousands).

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$18,673	10.75%	$13,894	8.00%	$17,367	10%
Tier 1 Capital (to Risk Weighted Assets)	$17,666	10.17%	$6,947	4.00%	$10,420	6%
Tier 1 Capital (to Average Assets)	$17,666	7.78%	$9,085	4.00%	$11,357	5%

The following table summarizes the Bank’s regulatory capital position at June 30, 2006 (in thousands).

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$18,144	11.25%	$12,904	8.00%	$16,130	10%
Tier 1 Capital (to Risk Weighted Assets)	$17,144	10.63%	$6,452	4.00%	$9,678	6%
Tier 1 Capital (to Average Assets)	$17,144	7.66%	$8,958	4.00%	$11,197	5%

Note 6: Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	Basic	Diluted	Basic	Diluted
($ in thousands except for per share data)
Net Income	$356	$356	$313	$313
Preferred Stock Dividends	—	—	43	—

Net Income Available to Common	$356	$356	$270	$313

Weighted average shares outstanding	1,875	1,875	1,461	1,461

Diluted Securities:
Preferred Stock	—	—	—	368
Options	—	48	—	92

Adjusted Weighted Average Shares	1,875	1,923	1,461	1,921

Per Share Amount	$0.19	$0.19	$0.18	$0.16

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

Note 8: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1,456,000 of standby letters of credit as of September 30, 2006 and $1,583,000 outstanding as of June 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2006 and June 30, 2006 for guarantees under standby letters of credit issued is not material.

Note 9: Recent Accounting Pronouncements

FAS 157

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

FAS 158

On September 29, 2006, the Financial Accounting Standards Board “FASB” issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company has analyzed the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.

SAB 108

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach.

The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

FASB Staff Position AUG AIR-1

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

FAS 123(R)

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides services in exchange for the award. The Company will adopt effective July 1, 2006, the new standard using the modified prospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively, and to record compensation cost prospectively on the non-vested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. The Company recognized pre-tax expense of approximately $5,600 in the quarter ending September 30, 2006 for the expense related to the final scheduled vesting of all outstanding stock option awards. No options have been granted since August 3, 2000. Any additional impact of adopting the new accounting standard will be determined by share-based payments granted in future periods.

A summary of share option activity for the three month period ended September 30, 2006 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000s)
Outstanding at July 1, 2006	138,495	$5.62	3.6	$704
Granted	0	—	—
Exercised	42,584	4.62	0	173
Forfeited or expired	0	—	—
Balance at September 30, 2006	95,911	$6.07	4.7	406

Item 2.	Management’s Discussion and Analysis or Plan of Operations

General

The Company’s results of operations depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans, investment securities available for sale, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and borrowings. The net interest income earned on interest-earning assets (“net interest margin”) and the ratio of interest-earning assets to interest-bearing liabilities have a significant impact on net interest income. The Company’s net interest margin is affected by regulatory, economic and competitive factors that influence interest rates, loan and deposit flows. The

Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities. The Company’s results of operations are also significantly impacted by the amount of its non-interest income, including loan fees and service charges, and levels of non-interest expense, which consists principally of compensation and employee benefits, professional fees, equipment expense, occupancy costs, advertising, data processing, telephone, and other operating expenses.

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

The methodology for assessing the appropriateness of the allowance includes a specific allowance and a formula allowance. The specific allowance is for risk rated credits on an individual basis. The formula allowance reflects historical losses by credit category.

In accordance with the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures (collectively referred to as “Statement 114”), Patapsco determines and recognizes impairment of certain loans. A loan is determined to be impaired when, based on current information and events, it is probable that Patapsco will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if Patapsco expects to collect all amounts due, including past-due interest. Patapsco generally considers a period of delay in payment to include delinquency up to and including 90 days. Statement 114 requires that an impaired loan be measured at the present value of its expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Comparison of Financial Condition at September 30, 2006 and June 30, 2006

The Company’s assets increased by $9.2 million, or 4.0% to $237.3 million at September 30, 2006 from $228.1 million at June 30, 2006.

Total loans grew by $12.3 million or 6.5% to $202.9million at September 30, 2006 from $190.6 million at June 30, 2006. The growth in loans includes a $0.5 million purchase of consumer loans. Growth in commercial business loans of $7.8 million, construction loans of $3.2 million, commercial mortgages of $1.4 million and consumer loans of $1.0 million offset decreases in commercial leases and residential mortgages. Securities available for sale remained flat at $16.5 million as amortization of the mortgage-backed securities portfolio was offset by an increase in the market value of the portfolio.

Interest-bearing deposits increased $8.1 million or 5.3% to $161.7 million at September 30, 2006 from $153.6 million at June 30, 2006. Non-interest bearing deposits decreased $1.1 million or 8.2% to $12.1 million at September 30, 2006 from $13.2 million at June 30, 2006. During the quarter ended September 30, 2006, the Company acquired $9.0 million in brokered deposits to fund loan growth and to offset the decline in non-interest bearing deposits and a $0.9 million decrease in interest-bearing retail deposits. Additionally, borrowings from the Federal Home Loan Bank of Atlanta increased by $2.8 million or 7.9% to $37.8 million at September 30, 2006 from $35.1 million at June 30, 2006.

Comparison of Operating Results for the Quarter Ended September 30, 2006 and September 30, 2005

Net Income

The Company’s net income increased by $43,000 or 13.7% to $356,000 for the quarter ended September 30, 2006 from $313,000 for the quarter ended September 30, 2005. The increase in the Company’s net income during the three-month period was due to higher net interest income offsetting a higher provision for loan losses, lower non-interest income and slightly higher operating expenses.

Interest Income

Total interest income increased by $792,000 or 26.0% to $3.8 million for the quarter ended September 30, 2006 from $3.0 million for the quarter ended September 30, 2005. Higher average balances in the loan portfolio and higher average rates earned in all asset categories offset lower volumes in other interest-bearing assets. The yield on earning assets increased by 70 basis points to 7.08% in the quarter ended September 30, 2006 compared to 6.38% in the quarter ended September 30, 2005.

Interest income on loans receivable increased by $833,000 or 30.1% to $3.6 million for the quarter ended September 30, 2006 from $2.8 million for the quarter ended September 30, 2005. The increase in interest income on loans receivable during the three-month period is due to both the higher average balance of loans receivable and an increase in the average yield earned on the loan portfolio. During the three months ended September 30, 2006 as compared to the same period ended September 30, 2005 the average loans receivable balance increased by $34.4 million to $195.5 million from $161.0 million and the average yield increased by 50 basis points to 7.37% from 6.87%.

Interest income on investment securities, including investments required by law, decreased by $29,000 or 12.0% as the $6.3 million decrease in the average balance was offset higher rates earned on these investments.

Interest income on federal funds sold and other investments decreased $12,000 or 32.4% to $25,000 as lower average balances outstanding offset higher rates earned.

Interest Expense

Total interest expense increased by $608,000 or 59.3% to $1.6 million for the quarter ended September 30, 2006 from $1.0 million for the quarter ended September 30, 2005 due to both higher rates paid and higher average balances of interest-bearing liabilities. Interest expense on deposits increased by $371,000 or 48.2% to $1.1 million from $769,000 primarily due to higher rates paid on deposits. Interest expense on borrowings increased $237,000 or 92.6% primarily due to higher average balances outstanding.

Net Interest Income

The Company’s net interest income increased by $184,000 or 9.1% to $2.2 million for the quarter ended September 30, 2006 from $2.0 million for the quarter ended September 30, 2005. The increase in net interest income during the comparable three-month period was primarily due to higher average balances of interest-earning assets outstanding offsetting a decrease in the net interest margin to 4.07% from 4.24%.

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

	Three months ended September 30,
	2006			2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$195,468	$3,600	7.37%	$161,022	$2,767	6.87%
Investment and mortgage-backed securities(2)	19,051	213	4.48	25,371	242	3.81
Short-term investments and other interest-earning assets	2,264	25	4.43	4,524	37	3.27

Total interest-earning assets	216,783	3,838	7.08	190,917	3,046	6.38
Non-interest-earning assets	13,914			13,176

Total assets	$230,697			$204,093

Interest-bearing liabilities:
Deposits (3)	$156,779	$1,140	2.91	$151,208	769	2.03
Short-term borrowings	2,424	34	5.59	253	2	3.62
Long-term borrowings	38,167	459	4.81	21,362	254	4.76

Total interest-bearing liabilities	197,370	1,633	3.31	172,823	1,025	2.37

Non-interest-bearing liabilities	14,785			13,577

Total liabilities	212,155			186,400
Total Equity	18,542			17,693

Total liabilities and equity	$230,697			$204,093

Net interest income		$2,205			$2,021

Net interest margin			4.07%			4.24%

Interest rate spread			3.77%			4.01%

Ratio of average interest-earning assets to average interest-bearing liabilities			109.84%			110.47%

(1)	Includes nonaccrual loans.

(2)	Includes investments required by law

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

The provision for loan losses was $40,000 in the quarter ended September 30, 2006, compared to $20,000 for the quarter ended September 30, 2005. The Company’s allowance for loan losses as a percentage of total loans outstanding has decreased to 0.50% of total loans at September 30, 2006 from 0.52% at June 30, 2006. The Company’s allowance for loan losses as a percentage of non-performing loans was 367.5% at September 30, 2006 as compared to 409.8% at June 30, 2006. The Company has concluded after analyzing the non-performing loan portfolio and the factors mentioned above, that the allowance is adequate.

The following table shows the activity in the allowance for loan losses.

	Three Months Ended September 30,
($ in thousands)	2006	2005
Allowance for loan losses, beginning of period	$1,000	945
Provision for loan losses	40	20
Loans Charged Off:
Consumer	29	69
Real Estate	—	—
Commercial loan	—	—
Commercial lease	77	12

Total Charge-Offs	106	81
Recoveries:
Consumer	18	11
Real Estate	—	—
Commercial loan	22	4
Commercial lease	33	47

Total Recoveries	73	62

Allowance for loan losses, end of period	$1,007	$946

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated.

	At Sept. 30, 2006	At June 30, 2006	At Sept. 30, 2005
	(In thousands)
Loans accounted for on a non-accrual basis: (1)
Real estate:
Residential	$—	$13	$—
Commercial	—	—	—
Construction	—	—	—
Consumer	12	7	—
Commercial loan	142	146
Commercial lease	120	78	99

Total	$274	$244	$99

Accruing loans which are contractually past due 90 days or more	$—	$—	$—

Total	$—	$—	$—

Total non-performing loans	$274	$244	$99

Percentage of total loans	0.13%	0.13%	0.06%

Other non-performing assets (2)	$24	$—	$—

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.

(2)	Other non-performing assets represents property acquired by the Company through foreclosure or repossession

At September 30, 2006, non-accrual loans consisted of one commercial loan with a balance of $142,000 and an 85% SBA guarantee, four commercial equipment leases totaling $120,000 and one consumer loan with a balance of $12,000. Other repossessed assets represents the estimated fair value, less selling costs of a truck that was repossessed off of an equipment lease. The equipment is scheduled to be sold at auction in the quarter ended December 31, 2006.

The Company had no loans not classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may subsequently result in disclosure as non-accrual, 90 days past due or restructured.

Non-interest Income

The Company’s non-interest income consists of deposit fees, service charges, income from bank owned life insurance (BOLI) and gains on the sale of loans, securities and other assets. Total non-interest income decreased by $56,000 or 23.1% to $187,000 for the quarter ended September 30, 2006 from $243,000 for the quarter ended September 30, 2005. The quarter ended September 30, 2005 included a one-time gain on the sale of an office building of $63,000.

Non-interest Expenses

Total non-interest expenses increased by $41,000 or 2.49% to $1.78 million for the quarter ended September 30, 2006 from $1.74 million for the quarter ended September 30, 2005. Increases in compensation and benefits and professional fees offset decreases in occupancy, equipment and telephone, postage & delivery expense.

Income Taxes

Income tax expense was $211,000 (or 37.2% of income before the provision for income taxes) and $187,000 (or 37.4% of income before the provision for income taxes) for the periods ended September 30, 2006 and 2005, respectively.

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

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At September 30, 2006, the Company’s cash on hand, interest-bearing deposits and Federal funds sold totaled $4.5 million. In addition, the Company has approximately $16.5 million of investment securities classified as available-for-sale, none of which are pledged.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $15.6 million and unused lines of credit of $11.6 million. Certificates of deposit that are scheduled to mature in less than one year at September 30, 2006 totaled $55.7 million. Historically, a high percentage of maturing deposits have remained with the Company.

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $800,000 for the payment of common dividends and debt service on the subordinated debentures. The only source of funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the holding company from the bank is limited by the earnings of the bank. At September 30, the Company had cash on hand of $2.6 million.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	September 30, 2006	June 30, 2006
	(dollars in thousands)
Commitments to originate new loans	$15,574	$13,860
Undisbursed lines of credit	11,602	11,161
Financial standby letters of credit	1,487	1,583

As discussed in Note 5 - Regulatory Capital Requirements, the Company and the Bank exceeded all regulatory minimum capital requirements.

Contractual Obligations

The following table sets forth the Company’s contractual obligations as of September 30, 2006:

	< 1 year	1 to 3 Years	4 – 5 Years	Over 5 Years	Total
	(dollars in thousands)
Time Deposits	$55,746	$22,639	$18,662	$204	$97,251
Long-term borrowings, including subordinated debentures	8,700	4,000	5,100	25,000	42,800
Lease obligations	199	314	310	2,450	3,273

Total Contractual Obligations	$64,645	$26,953	$24,072	$27,654	$143,324

Item 3:	Controls and Procedures

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

Part II. Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered sales of equity securities and use of proceeds

None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security-Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title
31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATAPSCO BANCORP, INC.

Date: November 13, 2006	/s/ Michael J. Dee
Michael J. Dee
President, Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)