Form 10KSB/A
period 2006-06-30
PATAPSCO BANCORP INC
filed 2006-12-06
CIK 1003961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
For the fiscal year ended June 30, 2006
                                                         OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
                               --------------    ---------------

                           Commission File No. 0-28032

                             PATAPSCO BANCORP, INC.
                -------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    No  X
   ---    ---

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

Number of shares of Common Stock outstanding as of September 11, 2006: 1,834,590.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:
         1. Portions of the issuer's Annual Report to Stockholders for the Fiscal Year ended June 30, 2006. (Parts II and III)
         2. Portions of the Proxy Statement for issuer's 2006 Annual Meeting of Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                            EXPLANATION OF AMENDMENT

This Form 10-KSB/A is being filed to make certain corrections to the exhibit index listed in Item 13(a)(2). Specifically, certain material contracts that were no longer in effect on September 30, 2006 have been deleted, and corrections were made to: (i) Exhibit 10.5 (previously shown as Exhibit 10.11 to the Form 10-KSB for the year ended June 30, 2006 filed on September 28, 2006 (the "Form 10-KSB")) to include the correct form of severance agreement and to correctly identify the individuals who are parties to that form of severance agreement; and (ii) Exhibit 10.4 (previously shown as Exhibit 10.5 to the Form 10-KSB) to correctly identify the individuals who are parties to that form of severance agreement. With respect to Exhibit 10.5, the Form 10-KSB had erroneously incorporated such exhibit from a previous version of a form of severance agreement that has since been amended and restated. Exhibits also were renumbered to avoid gaps in numerical sequence.

                                    PART III

ITEM 13.  EXHIBITS
------------------

    (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

         (1) FINANCIAL STATEMENTS. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13 to this Annual Report on Form 10-KSB):

                  Report of Registered Independent Accounting Firm
                  Consolidated Statements of Financial Condition as of June 30, 2006 and 2005
                  Consolidated Statements of Income for the Years Ended June 30, 2006 and 2005
                  Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2006 and 2005
                  Consolidated Statements of Cash Flows for the Years Ended
                  June 30, 2006 and 2005
                  Notes to Consolidated Financial Statements

         (2) EXHIBITS. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and also constitutes the
                  Exhibit Index.

         NO.      DESCRIPTION
         ---      -----------

         3.1      Articles of Incorporation of Patapsco Bancorp, Inc. and
                  Articles Supplementary  (1)
         3.2      Bylaws of Patapsco Bancorp, Inc., as amended (2)
         4        Form of Common Stock Certificate of Patapsco Bancorp, Inc. (3)
         10.1     Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan+
                  (4)
         10.2     Employment Agreement between Patapsco Federal Savings and Loan
                  Association and Joseph J. Bouffard+ (5)
         10.3     Employment Agreement between Patapsco Bancorp, Inc. and Joseph
                  J. Bouffard+ (5)
         10.4     Form of Severance Agreement by and between The Patapsco Bank and John McClean, Francis Broccolino and William Peters+ (6)
         10.5     Form of Amended and Restated Severance Agreement by and
                  between The Patapsco Bank and Michael J. Dee,  Laurence S.
                  Mitchell and Frank J. Duchacek, Jr.+
         10.6     Deferred Compensation Agreement between Patapsco Federal
                  Savings and Loan Association and Joseph N. McGowan (5)
         10.7     Patapsco Bancorp, Inc. 2000 Stock Option and Incentive
                  Plan+ (1)
         10.8     Patapsco Bancorp, Inc. 2004 Stock Incentive Plan+ (7)
         10.9     The Patapsco Bank Supplemental Executive Retirement Agreement
                  with Joseph J. Bouffard *
         13       2006 Annual Report to Stockholders *
         21       Subsidiaries of the Registrant *
         23       Consent of Beard Miller Company LLP *
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer and Chief Financial Officer
         32       Section 1350 Certifications
-------------------
+         Management contract or compensatory plan or arrangement.
*         Previously filed.

(1) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000 (File No. 0-28032).
(2) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003 (File No. 0-28032).
(3) Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-28032).
(4) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996 (File No. 0-28032).
(5) Incorporated herein by reference from the Company's Registration Statement Form SB-2 (File No. 33-99734).
(6) Incorporated herein by reference from the Annual Report on Form 10-KSB for the year ended June 30, 2005 (File 0-28032).
(7) Incorporated herein by reference from the Company's Registration Statement Form S-8 (File No. 333-122300).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PATAPSCO BANCORP, INC.

December 6, 2006
                                      By: /s/ Michael J. Dee
                                          --------------------------------------
                                          Michael J. Dee
                                          President, Chief Executive Officer and
                                          Chief Financial Officer
                                          (Duly Authorized Officer)