Form 10QSB
period 2006-12-31
PATAPSCO BANCORP INC
filed 2007-02-14
CIK 1003961

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10 - QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No  ☒

As of February 13, 2007, the issuer had 1,864,038 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

($ in thousands except for per share data)

	December 31, 2006 (Unaudited)	June 30, 2006

Assets
Cash on hand and due from banks	$3,891	4,839
Interest bearing deposits in other banks	855	968
Federal funds sold	—	2,381

Cash and Cash equivalents	4,746	8,188
Time deposits at other financial institutions	—	605
Securities, available for sale	15,203	16,667
Loans receivable, net of allowance for loan losses of $1,001, and $1,000, respectively	213,038	190,589
Investments required by law, at cost	2,539	2,416
Property and equipment, net	3,678	2,175
Goodwill and other intangible assets	3,329	3,354
Accrued interest and other assets	4,281	4,076

Total assets	$246,814	$228,070

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non interest bearing deposits	$12,688	$13,186
Interest bearing deposits	169,909	153,647

Total Deposits	182,597	166,833
Short term debt	112	—
Junior Subordinated Debentures	5,000	5,000
Long term Debt	37,800	35,050

Accrued expenses and other liabilities	2,200	2,899

Total liabilities	227,709	209,782

Temporary Equity – ESOP shares subject to put option	1,203	1,121

Stockholders’ equity:
Common stock $0.01 par value: authorized 4,000,000 shares: issued and outstanding 1,850,157 and 1,813,925 shares, respectively	19	18
Additional paid-in capital	7,003	6,950
Obligation under deferred compensation	416	395
Deferred compensation contra	(78)	(78)
Retained earnings, substantially restricted	10,786	10,317
Accumulated other comprehensive loss, net of taxes	(244)	(435)

Total stockholders’ equity – permanent	17,902	17,167

Total stockholders’ equity -including temporary equity	19,105	18,288

Total liabilities and stockholders’ equity	$246,814	$228,070

See accompanying notes to financial statements

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

($ in thousands except for per share data)

	For Six Months Ended December 31,		For Three Months Ended December 31,
	2006	2005	2006	2005
Interest income:
Loans receivable	$7,441	$5,838	$3,841	$3,072
Securities, including securities required by law	415	472	203	230
Federal funds sold and other investments	68	63	42	25

Total interest income	7,924	6,373	4,086	3,327

Interest expense:
Deposits	2,486	1,583	1,345	814
Short-term borrowings	36	24	2	22
Long-term debt	980	559	521	305

Total interest expense	3,502	2,166	1,868	1,141

Net interest income	4,422	4,207	2,218	2,186
Provision for loan losses	110	40	70	20

Net interest income after provision for loan losses	4,312	4,167	2,148	2,166

Non-interest income:
Fees and service charges	351	300	189	162
Gain on sale of office building	—	64	—	—
Other	54	77	29	36

Total non-interest income	405	441	218	198

Non-interest expenses:
Compensation and employee benefits	2,239	2,220	1,096	1,140
Professional fees	130	97	72	54
Equipment expense	150	174	82	91
Occupancy expense	277	282	141	123
Advertising	46	46	21	20
Data processing	153	135	80	71
Amortization of core deposit intangible	26	26	13	13
Telephone, postage & delivery	126	139	65	67
Other	428	426	221	221

Total non-interest expense	3,575	3,545	1,791	1,800

Income before provision for income taxes	1,142	1,063	575	564
Provision for income taxes	427	399	216	213

Net Income	$715	$664	$359	$351
Preferred dividends declared	—	83	—	40

Net income available to common stockholders	$715	$581	$359	$311

Basic earnings per share	$0.38	$0.39	$0.19	$0.21

Diluted earnings per share	$0.37	$0.35	$0.19	$0.18

Cash dividends declared per common share	$0.133	$0.125	$0.07	$0.625

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

($ in thousands)

	For Six Months Ended December 31,		For Three Months Ended December 31,
	2006	2005	2006	2005
Net income	$715	$664	$359	$351
Other comprehensive income(loss), net of tax:
Unrealized net holding (losses)/gains on securities, available-for-sale net of taxes of $120, $96, $31,and $121, respectively	191	(153)	49	(193)

Comprehensive income	$906	$511	$408	$158

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)

	For Six Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$715	$664
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion)/amortization of premiums and discounts, net	14	(3)
Amortization of deferred loan origination fees, net of costs	(14)	(20)
Provision for loan losses	110	40
Depreciation	128	154
Gain on sale of office building	—	(64)
Amortization of core deposit intangible	26	26
Increase in the cash surrender value of life insurance	(33)	(29)
Increase in accrued interest and other assets	(266)	(86)
Non-cash compensation under stock-based benefit plans	65	—
Increase in accrued expenses and other liabilities	354	276

Net cash provided by operating activities	1,099	958

Cash flows from investing activities:
Loan principal disbursements, net of repayments	(21,218)	(16,857)
Proceeds from maturing time deposit investments	600	—
Proceeds from maturing investments available for sale & principal payments on mortgage-backed securities	1,757	3,525
Purchase of investment securities	(2)	—
Purchase of consumer loans	(1,333)	(2,217)
Purchase of investments required by law	(123)	(411)
Cash received in sale of premises and equipment	—	154
Purchase of property and equipment	(1,631)	(210)

Net cash (used in)/provided by investing activities	(21,950)	(16,016)
Cash flows from financing activities:
Net increase in deposits	15,781	3,001
Proceeds from long-term borrowings	5,000	9,000
Increase in short-term borrowings	112	4,500
Repayments of long-term borrowings	(2,250)	(5,183)
Net decrease in deposits by borrowers for taxes and insurance	(1,071)	(1,163)
Proceeds from the issuance of subordinated debentures	—	5,000
Cash received from exercise of stock options	67	141
Dividends paid	(230)	(268)

Net cash provided by financing activities	17,409	15,028

Net decrease in cash and cash equivalents	$(3442)	$(30)
Cash and cash equivalents at beginning of period	8,188	7,648
Cash and cash equivalents end of period	$4,746	$7,618

Supplemental information:
Interest paid on deposits and borrowed funds	$3,487	$2,098
Income taxes paid	$536	$73

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

Note 3: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-KSB for the year ended June 30, 2006.

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

At December 31, 2006, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at December 31, 2006.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$19,126	10.38%	$14,735	8.00%	18,419	10.00%

Tier 1 Capital (to Risk Weighted Assets)	$18,125	9.84%	$7,367	4.00%	11,051	6.00%

Tier 1 Capital (to Average Assets)	$18,125	7.57%	$9,571	4.00%	11,964	5.00%

The following table summarizes the Bank’s regulatory capital position at June 30, 2006 (in thousands).

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$18,144	11.25%	$12,904	8.00%	$16,130	10%

Tier 1 Capital (to Risk Weighted Assets)	$17,144	10.63%	$6,452	4.00%	$9,678	6%

Tier 1 Capital (to Average Assets)	$17,144	7.66%	$8,958	4.00%	$11,197	5%

Note 6: Earnings Per Share

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
(in thousands except for per share data)

Net Income as Reported	$359	$351	$715	$664
Dividends on Preferred Shares	—	40	—	83

Net Income available to common	$359	$311	$715	$581
Basic EPS shares	1,886	1,485	1,895	1,473
Basic EPS	$0.19	$0.21	$0.38	$0.39
Dilutive shares	48	435	46	447
Diluted EPS shares	1,934	1,920	1,941	1,920
Diluted EPS	$0.19	$0.18	$0.37	$0.35

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

Note 8: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1,487,000 of standby letters of credit as of December 31, 2006 and $1,583,000 outstanding as of June 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of December 31, 2006 and June 30, 2006 for guarantees under standby letters of credit issued is not material.

Note 9: Recent Accounting Pronouncements

FAS 157

In September 2006, the the Financial Accounting Standards Board “FASB” issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

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

FAS 123(R)

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides services in exchange for the award. The Company adopted effective July 1, 2006, the new standard using the modified prospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively, and to record compensation cost prospectively on the non-vested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. The Company recognized pre-tax expense of approximately $5,600 in the quarter ending September 30, 2006 for the expense related to the final scheduled vesting of all outstanding stock option awards. No options have been granted since August 3, 2000. Any additional impact of adopting the new accounting standard will be determined by share-based payments granted in future periods.

. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123.

	Six Months Ended December 31,	Three Months Ended December 31,
	2005	2005
Net Income as reported	$664	$351
Amounts recognized as expense in the financial statements	9	4
Deduct: Total stock option based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12)	(3)

Proforma Net Income	$661	$352

Earnings per share:
Basic – as reported	$0.39	$0.21
Basic – pro forma	0.39	0.21
Diluted – as reported	$0.35	$0.18
Diluted – pro forma	0.34	0.18

A summary of share option activity for the six month period ended December 31, 2006 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000s)
Outstanding at July 1, 2006	138,495	$5.62	3.6	$704
Granted	0	—	—
Exercised	45,775	4.74	0	195
Forfeited or expired	0	—	—
Balance at December 31, 2006	92,720	$6.07	4.5	497

A summary of the status of the Company’s non-vested shares as of December 31, 2006 is presented below:

	Common Shares	Weighted Average Grant-Date Fair Value
Non-Vested as of July 31, 2006	0	$ —
Awards Granted, November 2006	14,453	$ 13.71
Vested	0	$ —
Forfeited	0	$ —
Non-vested at December 31, 2006	14,453	$ 13.71

As of December 31, 2006 there was $186,000 of total unrecognized compensation costs related to non-vested share-based compensation. The cost is expected to be recognized over a weighted average period of 32 months. At grant date, vesting of the shares was “cliff” vesting at the end of either a two or three year period. Compensation expense totaling $12,000 has been recognized in the three and six month periods ended December31, 2006 as a result of these awards.

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

Comparison of Financial Condition at December 31, 2006 and June 30, 2006

The Company’s assets increased by $18.7 million or 8.2% to $246.8 million at December 31, 2006 compared to $228.1 million at June 30, 2006.

Total loans grew by $22.4 million or 11.8% to $213.0 million at December 31, 2006 from $190.6 million at June 30, 2006. The growth in loans includes $1.3 million in purchases of consumer loans. Growth in commercial business loans of $14.4 million, construction loans of $4.9 million, commercial mortgages of $2.0 million and consumer loans of $2.1 million offset a decrease of $1.0 million in residential mortgages. Commercial leases were flat at $15.4 million. The Company’s commercial business loans are generally secured by real estate collateral as a secondary source of repayment. Loan-to-value ratios on commercial business and commercial real estate loans generally do not exceed 80% of the appraised value. The residential mortgage portfolio consists of conventionally underwritten mortgages that generally conform to Fannie Mae and Freddie Mac guidelines. The Company has not participated in the sub-prime mortgage market. Securities available for sale decreased by $1.5 million or 8.8% to $15.2 million from $16.7 million as maturities and amortization of the mortgage-backed securities portfolio was partially offset by an increase in the market value of the portfolio. The increase in property and equipment is a result of the construction of the Company’s new branch location and offices housing all of the loan functions of the Bank. This location has replaced two leased properties.

Interest-bearing deposits increased $16.3 million or 10.6% to $169.9 million at December 31, 2006 from $153.6 million at June 30, 2006. Non-interest bearing deposits decreased $0.5 million or 3.79% to $12.7 million at December 31 2006 from $13.2 million at June 30, 2006. During the six-month period ended December 31, 2006, the Company acquired $10.7 million in brokered deposits to fund loan growth. Additionally, borrowings from the Federal Home Loan Bank of Atlanta increased by $2.8 million or 7.9% to $37.8 million at December 31, 2006 from $35.1 million at June 30, 2006.

Comparison of Operating Results for the Quarter and Six Months Ended December 31, 2006 and December 31, 2005

Net Income

The Company’s net income increased by $8,000 or 2.3% to $359,000 for the quarter ended December 31, 2006 from $351,000 for the quarter ended December 31, 2005. The Company’s net income increased by $51,000 or 7.7% to $715,000 for the six months ended December 31, 2006 from $664,000 for the six months ended December 31, 2005. The increase in the Company’s net income during the comparable quarter is due to higher net interest income before the provision for loan losses, higher non-interest income and lower operating expenses offsetting the higher provision for loan losses. The increase in the Company’s net income in the comparable six month periods results from higher net interest income offsetting a higher provision for loan losses, lower non-interest income and higher operating expenses.

Interest Income

Total interest income increased by $759,000 or 22.8% to $4.1 million for the quarter ended December 31, 2006 when compared to $3.3 million in the quarter ended December 31, 2005 due to both higher loan average balances and rates and loans and short-term investments offsetting lower interest income from the security portfolio.

Total interest income increased by $1.5 million or 24.3% to $7.9 million for the six months ended December 31, 2006 when compared to $6.4 million in the six months ended December 31, 2005 due primarily to higher loan average balances and rates offsetting lower interest income from the security portfolio.

Interest income on loans receivable increased by $769,000 or 25.0% to $3.8 million for the quarter ended December 31, 2006 from $3.1 million for the quarter ended December 31, 2005. Interest income on loans receivable increased by $1.6 million or 27.5% to $7.4 million for the six months ended December 31, 2006 from $5.8 million for the six months ended December 31, 2005. The increase in interest income on loans receivable during both the three and six-month periods is due to both higher average balances on loans receivable and higher yields earned on loans receivable, with the majority of the increases attributable to higher average balances outstanding.

Interest income on investment and mortgage-backed securities decreased by $27,000 to $203,000 and by $57,000 to $415,000 in the three and six month periods ended December 31, 2006, respectively due to lower average balances outstanding offsetting higher yields. The Company has redirected pay-downs in the mortgage-backed securities portfolio and maturities in the investment portfolio into the loan portfolio.

Interest income on federal funds sold and other investments increased by $17,000 or 68.0% to $42,000 for the quarter ended December 31, 2006 from $25,000 for the quarter ended December 31, 2005. Interest income on federal funds sold and other investments increased by $5,000 or 7.9% to $68,000 for the six months ended December 31, 2006 from $63,000 for the six months ended December 31, 2005. The increase in the three month period is due to both higher average balances and higher rates earned on short-term investments The increase in the six month period is due to higher rates earned offsetting lower average balances.

Interest Expense

Total interest expense increased by $727,000 or 63.7% to $1.9 million for the quarter ended December 31, 2006 from $1.1 million for the quarter ended December 31, 2005. Total interest expense increased $1.3 million or 61.7% to $3.5 million for the six-month period ended December 31, 2006 from $2.2 million for the six-month period ended December 31, 2005. The increase in interest expense during the comparable quarterly and six-month periods is due primarily to higher rates paid on interest bearing liabilities. Higher average balances outstanding of deposits and borrowings also contributed to the increases.

Interest expense on deposits increased by $531,000 or 65.2% to $1.3 million for the quarter ended December 31, 2006 from $814,000 for the quarter ended December 31, 2005. Interest expense on deposits increased by $903,000 or 57.0% to $2.5 million from $1.6 million for the six months ended December 31, 2005. The increase in interest expense on deposits in both the quarterly and year to date periods is due primarily to higher rates paid on deposit accounts although the higher average balance of interest-bearing deposits outstanding also contributed to the increase. Interest expense on borrowings increased by $196,000 or 59.9% to $523,000 for the quarter ended December 31, 2006 from $327,000 for the quarter ended December 31, 2005. Interest expense on borrowings increased by $433,000 or 74.3% to $1.0 million from $583,000 for the six months ended December 31, 2005. The increase in interest expense in both the quarterly and year to date period results primarily from higher average balances outstanding. Higher rates paid on borrowings also contributed to the increase.

Net Interest Income

The Company’s net interest income increased by $32,000 or 1.5% to $2.2 million for the quarter ended December 31, 2006 from $2.2 million for the quarter ended December 31, 2005. Net interest income increased by $215,000 or 5.1% to $4.4 million for the six months ended December 31, 2006 from $4.2 million during the six months ended December 31, 2005. The increases in net interest income during the comparable quarters and six-month periods were primarily due to the higher volume of earning assets. As shown in the tables below, the Company’s net interest margin has shrunk considerably in both the six and three month periods as the cost of funding has increased substantially more than the yield earned on interest bearing assets.

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

	Six Months Ended December 31,
	2006			2005
	Average Balance	Interest	Average Rate(1)	Average Balance	Interest	Average Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (2)	$201,867	$7,441	7.37%	$166,880	$5,838	7.00%
Investment & Mortgage-backed securities	18,610	415	4.46%	24,793	472	3.81%
Federal funds sold and other interest-earning assets	2,829	68	4.82%	3,478	63	3.67%

Total interest earning assets	223,306	7,924	7.10%	195,151	6,373	6.53%
Non-interest-earning assets	13,883			13,401

Total assets	$237,189			$208,552

Interest-bearing liabilities: Interest bearing deposits	$162,036	$2,486	3.07%	$151,201	$1,583	2.09%
Short-term borrowings	1,279	36	5.56%	1,142	24	4.17%
Long-term borrowings	40,482	980	4.84%	23,978	559	4.67%

Total interest-bearing liabilities	203,797	3,502	3.44%	176,321	2,166	2.46%

Non-interest-bearing liabilities	14,630			14,465

Total liabilities	218,427			190,786
Stockholders’ equity	18,762			17,766

Total liabilities and stockholders’ equity	$237,189			$208,552

Net interest income		$4,422			$4,207

Interest rate spread			3.66%			4.07%

Net Interest margin			3.96%			4.31%

Ratio of average interest-earning assets to average interest-bearing liabilities			109.57%			110.68%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

	Three Months Ended December 31,
	2006			2005
	Average Balance	Interest	Average Rate(1)	Average Balance	Interest	Average Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (2)	$208,228	$3,841	7.38%	$172,646	$3,072	7.12%
Investment and mortgage-backed securities	18,161	203	4.45%	24,222	230	3.80%
Federal funds sold and other interest-earning assets	3,381	42	5.11%	2,426	25	4.22%

Total interest earning assets	229,770	4,086	7.11%	199,294	3,327	6.68%
Non-interest-earning assets	14,092			13,926

Total assets	$243,862			$213,220

Interest-bearing liabilities:
Interest bearing deposits	$167,335	$1,345	3.21%	$151,207	$814	2.15%
Short-term borrowings	137	2	4.96%	2,049	22	4.29%
Long-term borrowings	42,800	521	4.88%	26,570	305	4.59%

Total interest-bearing liabilities	210,272	1,868	3.55%	179,826	1,141	2.54%

Non-interest-bearing liabilities	14,607			15,544

Total liabilities	224,879			195,370
Stockholders’ equity	18,983			17,850

Total liabilities and stockholders’ equity	$243,862			$213,220

Net Interest Income		$2,218			$2,186

Interest rate spread			3.56%			4.14%

Net interest margin			3.86%			4.39%

Ratio of average interest-earning assets to average interest-bearing liabilities			109.27%		110.83%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

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

The Company’s provision for loan losses in the quarter ended December 31, 2006 increased $50,000 or 250.0% to $70,000 from $20,000 in the quarter ended December 31, 2005. The provision for loan losses increased by $70,000 or 175.0% to $110,000 in the six-months ended December 31, 2006 from $40,000 in the six-months ended December 31, 2005. Due to charge-offs and growth in the loan portfolio, the Company’s allowance for loan losses has decreased as a percentage of total loans outstanding to 0.47% at December 31, 2006 from 0.52% at June 30, 2006. The primary driver of the level of the allowance for loan losses is the Company’s determination of the level of risk in the portfolio. The Company has determined that there is minimal risk in the residential loan portfolio (36%) of total loans. As mentioned above, the Company conservatively underwrites all commercial business and commercial real estate loans with multiple sources of repayment. Loans granted must cash-flow on their own and be backed by substantial collateral. Additionally, $6.9 million of the commercial loan portfolio, including the one commercial loan on non-accrual are guaranteed by the Small Business Administration with an average guarantee percentage of 76%. In the Company’s estimation, the most risk in the portfolio resides in the commercial leasing portfolio whose net balance of $15.4 million represents 7.2% of the portfolio and whose average lease size is only $16,400. These determinations by management have been reviewed by an independent third party loan review consultant in a report dated November 13, 2006. The Company’s allowance for loan losses as a percentage of non-performing loans was 199.51% at December 31, 2006 as compared to 409.81% at June 30, 2006.

Activity in the allowance for loan losses is as follows (dollars in thousands):

	Six Months Ended		Three Months Ended
	December 31,
	2006	2005	2006	2005
Allowance for loan losses, beginning of period	$1,000	945	$1,007	946

Provision for loan losses	110	40	70	20

Loans Charged Off:
Consumer	106	97	77	28
Real Estate	—	—	—	—
Commercial loan	—	—	—	—
Commercial lease	115	17	38	5

Total Charge-offs	221	114	115	33
Recoveries:
Consumer	50	23	33	11
Real Estate	—	—	—	—
Commercial loan	24	7	2	4
Commercial lease	38	51	4	4

Total Recoveries	112	81	39	19

Allowance for loan losses, end of period	$1,001	$952	$1,001	$952

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated.

	At December 31,	At June 30,
	2006	2006
($ In thousands)
Loans accounted for on a non-accrual basis: (1)
Real estate:
Residential	$168	$13
Commercial	—	—
Construction	—	—
Consumer	18	7
Commercial Loan	142	146
Commercial lease	174	78

Total	$502	$244

Accruing loans which are contractually past due 90 days or more	$—	$—

Total	$—	$—

Total non-performing loans	$502	$244

Percentage of total loans	0.24%	0.13%

Other non-performing assets (2)	$—	$—

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other non-performing assets represents property acquired by the Company through foreclosure or repossession.

At December 31, 2006, non-accrual loans consists of thirteen commercial leases totaling $174,000, one commercial loan with an 85% SBA guarantee totaling $142,000, one residential mortgage loan totaling $168,000 with an approximate loan-to-value ratio of 44%,and two consumer loans totaling $18,000.

Non-interest Income

The Company’s non-interest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities, loans and repossessed real estate. Total non-interest income increased by $20,000 or 10.1% to $218,000 for the quarter ended December 31, 2006 from $198,000 for the quarter ended December 31, 2005. Total non-interest income decreased by $36,000 or 8.2% to $405,000 during the six months ended December 31, 2006 from $441,000 during the six months ended December 31, 2005. Non-interest income has increased in the quarterly period due to higher service charges on deposit accounts and other miscellaneous fees. Non-interest income has decreased in the six-month period due to the $64,000 gain on the sale of an office building recognized in the six months ended December 31, 2005.

Non-interest Expenses

Total non-interest expenses decreased by $9,000 or 0.5% to $1.8 million for the quarter ended December 31, 2006 from $1.8 million for the quarter ended December 31, 2005. Total non-interest expense increased by $30,000 or 0.9% to $3.6 million during the six months ended December 31, 2006 from $3.5 million during the six months ended December 31, 2005. The primary reasons for the decrease in the three month period is lower compensation and benefit costs due to open positions offsetting higher professional fees and occupancy costs. The increase in non-interest expense in the comparable six-month period is due to higher professional fees, compensation and data processing costs offsetting lower equipment and telephone, postage and delivery expenses.

Income Taxes

Income tax expense was $216,000 (or 37.6% of income before the provision for income taxes) and $213,000 (or 37.8% of income before the provision for income taxes) for the three month periods ended December 31, 2006 and 2005, respectively. Income tax expense was $427,000 (or 37.4% of income before the provision for income taxes) and $399,000 (or 37.5% of income before the provision for income taxes) for the six month periods ended December 31, 2006 and 2005, respectively.

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

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At December 31, 2006, the Company’s cash on hand, interest-bearing deposits and Federal funds sold totaled $4.7 million. In addition, the Company has approximately $15.2 million of mortgage-backed and investment securities classified as available-for-sale.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $9.7 million. These funds will be internally generated, raised through deposit operations, or borrowed. Certificates of deposits that are scheduled to mature in less than one year at December 31, 2006 totaled $67.8 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $841,000 for the payment of common dividends as well as interest payments on the $5.0 million in subordinated debentures. The holding company currently has cash on hand of $2.6 million. The only recurring source of funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the holding company from the bank is limited by the earnings of the bank.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	December 31, 2006	June 30, 2006
	(dollars in thousands)
Commitments to originate new loans	$9,712	$13,860
Undisbursed lines of credit	11,040	11,161
Financial standby letters of credit	1,487	1,583

Contractual Obligations

The following table sets forth the company’s contractual obligations as of December 31, 2006:

	< 1 year	1 to 3 Years	4 – 5 Years	Over 5 Years	Total
	(dollars in thousands)
Time Deposits	$67,844	$20,658	$17,012	$55	$105,569
Long-term borrowings, including subordinated debentures	8,700	4,000	5,100	25,000	42,800
Lease obligations	177	331	310	2,450	3,268

Total Contractual Obligations	$76,721	$24,989	$22,422	$27,505	$151,637

Item 3:	Controls and Procedures

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

Part II. Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

   The following table sets forth matters that were voted upon at the Company’s Annual

   Meeting of Stockholder’s held on October 26, 2006:

	Votes For	Votes Against	Broker Non-votes	Abstain
Election of Directors:

Joseph J. Bouffard	1,402,336	88,548	—	—
Nicole N. Glaeser	1,483,021	7,863	—	—

J. Thomas Hoffman	1,344,385	146,499	—	—

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title
31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATAPSCO BANCORP, INC.

Date: February 13, 2007	/s/ Michael J. Dee
Michael J. Dee
President, Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)