Form 10QSB
period 2007-03-31
PATAPSCO BANCORP INC
filed 2007-05-15
CIK 1003961

United States Securities and Exchange Commission

Washington, D. C. 20549

FORM 10 - QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of May 9, 2007, the issuer had 1,877,376 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

($ in thousands except for share data)

	March 31, 2007	June 30, 2006
Assets
Cash:
On hand and due from banks	$4,027	$4,839
Interest bearing deposits in other banks	886	968
Federal funds sold	4,197	2,381

Cash & Cash equivalents	9,110	8,188
Time Deposits at other financial institutions	—	605
Securities, available for sale	14,809	16,667
Loans receivable, net of allowance for loan losses of $1,036 and $1,000, respectively	216,324	190,589
Investment in securities required by law, at cost	2,543	2,416
Property and equipment, net	4,319	2,175
Goodwill and core deposit intangible	3,316	3,354
Accrued interest and other assets	4,286	4,076

Total assets	$254,707	$228,070

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non interest bearing deposits	12,604	13,186
Interest bearing deposits	177,574	153,647

Total Deposits	190,178	166,833
Accrued expenses and other liabilities	2,412	2,899
Long term Debt	37,800	35,050
Subordinated Debentures	5,000	5,000

Total liabilities	235,390	209,782
Temporary Equity - ESOP shares subject to put option	2,401	1,121
Stockholders’ equity:
Common stock $0.01 par value: authorized 4,000,000 shares: issued and outstanding 1,874,580 and 1,813,615 shares, respectively	19	18
Additional paid in capital	5,973	6,950
Obligation under Deferred Compensation	420	395
Deferred Comp contra	(78)	(78)
Retained income, substantially restricted	10,796	10,317
Accumulated other comprehensive loss, net of taxes	(214)	(435)

Total stockholders’ equity - Permanent	16,916	17,167
Total stockholders’ equity including temporary equity	19,317	18,288

Total liabilities and stockholders’ equity	$254,707	$228,070

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands except for per share data)	For Nine Months Ended March 31,		For Three Months Ended March 31,
	2007	2006	2007	2006
Interest income:
Loans receivable	$11,420	$9,076	$3,979	$3,238
Securities, including securities required by law	611	716	196	245
Federal funds sold and other investments	100	79	32	15

Total interest income	12,131	9,871	4,207	3,498
Interest expense:
Deposits	3,938	2,486	1,452	903
Short-term debt	37	106	2	78
Long-term debt	1,493	889	513	334

Total interest expense	5,468	3,481	1,967	1,315
Net interest income	6,663	6,390	2,240	2,183
Provision for loan losses	285	40	175	—

Net interest income after provision for loan losses	6,378	6,350	2,065	2,183
Non-interest income:
Fees and service charges	538	457	187	157
Net gain on sale of securities available for sale	—	2	—	2
Gain on sale of office building	14	64	14	—
Other	73	119	20	42

Total non-interest income	625	642	221	201
Non-interest expenses:
Compensation and employee benefits	3,349	3,425	1,110	1,205
Professional fees	421	161	291	64
Equipment expense	246	252	96	78
Net Occupancy expense	425	419	148	137
Advertising	90	67	44	22
Data processing	228	203	75	68
Amortization of core deposit intangible	39	39	13	13
Telephone, postage & delivery	189	208	63	69
Other	654	679	227	252

Total non-interest expense	5,641	5,453	2,067	1,908

Income before provision for income taxes	1,362	1,539	219	476
Provision for income taxes	505	574	78	175

Net Income	857	965	141	301
Preferred dividends declared	—	123	—	40

Net income available to common stockholders	$857	$842	$141	$261

Basic earnings per share	$0.45	$0.57	$0.07	$0.17

Diluted earnings per share	$0.44	$0.50	$0.07	$0.16

Cash dividends declared per common share	$0.2025	$0.1875	$0.0700	$0.0625

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)	For Nine Months Ended March 31		For Three Months Ended March 31
	2007	2006	2007	2006
Net income	$857	$965	$141	$301
Other comprehensive income(loss), net of tax:
Unrealized net holding losses on securities available-for-sale net of taxes of $139, ($126) 19, and ($29), respectively	221	(199)	30	(46)
Reclassification adjustment for gains Included in net income, net of tax of $0, $0.6, $0, $0.6	—	(1)	—	(1)

Comprehensive income	$1,078	$765	$171	$254

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended,
($ in thousands)	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net Income	$857	$965
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts, net	25	14
Amortization of deferred loan origination fees	(26)	(32)
Provision for loan loss	285	40
Depreciation	224	236
Gain on sale of available for sale securities	—	(2)
Gain on sale of office building	(14)	(64)
Amortization of core deposit intangible	39	39
Increase in cash surrender value of life insurance	(50)	(40)
Increase in accrued interest and other assets	(275)	(5)
Non-cash compensation under stock-based benefit plan	86	—
Increase in accrued expenses and other liabilities	42	278

Net cash provided by operations	$1,193	$1,429

Cash flows from investing activities:
Proceeds from maturing time deposits	$600	$—
Proceeds from maturity of investments and principal payments on mortgage backed securities	2,119	3,924
Proceeds from sale of securities available for sale	92	302
Purchase of securities available for sale	(20)	(7)
Loan principal disbursements, net of repayments	(24,675)	(26,459)
Purchase of consumer loans	(1,333)	(2,726)
Purchase of investments required by law	(127)	(739)
Cash received in sale of premises and equipment	50	154
Purchase of premises and equipment	(2,404)	(598)

Net cash used by investing activities:	$(25,698)	$(26,149)

Cash flows from financing activities:
Net increase in deposits	$23,366	$3,841
Net increase in short-term borrowings	0	11,000
Proceeds from long-term borrowings	5,000	9,000
Payment on long-term borrowings	(2,250)	(5,183)
Proceeds from the issuance of subordinated debentures	—	5,000
Decrease in advance payments by borrowers	(547)	(573)
Repurchase of preferred stock	—	(67)
Cash received from exercise of stock options	217	151
Dividends paid	(359)	(440)

Net cash provided by financing activities	$25,427	$22,729
Net increase (decrease) in cash and cash equivalents	$922	$(1,991)
Cash and cash equivalents at beginning of period	8,188	7,648

Cash and cash equivalents at end of period	$9,110	$5,657

Interest paid on deposits	$5,373	$3,597
Income taxes paid	759	529
Non-cash equity transactions:
Conversion of preferred shares to common - 91,069 preferred into 363,638 common in the nine months ended March 31, 2006.	—	2,279

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

Note 3: Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-KSB for the year ended June 30, 2006.

Note 4: Cash and Cash Equivalents

Cash and cash equivalents include short-term investments, with an original maturity of 90 days or less, which consist of federal funds sold and interest bearing deposits in other financial institutions.

Note 5: Regulatory Capital Requirements

At March 31, 2007, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at March 31, 2007.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$19,692	10.37%	$15,198	8.00%	18,998	10.00%

Tier 1 Capital (to Risk Weighted Assets)	$18,656	9.82%	$7,599	4.00%	11,399	6.00%

Tier 1 Capital (to Average Assets)	$18,656	7.56%	$9,875	4.00%	12,344	5.00%

The following table summarizes the Bank’s regulatory capital position at June 30, 2006

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$18,144	11.25%	$12,904	8.00%	$16,130	10%

Tier 1 Capital (to Risk Weighted Assets)	$17,144	10.63%	$6,452	4.00%	$9,678	6%

Tier 1 Capital (to Average Assets)	$17,144	7.66%	$8,958	4.00%	$11,197	5%

Note 6: Earnings Per Share

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands except for share data)	2007	2006	2007	2006
Net Income as Reported	$141	$301	$857	$965
Dividends on Preferred Shares	—	40	—	123

Net Income available to common stockholders	$141	$261	$857	$842
Basic EPS shares	1,922	1,509	1,898	1,485
Basic EPS	$0.07	$0.17	$0.45	$0.57
Dilutive shares	38	412	42	435
Diluted EPS shares	1,960	1,921	1,940	1,920
Diluted EPS	$0.07	$0.16	$0.44	$0.50

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

Note 8: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1,474,000 of standby letters of credit as of March 31, 2007 and $1,583,000 outstanding as of June 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2007 and June 30, 2006 for guarantees under standby letters of credit issued is not material.

Note 9: Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity operates. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion—1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12, if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company is currently assessing the financial statement impact of implementing EITF 06-04.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose, at specified dates, to measure eligible items at fair value. This election is referred to as the fair value option and must generally be applied on an instrument by instrument basis; is irrevocable, unless a new election occurs; and is applied only to an entire instrument, not to only specified risks, specific cash flows, or portions of an instrument. A business entity that elects the fair value option, must report any unrealized gains and losses on the items involved, in earnings at each subsequent reporting date. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The effective date of SFAS No. 159 is for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows

FAS 123(R)

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

	Nine Months Ended March 31, 2006	Three Months Ended March 31, 2006
Net Income as reported	$965	$301
Amounts recognized as expense in the financial statements	17	8
Deduct: Total stock option based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22)	(9)

Proforma Net Income	$960	$300

Earnings per share:
Basic - as reported	$0.57	$0.17
Basic – pro forma	0.56	0.17

Diluted – as reported	$0.50	$0.16
Diluted – pro forma	0.50	0.16

A summary of share option activity for the nine month period ended March 31, 2007 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000s)
Outstanding at July 1, 2006	138,495	$5.62	3.6	$704
Granted	—	—	—
Exercised	70,198	5.23	—	1,264
Forfeited or expired	—	—	—
Balance at March 31, 2007	68,297	$6.02	4.4	$1,177

A summary of the status of the Company’s non-vested shares as of March 31, 2007 is presented below:

	Common Shares	Weighted Average Grant-Date Fair Value
Non-Vested as of July 31, 2006	—	$—
Awards Granted, November 2006	14,453	$13.71
Vested	—	$—
Forfeited	—	$—

Non-vested at March 31, 2007	14,453	$13.71

As of March 31, 2007 there was $169,000 of total unrecognized compensation costs related to non-vested share-based compensation. The cost is expected to be recognized over a weighted average period of 30 months. At grant date, vesting of the shares was “cliff” vesting at the end of either a two or three year period. Compensation expense totaling $18,000 and $29,000 has been recognized in the three and nine month periods ended March 31, 2007 as a result of these awards.

Note 10: Announced Transaction

As announced on March 19, 2007, Patapsco Bancorp, Inc. executed a definitive merger agreement with Bradford Bancorp, Inc whereby the Company will be merged with and into Bradford Bancorp. The transaction is expected to be completed early in the forth calendar quarter of 2007 and is subject to the approval of the members of Bradford Bank MHC, the shareholders of Patapsco Bancorp and regulatory authorities.

In connection with the merger, Bradford Bank’s current mutual holding company, Bradford Bank MHC, which owns 100% of Bradford Bancorp’s outstanding shares, will undergo a full mutual-to-stock conversion and stock offering. Under the terms of the transaction, shareholders of Patapsco Bancorp will be entitled to receive either $23.00 in cash or 2.3 shares of Bradford Bancorp common stock (assuming a $10.00 per share initial public offering price) in exchange for each share of Patapsco Bancorp common stock. Based upon the $23.00 per share price, the consideration is approximately 278% of tangible book value, 229% of book value and 30 times trailing twelve months earnings

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures (collectively referred to as “Statement 114”), Patapsco determines and recognizes impairment of certain loans. A loan is determined to be impaired when, based on current information and events, it is probable that Patapsco will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if Patapsco expects to collect all amounts due, including past-due interest. Patapsco generally considers a period of delay in payment to include delinquency up to and including 90 days. Statement 114 requires that impairment in a loan be measured at the present value of its expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Comparison of Financial Condition at March 31, 2007 and June 30, 2006

The Company’s assets increased by $26.6 million or 11.7% to $254.7 million at March 31, 2007 compared to $228.1 million at June 30, 2006.

Net loans grew by $25.7 million or 13.5% to $216.3 million at March 31, 2007 from $190.6 million at June 30, 2006. The growth in loans includes $1.3 million in purchases of consumer loans. Growth in commercial business loans of $14.3 million, construction loans of $7.0 million, commercial mortgages of $5.0 million and consumer loans of $1.8 million offset a decrease of $2.4 million in residential mortgages. Commercial leases were flat at $15.2 million. The Company’s commercial business loans are generally secured by real estate collateral as a secondary source of repayment. Loan-to-value ratios on commercial business and commercial real estate loans generally do not exceed 80% of the appraised value. The residential mortgage portfolio consists of conventionally underwritten mortgages that generally conform to Fannie Mae and Freddie Mac guidelines. The Company has not participated in the sub-prime mortgage market.

Securities available for sale decreased by $1.98 million or 11.1% to $14.8 million from $16.7 million as maturities and amortization of the mortgage-backed securities portfolio was partially offset by an increase in the market value of the portfolio. The increase in property and equipment is a result of the construction of the Company’s new branch location and offices housing all of the loan functions of the Bank. This location has replaced two leased properties.

Asset growth was funded primarily with certificates of deposits, both retail and brokered and a $2.7 million increase in borrowings from the Federal Home Loan Bank of Atlanta.

Interest bearing deposits increased $23.9 million or 15.6% in the nine months ended March 31, 2007 to $177.6 million from $153.6 million at June 30, 2006. This increase has primarily occurred in the certificate of deposit account category and includes an increase of $10.2 million in brokered certificates of deposit.

Borrowings from the Federal Home Loan Bank of Atlanta have increased by $2.7 million or 7.8% to $37.8 million .

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2007 and March 31, 2006

Net Income

The Company’s net income decreased by $160,000 or 53.2% to $141,000 for the quarter ended March 31, 2007 from $301,000 for the quarter ended March 31, 2006. The Company’s net income decreased by $108,000 or 11.2% to $857,000 for the nine months ended March 31, 2007 from $965,000 for the nine months ended March 31, 2006. The decrease in the Company’s net income during the comparable three and nine-month periods is a result of a higher operating expenses resulting from the previously disclosed merger agreement with Bradford Bancorp and a higher provision for loan losses. Direct expenses, primarily professional fees, related with the transaction for the three and nine-month periods ended March 31, 2007 totaled $244,000 and $268,000 respectively. Additionally, the provision for loan losses increased substantially in both the comparative quarterly and year-to-date periods.

Interest Income

Total interest income increased by $709,000 or 20.3% to $4.2 million for the quarter ended March 31, 2007 when compared to $3.5 million in the quarter ended March 31, 2006 as primarily due to higher loans outstanding and higher rates earned on loans.

Total interest income increased by $2.2 million or 22.9% to $12.1 million for the nine months ended March 31, 2007 when compared to $9.9 million for the nine months ended March 31, 2006 as higher loan balances and higher rates earned on all interest earning asset classes offset reduced income from the securities available for sale portfolio due to lower balances.

Interest income on loans receivable increased by $741,000 or 22.9% to $3.9 million for the quarter ended March 31, 2007 from $3.2 million for the quarter ended March 31, 2006. Interest income on loans receivable increased by $2.3 million or 25.8% to $11.4 million for the nine months ended March 31, 2007 from $9.1 million for the nine months ended March 31, 2006. The increase in interest income on loans receivable during both the three and nine-month periods is primarily due to higher average balances of these assets. Increased rates earned on loans also contributed to the increases in both the nine and three month periods.

Interest income on securities decreased by $49,000 to $196,000 and by $105,000 to $611,000 for the three and nine month periods ended March 31, 2007, respectively due to lower average balances offsetting higher rates earned on these assets. The Company has been reinvesting cash generated from the investment portfolio into the loan portfolio.

Interest income on federal funds sold and other investments increased by $17,000 or 113.3% to $32,000 for the quarter ended March 31, 2007 from $15,000 for the quarter ended March 31, 2006. Interest income on federal funds sold and other investments increased by $21,000 or 26.6% to $100,000 for the nine months ended March 31, 2007 from $79,000 for the nine months ended March 31, 2006. The increase in the three month period is due to both higher average balances and higher rates earned. The increase in the nine-month periods is due to higher rates earned offsetting lower average balances

Interest Expense

Total interest expense increased by $652,000 or 49.6% to $1.9 million for the quarter ended March 31, 2007 from $1.3 million for the quarter ended March 31, 2006. Total interest expense increased by $2.0 million or 57.1% to $5.5 million in the nine months ended March 31, 2007 from $3.5 million. The increase in interest expense during the comparable quarterly and year-to-date periods is due primarily to higher rates paid on deposits accounts and higher average balances of interest-bearing liabilities.

Interest expense on deposits increased by $548,000 or 60.7% to $1.4 million for the quarter ended March 31, 2007 from $903,000 for the quarter ended March 31, 2006. Interest expense on deposits increased by $1.4 million or 58.4% to $3.9 million from $2.5 million for the nine months ended March 31, 2006. The increase in interest expense on deposits in both the quarterly and year to date periods is due to both the significantly higher rates paid on deposits and the higher average balances of interest-bearing deposits.

Interest expense on short-term borrowings decreased by $76,000 to $2,000 from $78,000 for the quarter ended March 31, 2007 and by $69,000 to $37,000 from $106,000 for the nine-month period March 31, 2007 when compared to the comparable periods ended March 31, 2006. Interest expense on long-term borrowings increased by $179,000 or 53.6% to $513,000 from $334,000 for the three month period ended March 31, 2007 as compared to the three month period ended March 31, 2006 due to higher average balances and slightly higher rates paid on these borrowings. Interest expense on long-term borrowings increased by $604,000 or 67.9% to $1.5 million from $889,000 for the nine month period ended March 31, 2007 as compared to the nine month period ended March 31, 2006 due to both higher average balances and slightly higher rates paid on these borrowings.

Net Interest Income

The Company’s net interest income increased by $57,000 or 2.6% to $2.2 million for the quarter ended March 31, 2007 from $2.2 million for the quarter ended March 31, 2006. Net interest income increased by $273,000 or 4.2% to $6.7 million for the nine months ended March 31, 2007 from $6.4 million during the nine months ended March 31, 2006. The increases in net interest income during the comparable quarters and nine-month periods were due to the higher volume of earning assets offsetting a reduced net interest margin.

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

	Nine Months Ended March 31,
	2007			2006
	Average Balance	Interest	Average Rate(1)	Average Balance	Interest	Average Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (2)	$206,428	$11,420	7.38%	$172,672	$9,076	7.01%
Investment and mortgage-backed securities	18,251	611	4.46%	24,186	716	3.95%
Federal funds sold and other interest-earning assets	2,754	100	4.85%	2,905	79	3.64%

Total interest earning assets	227,433	12,131	7.11%	199,763	9,871	6.59%
Noninterest-earning assets	14,217			13,499

Total assets	$241,650			$213,262

Interest-bearing liabilities:
Iterest-bearing deposits	$166,217	$3,938	3.16%	$152,214	$2,486	2.18%
Short-term borrowings	880	37	5.61%	3,197	106	4.41%
Long-term borrowings	41,243	1,493	4.83%	25,390	889	4.67%

Total interest-bearing liabilities	208,340	5,468	3.50%	180,801	3,481	2.57%

Noninterest-bearing liabilities	14,359			14,627

Total liabilities	222,699			195,428
Stockholders’ equity	18,951			17,834

Total liabilities and stockholders’ equity	$241,650			$213,262

Net interest income		$6,663			$6,390

Interest rate spread			3.61%			4.02%

Net Interest margin			3.91%			4.27%

Ratio of average interest-earning assets to average interest-bearing liabilities			109.16%			110.49%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Average Rate(1)	Average Balance	Interest	Average Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (2)	$215,812	$3,979	7.37%	$184,660	$3,238	7.01%
Investment and mortgage-backed securities	17,525	196	4.47%	22,974	245	4.26%
Federal funds sold and other interest-earning assets	2,602	32	4.92%	1,759	15	3.54%

Total interest earning assets	235,939	4,207	7.13%	209,393	3,498	6.68%
Noninterest-earning assets	14,885			13,289

Total assets	$250,824			$222,682

Interest-bearing liabilities:
Interest bearing deposits	$174,764	$1,452	3.32%	$154,239	$903	2.34%
Short-term borrowings	105	2	5.64%	6,687	78	4.67%
Long-term borrowings	42,800	513	4.79%	28,836	334	4.64%

Total interest-bearing liabilities	217,669	1,967	3.61%	189,762	1,315	2.77%

Noninterest-bearing liabilities	13,828			15,080

Total liabilities	231,497			204,842
Stockholders’ equity	19,327			17,840

Total liabilities and stockholders’ equity	$250,824			$222,682

Net Interest Income		$2,240			$2,183

Interest rate spread			3.52%			3.91%

Net interest margin			3.80%			4.17%

Ratio of average interest-earning assets to average interest-bearing liabilities			108.41%			110.35%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

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

The Company’s provision for loan losses for the quarter ended March 31, 2007 was $175,000 as compared to $0 in the quarter ended March 31, 2006. The provision for loan losses increased by $245,000 or 612.5% to $285,000 in the nine-months ended March 31, 2007 from $40,000 for the nine-months ended March 31, 2006. The ratio of the allowance for loan losses as a percentage of total loans outstanding decreased to 0.50% at March 31, 2007 from 0.52% at June 30, 2006. The primary driver of the level of the allowance for loan losses is the Company’s determination of the level of risk in the portfolio. The Company has determined that there is minimal risk in the residential loan portfolio (35%) of total loans. The residential mortgage portfolio consists of conventionally underwritten mortgages that generally conform to Fannie Mae and Freddie Mac guidelines. The Company has not participated in the sub-prime mortgage market. As mentioned above, the Company conservatively underwrites all commercial business and commercial real estate loans with multiple sources of repayment. Loans granted must cash-flow on their own and be backed by substantial collateral. Additionally, $6.9 million of the commercial loan portfolio, including the two commercial loans on non-accrual are guaranteed by the Small Business Administration with an average guarantee percentage of 76%. In the Company’s estimation, the most risk in the portfolio resides in the commercial leasing portfolio whose net balance of $15.2 million represents 7.0% of the portfolio and whose average lease size is only $16,600. These determinations by management have been reviewed by an independent third party loan review consultant in a report dated November 13, 2006. The Company’s allowance for loan losses as a percentage of non-performing loans was 214.6% at March 31, 2007 as compared to 409.8% at June 30, 2006.

Activity in the allowance for loan losses is as follows (dollars in thousands):

	Nine Months Ended		Three Months Ended
	March 31,
	2007	2006	2007	2006
Allowance for loan losses, beginning of period	$1,000	$945	$1,001	$952

Provision for loan losses	285	40	175	—

Loans Charged Off:
Consumer	146	113	40	17
Real Estate	—	—	—	—
Commercial loan	9	—	9	—
Commercial lease	233	29	117	11

Total Charge-Offs	388	142	166	28

Recoveries:
Consumer	70	28	19	6
Real Estate	—	—	—	—
Commercial loan	28	11	4	4
Commercial lease	41	69	3	17

Total Recoveries	139	108	26	27

Allowance for loan losses, end of period	$1,036	$951	$1,036	$951

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated.

(dollars in thousands)	At March 31, 2007	At June 30, 2006
Loans accounted for on a non-accrual basis: (1)
Real estate:
Residential	$168	$13
Commercial	—	146
Construction	—	—
Consumer	14	7
Commercial Loan/Lease	324	78

Total	$506	$244
Accruing loans which are contractually past due 90 days or more	$—	$—

Total	$—	$—

Total non-performing loans	$506	$244

Percentage of total loans	0.23%	0.13%

Other non-performing assets (2)	$5	$—

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other non-performing assets represent property acquired by the Company through foreclosure or repossession.

At March 31, 2007, non-accrual loans consisted of one residential mortgage with a balance of $168,000 and an approximate loan-to-value ratio of 44%, two commercial business loans with a combined balance of $254,000, both with 85% guarantees from the SBA, six commercial leases with balances of $70,000 and two consumer loans with a balance of $14,000.

Non-interest Income

The Company’s non-interest income consists of deposit fees, service charges, fees on the sale of annuities and investment products, and gains and losses on sales of securities, loans and repossessed and other assets. Total non-interest income increased by $20,000 or 9.9% to $221,000 for the quarter ended March 31, 2007 from $201,000 for the quarter ended March 31, 2006. Total non-interest income decreased by $17,000 or 2.6% to $625,000 during the nine months ended March 31, 2007 from $642,000 during the nine months ended March 31, 2006. Included in the March 31, 2006 year-to-date amount is a gain on the sale of an office building of $64,000.

Non-interest Expenses

Total non-interest expenses increased by $159,000 or 8.3% to $2.1 million for the quarter ended March 31, 2007 from $1.9 million for the quarter ended March 31, 2006. Total non-interest expense increased by $188,000 or 3.5% to $5.6 million during the nine months ended March 31, 2007 from $5.4 million during the nine months ended March 31, 2006. The primary reasons for the increases in both the three and nine-month period are the aforementioned direct expenses, primarily professional fees resulting from the previously disclosed merger agreement with Bradford Bancorp. These expenses totaled $268,000 and $244,000 for the nine and three month periods ended March 31, 2007, respectively.

Income Taxes

Income tax expense was $78,000 (or 35.6% of income before the provision for income taxes) and $175,000 (or 36.8% of income before the provision for income taxes) for the quarters ended March 31, 2007 and 2006, respectively. Income tax expense was $505,000 (or 37.1% of income before the provision for income taxes) and $574,000 (or 37.3% of income before the provision for income taxes) for the nine month periods ended March 31, 2007 and 2006, respectively.

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

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At March 31, 2007, the Company’s cash on hand, interest-bearing deposits and Federal funds sold totaled $9.1 million. In addition, the Company has approximately $14.8 million of securities classified as available-for-sale.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $11.1 million. These funds will be internally generated, raised through deposit operations, or borrowed. Certificates of deposits that are scheduled to mature in less than one year at March 31, 2007 totaled $70.5 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $868,000 for the payment of common dividends as well as principal payments on the $5.0 million in subordinated debentures outstanding. The holding company currently has cash on hand of $2.3 million. The only source of funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the holding company from the bank is limited by the earnings of the bank.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	March 31, 2007	June 30, 2006
	(dollars in thousands)
Commitments to originate new loans	$11,166	$13,860
Undisbursed lines of credit	12,805	11,161
Financial standby letters of credit	1,474	1,583

Contractual Obligations

The following table sets forth the company’s contractual obligations as of March 31, 2007:

	< 1 year	1 to 3 Years	4 -5 Years	Over 5 Years	Total
	(dollars in thousands)
Time Deposits	$70,471	$26,503	$17,019	$—	$113,993
Long-term borrowings, including subordinated debentures	8,700	4,000	5,100	25,000	42,800
Lease obligations	179	337	316	3,450	4,283

Total Contractual Obligations	$79,350	$30,840	$22,435	$28,450	$161,076

Item 3 : Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information.

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

PATAPSCO BANCORP, INC.

Date: May 14, 2007	/s/ Michael J. Dee
Michael J. Dee
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)