Form 10KSB
period 2007-06-30
PATAPSCO BANCORP INC
filed 2007-09-26
CIK 1003961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Securities registered under Section 12(b) of the Exchange Act:

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

For the fiscal year ended June 30, 2007, the issuer had $17,292,000 in revenues.

As of September 13, 2007, the aggregate market value of voting common stock held by nonaffiliates was approximately $28,363,193, computed by reference to the most recent sales price on September 13, 2007 as reported on the OTC Electronic Bulletin Board. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting common stock are affiliates.

Number of shares of Common Stock outstanding as of September 13, 2007:1,850,063.

PART I

Forward-Looking Statements

When used in this Annual Report, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

At June 30, 2007, the Bank had $74.3 million, $52.7 million, $23.9 million, $36.3 million, $20.4 and $17.4 million in residential mortgage loans, small business loans, construction loans, commercial real estate loans, home equity and other consumer loans, and equipment leases, respectively.

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

Pending Acquisition

On March 19, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bradford Bancorp, Inc. and its subsidiary, Bradford Bank, whereby Bradford Bancorp and Bradford Bank will acquire the Company and the Bank. Under the terms of the Merger Agreement, the Company’s stockholders will be entitled to receive either $23.00 in cash or 2.3 shares of Bradford Bancorp common stock in exchange for each share of Company common stock. The merger transaction is valued at approximately $45.5 million. Consummation of the merger is subject to the receipt of all regulatory approvals, approval by the Company’s stockholders and by the members of Bradford Bank MHC. It is expected that the merger will be completed in the fourth quarter of 2007.

Market Area

The Bank’s market area for gathering deposits consists of the Hampden area of Baltimore City and eastern and northeastern Baltimore County, Maryland, while the Bank makes loans to customers in much of the Mid-Atlantic area with a strong emphasis on the Baltimore metropolitan area. The economy of the Bank’s market area has historically been based on industries such as steel, shipyards and automobile assembly. The economy in the Bank’s market area continues to be dependent, to some extent, on a small number of major industrial employers. A significant portion of eastern Baltimore County has been designated as an “Enterprise Zone.” As a result, employers relocating to this area are entitled to significant tax and other economic incentives. Based on 2004 United States Census data, the per capita personal income for Baltimore County ($42,852) is greater than that of Maryland as a whole ($39,631) and the United States ($33,050). The per capita personal income for Baltimore City ($29,153) is lower than both the Maryland and United States averages.

Lending Activities

General. The Company’s gross loan portfolio totaled $225.0 million at June 30, 2007, representing 88.1% of total assets at that date. At June 30, 2007, $74.3 million, or 33.0%, of the Company’s gross loan portfolio, consisted of residential mortgage loans. Other loans secured by real estate include construction and commercial real estate loans, which amounted to $60.2 million, or 26.8%, of the Company’s gross loan portfolio at June 30, 2007. In addition, the Company originates consumer and other loans, including home equity loans, home improvement loans and loans secured by deposits. At June 30, 2007, consumer and other loans totaled $20.4 million, or 9.1%, of the Company’s gross loan portfolio. The Company’s commercial loan portfolio, which consists of small business loans and commercial leases, totaled $70.1 million, or 31.1%, of the Company’s gross loan portfolio.

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

In recent years, the Company has purchased whole loans and loan participation interests. During the year ended June 30, 2007, the Company purchased $10.5 million in participation interests, $0.0 million in residential mortgage loans and $1.6 million in consumer home improvement loans. In the future, management will continue to consider purchases of whole loans or participation interests in commercial business, residential and commercial real estate loans and consumer home improvement loans.

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

Under applicable law, with certain limited exceptions, loans and extensions of credit by a commercial bank to a person outstanding, including commitments, at one time shall not exceed 15% of the bank’s unimpaired capital and surplus. Under these limits, the Company’s loans to one borrower were limited to $3.0 million at June 30, 2007. At that date, the Company had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 2007, the Company’s largest lending relationship was a $2.7 million loan secured by commercial real estate, which was current and performing in accordance with its terms at June 30, 2007.

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

Residential Real Estate Lending. The Company historically has been an originator of residential real estate loans in its market area. Residential real estate loans consist of both single-family and multi-family residential real estate loans. At June 30, 2007, residential mortgage loans totaled $74.3 million, or 33.0%, of the Company’s gross loan portfolio. Of such loans, $3.7 million were secured by nonowner-occupied investment properties.

At June 30, 2007, $69.6 million, or 62.9%, of the Company’s residential and commercial real estate loan portfolio was comprised of fixed-rate mortgage loans and $41.0 million, or 37.1%, of the Company’s residential and commercial real estate loan portfolio was comprised of adjustable-rate mortgage loans.

The Company’s multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings. Such loans generally range in size from $100,000 to $500,000. At June 30, 2007, the Company had $7.3 million of multi-family residential real estate loans, which amounted to 3.2% of the Company’s gross loan portfolio at such date. Multi-family real estate loans either are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a three or five-year note maturity, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property.

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

Construction Lending. The Bank also offers residential and commercial construction loans and land acquisition and development loans. Residential construction loans are offered to individuals who are having their primary or secondary residence built, as well as to local builders to construct single-family dwellings. Residential construction advances are made on a stage of completion basis. Generally, loans to owner/occupants for the construction of residential properties are originated in conjunction with the permanent mortgage on the property. The term of the construction loans is normally from 6 to 18 months and has a variable interest rate, which is normally up to 2% above the prime interest rate. Upon completion of construction, the permanent loan rate will be set at the interest rate offered by the Bank on that loan product not sooner than 60 days prior to completion. Interest rates on residential loans to builders are set at the prime interest rate plus a margin of 0.5% to 2.0% as may be adjusted from time to time. Interest rates on commercial construction loans and land acquisition and development loans are based on the prime rate plus a negotiated margin of between 0.5% and 2.0% and adjust from time to time, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At June 30, 2007, $23.9 million, or 10.6%, of the Company’s loan portfolio consisted of construction loans.

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

Commercial Real Estate Lending. The Company’s commercial real estate loan portfolio consists of loans to finance the acquisition of small office buildings, shopping centers and commercial and industrial buildings. Such loans generally range in size from $100,000 to $2,000,000. At June 30, 2007, the Company had $36.3 million of commercial real estate loans, which amounted to 16.1% of the Company’s gross loan portfolio at such date. Commercial real estate loans are typically originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a maturity generally of three to ten years, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its commercial real estate lending to borrowers within its market area or with which it has had prior experience. The Company seeks to expand commercial real estate lending.

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

Consumer Lending. The consumer loans currently in the Company’s loan portfolio consist of home improvement loans, home equity loans, loans secured by savings deposits and overdraft protection for checking accounts and other consumer loans. At June 30, 2007, consumer and other loans totaled $20.4 million, or 9.1%, of the Company’s gross loan portfolio.

In July 1995, the Company instituted a home improvement loan program. Such loans are made to finance a variety of other home improvement projects, such as replacement windows, siding and room additions. The Company’s policy is to originate home improvement loans throughout Maryland, Virginia, Delaware, New Jersey and Southern Pennsylvania. While the Company originates some home improvement loans on a direct basis, most of the home improvement loans in the Company’s portfolio are originated on an indirect basis through the Company’s relationships with selected independent contractors. The Company’s underwriting policies apply to all home improvement loans whether or not directly originated by the Company. Home improvement loans generally have terms ranging from three to 10 years and have fixed interest rates. Home improvement loans are made on both secured and unsecured basis. However, the majority of home improvement loans with a principal loan amount over $10,000 or which have a term longer than 84 months are made on a secured basis with loan-to-value ratios up to 80% or 90%, depending on the type of project financed. At June 30, 2007, home improvement loans amounted to $12.5 million, or 5.6%, of the Company’s loan portfolio, with $1.4 million of such loans being secured by real estate.

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

At June 30, 2007, the Company’s commercial loans totaled $70.1 million, or 31.2%, of the Company’s loan portfolio. This commercial lending program employs many of the alternative financing and guarantee programs available through the U.S. Small Business Administration and other state and local economic development agencies.

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

The Company offers loans to finance lease transactions, secured by the lease and the underlying equipment, to businesses of various size through its subsidiary, Prime Business Leasing. In extending the financing in a commercial lease transaction, the Company reviews the borrower’s financial statements, credit reports, tax returns and other documentation. Generally, commercial lease financing is made in amounts ranging between $3,000 and $120,000 with terms of up to five years and carry fixed interest rates. At June 30, 2007, commercial lease finance transaction loans totaled $17.4 million, or 7.7%, of the Company’s loan portfolio.

Loan Fees and Servicing. The Company receives fees in connection with late payments and for miscellaneous services related to its loans. The Company also charges fees in connection with loan originations typically up to 2 points (one point being equal to 1% of the loan amount) on real estate loan originations. The Company generally does not service loans for others. The Company has sold participating interests on residential, commercial real estate and commercial business loans to other local financial institutions. At June 30, 2007, the Company was servicing these participation interests for others totaling approximately $12.2 million.

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

Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management’s judgment there is no doubt as to full collectibility of principal and interest. At June 30, 2007, all loans past due more than 90 days were on nonaccrual. Consumer loans are generally charged off after they become more than 90 days past due. All other loans are charged off when management concludes that they are uncollectible. See Notes 1 and 3 of the Notes to Consolidated Financial Statements.

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

Under applicable accounting rules, investment securities classified as held-to-maturity are recorded at amortized cost and those classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2007, the Company’s entire portfolio of investment securities was classified as available for sale and had an aggregate carrying value of $13.1 million and an unrealized net loss after tax of $0.3 million. Management of the Company currently does not anticipate that the presence of unrealized losses in the Company’s portfolio of investment securities and mortgage-backed securities is likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Borrowings. While savings deposits historically have been the primary source of funds for the Company’s lending, investments and general operating activities, the Bank utilizes advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank’s stock in the FHLB of Atlanta and other eligible assets. At June 30, 2007, the Company had outstanding Federal Home Loan Bank of Atlanta advances of $38.8 million with an average rate of 4.65%. Additionally, the Bank has a $5.1 million line of credit, of which $0.0 was outstanding at June 30, 2007 with The Bankers Bank of Atlanta, Georgia.

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

Employees

As of June 30, 2007, the Company had 68 full-time and 17 part-time employees, none of who were represented by a collective bargaining agreement. Management considers the Company’s relationships with its employees to be good.

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

The table below provides information with respect to the Bank’s compliance with its regulatory capital requirements at the dates indicated.

	Actual		Regulatory Requirements for Capital Adequacy Purposes		Regulatory Requirements to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2007:
Total Capital (to Risk Weighted Assets)	$20,091	10.31%	$15,589	8.00%	$19,487	10.00%
Tier 1 Capital (to Risk Weighted Assets)	18,981	9.74	7,795	4.00	11,692	6.00
Tier 1 Capital (to Average Assets)	18,981	7.57	10,030	4.00	12,537	5.00

As of June 30, 2006:
Total Capital (to Risk Weighted Assets)	$18,144	11.25%	$12,904	8.00%	$16,130	10.00%
Tier 1 Capital (to Risk Weighted Assets)	17,144	10.63	6,452	4.00	9,678	6.00
Tier 1 Capital (to Average Assets)	17,144	7.66	8,958	4.00	11,197	5.00

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

For purposes of these restrictions, an “undercapitalized institution” is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMELS rating). A “significantly undercapitalized” institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A “critically undercapitalized” institution is defined as a depository institution that has a ratio of “tangible equity” to total assets of less than 2.0%. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any examination rating category. At June 30, 2007, the Bank was classified as well capitalized under Federal Reserve regulations.

Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The federal banking agencies, including the Federal Reserve Board, have released Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business, establish certain basic standards for loan documentation, credit underwriting, asset quality, capital adequacy, earnings, interest rate risk exposure and asset growth, information security and further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank meets substantially all the standards adopted in the interagency guidelines.

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold specified amounts of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock at June 30, 2007 of $2.2 million.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of between $8.5 million and $45.8 million, plus 10% on the remainder. The first $8.5 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of June 30, 2007, the Bank met its reserve requirements.

The monetary policies and regulations of the Federal Reserve Board have a significant effect on the operating results of commercial banks. The Federal Reserve Board’s policies affect the levels of bank loans, investments and deposits through its open market operation in United States government securities, its regulation of the interest rate on borrowings of member banks from Federal Reserve Banks and its imposition of nonearning reserve requirements on all depository institutions, such as the Bank, that maintain transaction accounts or non-personal time deposits.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit is expected to approximate $188,000. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending June 30, 2007 averaged 1.24 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Dividend Restrictions. The Bank’s ability to pay dividends is governed by Maryland law and the regulations of the Federal Reserve Board. Maryland law provides that dividends may be paid out of individual profits or with approval of the Commissioner, surplus of 100% of capital stock. Under Maryland law relating to financial institutions, if the surplus of a commercial bank at any time is less than 100% of its capital stock, then, until the surplus is 100% of the capital stock, the commercial bank: (i) must transfer to its surplus annually at least 10% of its net earnings; and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings.

The Bank’s payment of dividends is also subject to the Federal Reserve Board’s Regulation H, which provides that a state member bank may not pay a dividend if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for the year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or to a fund for the retirement of preferred stock, unless the bank has received the prior approval of the Federal Reserve Board. The previously referenced prompt corrective action requirements prohibit dividends where the Bank would be “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized” after the dividend. Additionally, both the Commissioner and the

Federal Reserve Board has the authority to prohibit the payment of dividends by a Maryland commercial bank when it determines such payment to be an unsafe and unsound banking practice. Finally, the Bank is not able to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the remaining balance of the liquidation account established in connection with its conversion in April 1996 from mutual to stock form. See Note 9 of the Notes to Consolidated Financial Statements appearing in Item 7 of this Annual Report on Form 10-KSB.

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

Management will periodically evaluate its lending policies to assure conformity to the Interagency Guidelines and does not anticipate that the Interagency Guidelines have a material effect on its lending activities.

Limits on Loans to One Borrower. The Bank has chosen to be subject to federal law with respect to limits on loans to one borrower. Generally, under federal law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed 15% of the unimpaired capital and surplus of the commercial bank, plus an additional 10% if secured by specified “readily marketable collateral.” The Bank’s lending limit to one borrower as of June 30, 2007 was $3.0 million.

Transactions with Related Parties. Transactions between a state member bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state member bank is any company or entity, which controls, is controlled by or is under common control with the state member bank. In a holding company context, at a minimum, the parent holding company of a state member bank and any companies which are controlled by such parent holding company are affiliates of the state member bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Certain types of covered transactions must be calculated according to a schedule set forth in the statute based on the type of collateral.

State member banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve’s Regulation O thereunder on loans to executive officers, directors and principal stockholders (“insiders”). Under Section 22(h), aggregate loans to directors, executive officers and greater than 10% stockholders may not exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to insiders of a state member bank, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus; however loans aggregating to $500,000 or more always require such approval. Further, Section 22(h) requires that loans to insiders be made on terms substantially the same as offered in comparable transactions to other persons with an exception for loans made to a bank-wide benefit or compensation program that does not give preference to insiders. Section 22(g) of the Federal Reserve Act places further restrictions on the types of loans that can be made to executive officers.

Additionally, Maryland statutory law imposes restrictions on certain transactions with affiliated persons of Maryland commercial banks. Generally, under Maryland law, a director, officer or employee of a commercial bank may not borrow, directly or indirectly, any money from the bank, unless the loan has been approved by a resolution adopted at and recorded in the minutes of the board of directors of the bank, or the executive committee of the bank, if that committee is authorized to make loans. If such a loan is approved by the executive committee, the loan approval must be reported to the board of directors at its next meeting. Certain commercial loans made to non-employee directors of a bank and certain consumer loans made to non-officer and non-director employees of the bank are exempt from the statute’s coverage.

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

The Commissioner has extensive enforcement authority over Maryland banks. Such authority includes the ability to issue cease and desist orders and civil money penalties and to remove directors or officers. The Commissioner may also take possession of a Maryland bank whose capital is impaired and seek to have a receiver appointed by a court.

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

The Gramm-Leach-Bliley Act of 1999 authorized bank holding companies that meet certain management, capital and other criteria to choose to become a “financial holding company” and thereby engage in a broader array of financial activities including insurance underwriting and investment banking. The Company has not, up to now, opted to become a financial holding company.

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

Capital Requirements. The Federal Reserve Board has established capital requirements generally similar to the capital requirements for state member banks described above, for bank holding companies. Formerly, these were applied to bank holding companies with total assets of $150 million or above, including the Company. However, in 2007, the Federal Reserve Board raised the threshold for the applicability of its capital requirements to a $500 million asset size except where the company (i) engages in significant non-banking activities; (ii) conducts significant off balance sheet activities or has a material amount of debt or equity securities outstanding registered with the Securities Exchange Commission. The Federal Reserve Board has reserved the right to apply its requirements to bank holding companies of any size when required for supervisory purposes.

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

Taxation

For fiscal year 2007, the Company’s maximum federal income tax rate was 34%. The Company and the Bank, together with the Bank’s subsidiary, to date have not filed a consolidated federal income tax return for the fiscal year ended June 30, 2007. The Company has had no material tax liability through June 30, 2007.

The Bank’s federal income tax returns have been audited through June 30, 1995. The Company’s tax returns have never been audited.

State Income Taxation. The State of Maryland imposes an income tax of approximately 7% on income measured substantially the same as federally taxable income, except that U.S. Government interest is not fully taxable.

For additional information regarding taxation, see Note 8 of Notes to Consolidated Financial Statements.

Item 2. Description of Property

The following table sets forth the location and certain additional information regarding the Bank’s offices at June 30, 2007.

	Year Opened	Owned or Leased	Book Value at June 30, 2007	Approximate Square Footage
	(Dollars in thousands)
Headquarters and Branch Office
1301 Merritt Boulevard	1970	Owned	$438	9,600
Dundalk, Maryland 21222

Branch Office
2028 Joppa Road
Baltimore, Maryland 21234	2007	Leased	3,095	7,000

Branch Office
7802 Harford Road
Baltimore, Maryland 21234	1979	Owned	226	2,000

Branch Office
821 W. 36th Street
Baltimore, Maryland 21211	1988	Owned	113	1,100

Branch Office
12128 Long Green Pike
Glen Arm, Maryland 21057	1988	Leased	25	1,400

Branch Office
11630 Glen Arm Road
Glen Arm, Maryland 21057	2006	Leased	—	400

The book value of the Bank’s investment in premises and equipment totaled $4.5 million at June 30, 2007. See Note 4 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2007, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiary is a party or to which any of their properties is subject which are currently expected to result in a material loss.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) The Company’s common stock trades under the symbol “PATD” on the OTC Electronic Bulletin Board. There were 1,864,985 shares of common stock outstanding and approximately 396 holders of record at June 30, 2007. Following are the high and low closing sale prices, by fiscal quarter, as reported on the OTC Electronic Bulletin Board during the periods indicated, as well as the dividends paid during each quarter.

	High	Low	Dividends Per Share
Fiscal 2007:
First Quarter	$11.00	$10.05	$.0625
Second Quarter	13.75	10.30	.0700
Third Quarter	23.25	11.65	.0700
Fourth Quarter	23.25	22.75	.0700

Fiscal 2006:
First Quarter	13.00	11.00	.0625
Second Quarter	11.60	10.00	.0625
Third Quarter	12.00	10.60	.0625
Fourth Quarter	11.70	9.70	.0625

The stated high and low closing sale prices reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b) Not applicable.

(c) During the fourth quarter of the fiscal year ended June 30, 2007, the Company repurchased the following shares of its common stock.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2007				NA
Beginning date: April 1	—	$—	—
Ending date: April 30

May 2007
Beginning date: May 1
Ending date: May 31	—	—	—

June 2007
Beginning date: June 1	29,992	23.00	—

Ending date: June 30
Total	29,992	$23.00	—	NA

The share repurchases included in the above table, are the result of participants in the Company’s ESOP exercising their put options on shares distributed. See Note 11 of the Notes to the consolidated financial statements appearing in Item 7 to this Annual Report on Form 10-KSB.

Item 6. Management’s Discussion and Analysis or Plan of Operation

General

The Company’s results of operations depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans, investment securities, and other investments, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and advances from the Federal Home Loan Bank of Atlanta. The net interest income earned on interest-earning assets (“net interest margin”) and the ratio of interest-earning assets to interest-bearing liabilities have a significant impact on net interest income. The Company’s net interest margin is affected by regulatory, economic and competitive factors that influence interest rates, loan and deposit flows. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities. To a lesser extent, the Company’s results of operations are also affected by the amount of its noninterest income, including loan fees and service charges, and levels of noninterest expense, which consists principally of compensation and employee benefits, insurance premiums, professional fees, equipment expense, occupancy costs, advertising, data processing and other operating expenses.

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

In connection with the merger, Bradford Bank’s current mutual holding company, Bradford Bank MHC, which owns 100% of Bradford Bancorp’s outstanding shares, will undergo a full mutual-to-stock conversion and stock offering. Under the terms of the transaction, shareholders of Patapsco Bancorp will be entitled to receive either $23.00 in cash or 2.3 shares of Bradford Bancorp common stock (assuming a $10.00 per share initial public offering price) in exchange for each share of Patapsco Bancorp common stock. Based upon the $23.00 per share price, the consideration is approximately 278% of tangible book value, 229% of book value and 30 times trailing twelve months earnings, computed as of the date of the announcement.

Forward-Looking Statements

When used in this Annual Report, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

The allowance for loan losses (“allowance”) represents an amount, that in the judgment of management, will be adequate to absorb probable losses on outstanding loans and leases that may become uncollectible. The allowance represents an estimate made based upon two principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No.5 “Accounting for Contingencies”, that requires losses to be accrued when their occurrence is probable and estimable, and (2) SFAS No. 114 “Accounting by Creditors for Impairment of a Loan”, that requires losses be accrued when it is probable that the lender will not collect all principal and interest when due under the original term of the loan. The adequacy of the allowance is determined through careful evaluation of the loan portfolio. This determination is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of the current economic environment that may be subject to change. Loans and leases deemed uncollectible are charged against the allowance and recoveries of previously charged-off amounts are credited to it. The level of the allowance is adjusted through the provision for loan losses that is recorded as a current period expense.

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 114, Patapsco determines and recognizes impairment of certain loans. A loan is determined to be impaired when, based on current information and events, it is probable that Patapsco will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of insignificant delay in payment if Patapsco expects to collect all amounts due, including past-due interest. Patapsco generally considers a period of insignificant delay in payment to include delinquency up to and including 90 days. Statement 114 requires that impairment be measured through a comparison of the loan’s carrying amount to the present value of it’s expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of the probable losses in the loan and lease portfolio can vary significantly from losses that actually occur.

Marketable equity securities and debt securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are acquired as part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available for sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses, using the specific identification method, are included as a separate component of non-interest income. Related interest and dividends are included in interest income. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 revised the accounting for purchased intangible assets and, in general, requires that goodwill no longer be amortized, but rather that it be tested for impairment on an annual basis at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as purchased customer accounts, are required to be amortized over their estimated lives. Prior to July 1, 2002, substantially all of the Company’s goodwill was amortized using the straight-line method over 15 years. Other intangible assets are amortized using the straight-line method over estimated useful lives of 10 years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired.

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to the Company’s average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Dividing income or expense by the average daily balance of assets or liabilities, respectively, derives such yields and costs for the periods presented. Average balances are derived from daily balances.

The table also presents information for the periods indicated with respect to the institution’s net interest margin, which is net interest income divided by the average balance of interest earning assets. This is an important indicator of commercial bank profitability. The net interest margin is affected by yields on interest earning assets, the costs of interest bearing liabilities and the relative amounts of interest earning assets and interest bearing liabilities. Another indicator of an institution’s net interest income is the interest rate spread or the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

	Year Ended June 30,
	2007			2006			2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$209,228	$15,461	7.39%	$177,598	$12,501	7.04%	$155,352	$10,613	6.83%
Investment securities (2)	17,866	802	4.49	23,412	941	4.02	28,327	1,046	3.69
Short-term investments and other interest-earning assets	3,283	163	4.98	3,036	114	3.77	7,671	152	1.98

Total interest-earning assets	230,377	16,426	7.13	204,046	13,556	6.64	191,350	11,811	6.17
Non-interest-earning assets	14,581			12,848			13,367

Total assets	$244,958			$216,894			$204,717

Interest-bearing liabilities:
Deposits (3)	$169,324	$5,458	3.22	$152,904	$3,486	2.28	$153,961	$2,818	1.83
Short-term borrowings	661	37	5.61	3,116	140	4.51	—	—	—
Long-term borrowings	41,538	2,008	4.83	28,444	1,323	4.65	21,296	936	4.39

Total interest-bearing liabilities	211,523	7,503	3.55	184,464	4,949	2.68	175,257	3,754	2.14

Non-interest-bearing liabilities	14,369			14,528			12,353

Total liabilities	225,892			198,992			187,610
Total equity	19,066			17,902			17,107

Total liabilities and equity	$244,958			$216,894			$204,717

Net interest income		$8,923			$8,607			$8,057

Interest rate margin			3.87%			4.22%			4.21%

Net interest spread			3.58%			3.96%			4.03%

Ratio of average interest-earning assets to average interest-bearing liabilities			108.91%			110.62%			109.18%

(1)	Includes nonaccrual loans.
(2)	Includes investments required by law.
(3)	Includes escrow accounts.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by the prior year’s rate); and (ii) changes in rate (changes in rate multiplied by the prior year’s volume).

	Year Ended June 30,			Year Ended June 30,
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$2,313	$647	$2,960	$1,558	$330	$1,888
Investment securities	(235)	96	(139)	(132)	27	(105)
Short-term investments and other interest-earning assets	11	38	49	(134)	96	(38)

Total interest-earning assets	2,089	781	2,870	1,292	453	1,745

Interest expense:
Deposits (1)	406	1,566	1,972	(19)	687	668
Short-term borrowings	47	(103)	140	—	140
Long-term borrowings	631	54	685	330	57	387

Total interest-bearing liabilities	887	1,667	2,554	451	744	1,195

Change in net interest income	$1,202	$(886)	$316	$841	$(291)	$550

(1)	Includes interest-bearing escrow accounts.
(2)	Combined rate/volume variances, a third element of the calculation, are allocated to the volume and rate variances based on their relative size.

Comparison of Financial Condition at June 30, 2007 and 2006

General. Total assets increased by $27.4 million or 12.0% to $255.5 million at June 30, 2007 from $228.1 million at June 30, 2006. Growth was funded primarily with interest bearing deposits, primarily certificate accounts and to a lesser extent, borrowings.

Loans Receivable. Gross loans receivable increased by $26.1 million, or 13.1%, to $225.0 million at June 30, 2007 from $198.9 million at June 30, 2006. Construction loans increased by $9.9 million or 71.8%, commercial business loans increased by $17.9 million or 51.4%, commercial real estate loans increased by $6.6 million or 22.1%, consumer loans increased $2.1 million or 11.3%. Commercial leases decreased by $4.0 million or 18.9% and residential mortgages decreased by $6.4 million or 7.9%.

The following table sets forth selected data relating to the composition of the Company’s loan portfolio by type of loan at the dates indicated. At June 30, 2007, the Company had no concentrations of loans exceeding 10% of gross loans other than as disclosed below:

	At June 30,
	2007		2006		2005		2004		2003
(Dollars in thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Real Estate Loans:
Residential	$74,332	33.03%	$80,693	40.58%	$74,600	44.46%	$78,303	49.27%	$48,664	40.76%
Commercial	36,302	16.13	29,712	14.94	25,109	14.96%	16,545	10.41	14,622	12.25
Construction	23,907	10.62	13,913	7.00	5,520	3.29%	6,510	4.10	4,266	3.57

Consumer Loans:
Home Improvement	12,481	5.55%	11,442	5.75%	7,910	4.71%	8,063	5.07%	9,161	7.67%
Home Equity	4,964	2.21	4,400	2.21	5,205	3.10%	4,244	2.67	3,709	3.11
Other Consumer	2,955	1.31	2,483	1.25	2,401	1.43%	2,170	1.36	2,194	1.84

Commercial Loans:
Commercial Loans	52,711	23.43	34,827	17.51%	28,102	16.75%	21,919	13.79	17,564	14.70%
Commercial Leases	17,366	7.72	21,409	10.76	18,969	11.30%	21,182	13.33	19,225	16.10

Gross Loans	225,018	100.00%	198,879	100.00	167,816	100.00%	158,936	100.00%	119,405	100.00%

Less:
Deferred Origination Fees, net of costs	240		178		99		94		96
Unearned Interest Consumer Loans	1,147		1,245		503		465		408
Unearned Interest Commercial Leases	2,480		6,091		5,446		6,473		4,356
Purchase Accounting (Premium) discount, net	(198)		(224)		(271)		(445)		154
Allowance for Loan Loss	1,110		1,000		945		936		1,139

Net Loans	$220,239		$190,589		$161,094		$151,413		$113,252

The following table sets forth certain information at June 30, 2007 regarding the dollar amount of selected loan types maturing or repricing in the Company’s portfolio. The table does not include any estimate of prepayments that may significantly shorten the average life of all loans and cause the Company’s repayment experience to differ from that shown below.

	Due during the year ending June 30, 2008	Due after 1 through 5 years after June 30, 2007	Due after 5 years after June 30, 2007	Total
	(In thousands)
Construction Loans	$17,877	$6,030	$—	$23,907
Commercial loans	6,331	7,274	39,106	52,711

Total	$24,208	$13,304	$39,106	$76,618

The following table sets forth at June 30, 2007 the dollar amount of the above loans which may reprice or are due one year or more after June 30, 2007 which have predetermined interest rates and have floating or adjustable interest rates.

	Predetermined Rates	Floating or Adjustable Rates	Total
	(In thousands)
Construction	$—	$23,907	$23,907
Commercial	20,090	32,621	52,711

Total	$20,090	$56,528	$76,618

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments.

Investment Securities. U.S. government agency and corporate securities decreased by $1.9 million or 22.8% to $6.6 million at June 30, 2007 from $8.5 million at June 30, 2006 due to scheduled maturities and a decrease in the unrealized loss on these securities. Mortgage-backed securities decreased by $1.6 million or 19.3% in the year ended June 30, 2007 as pay-downs in the portfolio were not replaced with any purchases. Stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Richmond increased by $0.2 million due to the membership requirements of these organizations.

The following table sets forth the carrying value of the Company’s investments at the dates indicated.

	At June 30 ,
	2007	2006	2005
	(in thousands)
Securities available for sale, at fair value:
U.S. Government and agency securities	$4,676	$6,559	$11,661
Equity securities	—	78	68
Corporate bonds	1,913	1,903	2,580
Mortgage-backed securities	6,558	8,127	10,491

Total securities available for sale	13,147	16,667	24,800

Investments required by law, at cost:
FHLB of Atlanta stock	2,190	2,018	1,279
FRB of Richmond stock	409	398	398

Total investments required by law, at cost	2,599	2,416	1,677

Total investments	$15,746	$19,083	$26,477

The following table sets forth the scheduled maturities, carrying amounts, fair values and average yields for the Company’s investment portfolio at June 30, 2007:

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Fair Value	Average Yield
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$1	8.00%	$—	—%	$2,115	4.50%	$4,796	4.97%	$6,912	$6,558	5.09%
U.S. Government & agency	1,000	3.25	2,496	5.05	500	4.88	750	4.25	4,746	4,676	4.59
Corporate bonds	—	—	1,000	3.73	—	—	1,000	5.60	2,000	1,913	4.88
Investments required by law	—	—	—	—	—	—	2,599	6.00	2,599	2,599	6.00

Total	$1,001	3.25%	$3,496	4.67%	$2,615	4.57%	$9,145	5.27%	$16,257	$15,746	5.07%

Deposits. Total deposits increased by $22.9 million or 13.7% to $189.7 million at June 30, 2007 from $166.8 million at June 30, 2006. Decreases in savings ($5.6) and non-interest checking ($1.4) were offset by increases in certificates of deposit ($26.7) and money market ($3.2) accounts. Rising rates paid on deposits in the Company’s market area have resulted in depositors moving money into higher yielding certificate accounts. Competition for deposits in the Company’s market area remains intense. Of the $26.7 million increase in certificates of deposit, $12.9 million or 48.3% was due to an increase in brokered deposits.

The following table sets forth deposit balances by type as of the dates indicated.

	At June 30,
	(Dollars in thousands)
	2007		2006		2005
	Balance	% Total	Balance	% Total	Balance	% Total
Savings accounts	$20,228	10.66%	$25,819	15.48%	$31,984	19.46%
NOW checking	12,745	6.72	12,781	7.66	13,406	8.16
Money market	32,235	16.99	28,968	17.36	29,211	17.78
Certificates of deposits	112,751	59.43	86,079	51.60	77,647	47.25

Interest-bearing deposits	177,959	93.80	153,647	92.10	152,248	92.65
Noninterest-bearing checking	11,753	6.20	13,186	7.90	12,072	7.35

Total	$189,712	100.00%	$166,833	100.00%	$164,320	100.00%

The following table sets forth the average balances based on daily balances and interest rates for various types of deposits for the years ended June 30:

	Year Ended June 30,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Savings accounts	$22,512	0.43%	$29,021	0.42%	$31,434	0.47%
NOW checking	12,473	0.20	12,130.13		12,778	0.29
Money market	29,561	2.49	29,029	1.49	29,612	1.01
Certificates of deposit	104,778	4.44	82,152	3.54	78,815	3.20
Noninterest-bearing checking	12,366	—	12,776	—	11,324	—

Total	$181,690		$165,108		$163,963

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2007. At such date, such deposits represented 12.55% of total deposits and had a weighted average rate of 4.79%.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$1,276
Over three through 6 months	5,884
Over six through 12 months	7,574
Over 12 months	9,084

Total	$23,818

Borrowings. The Company’s long-term borrowings increased by $3.7 million or 10.7% to $38.8 million at June 30, 2007 from $35.1 million at June 30, 2006. Loan fundings well in excess of deposit growth is the reason for the growth.

The following table sets forth certain information regarding borrowings, but not the subordinated debt, by the Company as of or for the year ended June 30:

	2007	2006	2005
	(Dollars in thousands)
Amounts outstanding at end of period:
FHLB advances	$38,800	$35,050	$18,400
Other borrowings	—	—	1,833
Weighted average rate paid on:
FHLB advances	4.65%	4.33%	4.36%
Other borrowings	—	—	4.72%
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$38,800	$35,050	$20,900
Other borrowings	—	—	2,000
Approximate average borrowings outstanding with respect to:
FHLB advances	$36,933	$27,452	$19,325
Other borrowings	—	—	1,971

Comparison of Operating Results for the Years Ended June 30, 2007 and 2006

General. The Company’s net income decreased by $0.2 million or 14.6% to $1.2 million for the year ended June 30, 2007 from $1.4 million for the year ended June 30, 2006. The decrease in the Company’s net income is a result of higher operating expenses resulting from the previously disclosed merger agreement with Bradford Bancorp and a higher provision for loan losses. Direct expenses, primarily professional fees, related to the transaction for the year ended June 30, 2007 totaled $385,000. Additionally, the provision for loan losses increased substantially in the comparative year-to-date periods.

Net Interest Income. The Company’s net interest income increased by $0.3 million or 3.7%, to $8.9 million in the year ended June 30, 2007 from $8.6 million in the year ended June 30, 2006. Interest income increased by $2.9 million or 21.2% and interest expense increased by $2.6 million or 51.6%.

The increase in net interest income is primarily attributable to higher average balances of interest-earning assets, primarily loans, in the twelve months ended June 30, 2007 compared to the twelve months ended June 30, 2006, offsetting higher rates paid on deposits and borrowings.

The Company’s net interest margin decreased to 3.87% for the year ended June 30, 2007 from 4.22% for the year ended June 30, 2006. Intense competition for both loans and deposits, as well as a flat yield curve has made it difficult to maintain the net interest margin.

Interest Income. The Company’s total interest income increased by $2.9 million or 21.2% to $16.4 million from $13.6 million in the year ended June 30, 2006. The increase in interest income is primarily attributable to higher average loan balances and higher rates earned on all interest-earning asset classes offsetting reduced income from securities available for sale due to lower average balances in the year ended June 30, 2007 compared to the year ended June 30, 2006. As shown in the rate/volume analysis above, the increase in the average volume of loans is responsible for a $2.3 million increase in interest income. This is somewhat offset by lower average balances of investment securities.

Interest income on loans increased $2.9 million, or 23.7% during fiscal year 2007 due to both higher average balances and higher rates earned on the loan portfolio.

Interest income on investment securities decreased by $139,000 or 14.8% to $0.8 million in fiscal year 2007 compared to $0.9 million in fiscal year 2006. The decrease was the result of lower average balances resulting from scheduled maturities and pay-downs offsetting higher rates earned on these securities.

Interest income on short-term investments and other interest earning assets increased $49,000, or 43.0%, to $163,000 in the fiscal year ended June 30, 2007 from $114,000 in the fiscal year ended June 30, 2006. The increase is due to both higher rates earned on these assets and higher average balances outstanding during the year.

Interest Expense. The Company’s total interest expense increased by $2.6 million, or 51.6%, to $7.5 million in fiscal year 2007 from $4.9 million in fiscal 2006. As shown in the rate/volume table on page 7, the increase in rates paid on deposits and borrowings is responsible for $1.7 million of the increase while the higher average balances of deposits and borrowings outstanding is responsible for the remainder.

Interest expense on deposits increased $2.0 million or 56.6%, to $5.5 million in fiscal year 2007 from $3.5 million in fiscal 2006. The increase is due to both higher rates paid on deposits and higher average balances.

Interest expense on short-term borrowings which includes federal funds borrowed and borrowings from the Federal Home Loan Bank of Atlanta, decreased by $103,000 or 73.6% to $37,000 in the year ended June 30, 2007 from $140,000 in the year ended June 30, 2006 due to lower average balances outstanding offsetting higher rates paid on these borrowings.

Interest expense on long-term borrowings, which includes borrowings from the Federal Home Loan Bank of Atlanta and subordinated debentures, increased $685,000, or 51.8%, to $2.0 million in the year ended June 30, 2007 from $1.3 million in the year ended June 30, 2006. This increase is the result of both higher average balances used to fund loan growth and higher rates paid on long-term borrowings.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses. The method utilized for the determination of the allowance is described in “Critical Accounting Policies” above and in Note 1 of the Consolidated Financial Statements.

The provision for loan losses was $430,000 in fiscal year 2007, an increase of $365,000, or 561.5%, from the fiscal year 2006 provision of $65,000. The Company’s allowance for loan losses as a percentage of total loans outstanding decreased to 0.50% at June 30, 2007 from 0.52% at June 30, 2006. The decrease in this percentage resulted from the increase in loans outstanding offsetting the small growth in the allowance. The primary driver of the level of the allowance for loan losses is the Company’s determination of the level of risk in the portfolio. The Company has determined that there is minimal risk in the residential loan portfolio (33% of total loans.) The residential mortgage portfolio consists of conventionally underwritten mortgages that generally conform to Fannie Mae and Freddie Mac guidelines. The Company has not participated in the sub-prime mortgage market. The Company conservatively underwrites all commercial business and commercial real estate loans with multiple sources of repayment. Loans granted must cash-flow on their own and be backed by substantial collateral. Additionally, $6.3 million of the commercial loan portfolio, including the two commercial loans on non-accrual are guaranteed by the Small Business Administration with an average guarantee percentage of 76%. In the Company’s estimation, the most risk in the portfolio resides in the commercial leasing portfolio whose net balance of $14.9 million represents 7.0% of the portfolio and whose average lease size is only $16,750. These determinations by management have been reviewed by an independent third party loan review consultant in a report dated November 13, 2006. The Company’s allowance for loan losses as a percentage of non-performing loans was 230.3% at June 30, 2007 as compared to 409.8% at June 30, 2006.

The following table shows the activity in the allowance for loan losses in the periods indicated:

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$1,000	$945	$936	$1,139	$1,438
Loans charged off:
Real estate mortgage	—	—	—	40	—
Commercial loan	9	—	5	16	499
Commercial leases	265	40	184	178	320
Consumer	202	146	143	212	145

Total charge-offs	476	186	332	446	964
Recoveries:
Real estate mortgage	—	41	—	—	—
Commercial loan	33	16	5	51	37
Commercial leases	48	78	54	95	55
Consumer	75	41	57	55	42

Total recoveries	156	176	116	201	134

Net loans charged off	320	10	216	245	830
Provision for loan losses	430	65	225	42	531

Balance at end of period	$1,110	$1,000	$945	$936	$1,139

Ratio of net charge-offs to average loans outstanding during the period	0.15%	0.01%	0.14%	0.20%	0.72%

Ratio of allowance to non-performing loans	230.34%	409.84%	2,487.45%	188.01%	348.32%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	As of June 30, 2007		As of June 30, 2006		As of June 30, 2005		As of June 30, 2004		As of June 30, 2003
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars in thousands)
Real estate mortgage:
Residential	$45	33.1%	$61	40.6%	$60	44.5%	$78	49.3%	$118	40.8%
Commercial	144	16.1	67	14.9	79	15.0	70	10.4	95	12.2
Construction	146	10.6	64	7.0	55	3.3	65	4.1	163	3.6
Consumer and other	137	9.1	67	9.2	99	9.2	95	9.1	153	12.6
Commercial Business	413	23.4	558	17.5	494	16.7	428	13.8	275	14.7
Commercial Leases	225	7.7	183	10.8	158	11.3	200	13.3	335	16.1

Total allowance for loan Losses	$1,110	100.0%	$1,000	100.0%	$945	100.0%	$936	100.0%	$1,139	100.0%

The following table sets forth information with respect to the Company’s nonperforming assets at the dates indicated.

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
Real estate:
Residential	$168	$13	$—	$—	$90
Commercial	—	146	—	—	—
Construction	—	—	—	—	—
Consumer	14	7	16	12	44
Commercial Loan/Lease	300	78	22	486	193

Total	$482	$244	$38	$498	$327

Accruing loans which are contractually past due 90 days or more	$—	$—	$—	$—	$—

Total non-performing loans	$482	$244	$38	$498	$327

Percentage of total loans, net	0.22%	0.13%	0.02%	0.33%	0.26%

Other non-performing assets (2)	$5	$—	$60	$—	$19

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other nonperforming assets represents property and equipment acquired by the Company through foreclosure or repossession.

At June 30, 2007, non-accrual loans consisted of one residential mortgage with a balance of $168,000 and an approximate loan-to-value ratio of 44%, two commercial business loans with a combined balance of $247,000, both with 85% guarantees from the SBA, four commercial leases with balances of $53,000 and four consumer loans with a balance of $14,000.

At June 30, 2007, the Company had no loans not classified as nonaccrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may subsequently result in disclosure as nonaccrual, 90 days past due or restructured.

Non-interest Income. The Company’s non-interest income consists of deposit fees, service charges, fees on the sale of annuities and investment products, and gains and losses on sales of securities, loans and repossessed and other assets. Total non-interest income decreased by $5,000 or 0.6% to $866,000 during the year ended June 30, 2007 from $871,000 during the year ended June 30, 2006.

Non-interest Expense. The Company’s total noninterest expense increased by $0.2 million or 3.4%, to $7.4 million during fiscal 2007, as compared to $7.2 million in fiscal 2006. The primary reason for the increase are the direct expenses, primarily professional fees resulting from the previously disclosed merger agreement with Bradford Bancorp. These expenses totaled $385,000 for the year ended June 30, 2007, respectively.

Income Tax Provision. The Company had income tax expense of $0.73 million in 2007 compared to $0.82 million in 2006. The resulting effective tax rates were 38.0% and 37.2 % respectively. The increase in the effective tax rate is a result of the non-deductability of certain merger related expenses.

Comparison of Operating Results for the Years Ended June 30, 2006 and 2005

General. The Company’s net income increased by $42,000, or 3.1%, to $1.39 million in the year ended June 30, 2006 compared to $1.35 million in the year ended June 30, 2005. The increase in net income was primarily due to higher net interest income, non-interest income and a lower provision for loan losses slightly offsetting higher operating expenses.

Net Interest Income. The Company’s net interest income increased by $0.5 million or 6.8%, to $8.6 million in the year ended June 30, 2006 from $8.1 million in the year ended June 30, 2005. Interest income increased by $1.7 million or 14.8% and interest expense increased by $1.2 million or 31.8%.

The increase in net interest income is primarily attributable to higher average balances of interest-earning assets, primarily loans, in the twelve months ended June 30, 2006 compared to the twelve months ended June 30, 2005, offsetting higher rates paid on deposits and borrowings. The increase in interest expense is primarily due to higher rates paid on deposits as well as higher average balances of borrowings.

The Company’s net interest margin was relatively unchanged at 4.22% for the year ended June 30, 2006 compared to 4.21% for the year ended June 30, 2005. Intense competition for both loans and deposits, as well as a flat yield curve makes margin expansion very difficult. Like many financial institutions, a steeper yield curve (one with a greater difference between short-term interest rates and long-term interest rates) will be beneficial to the Company.

Interest Income. The Company’s total interest income increased by $1.7 million or 14.8%. The increase in interest income is primarily attributable to higher average balances of loans in the twelve months ended June 30, 2006 compared to the twelve months ended June 30, 2005. The higher average balances primarily result from increased loan production and lower early pay-offs in the first mortgage portfolio. As shown in the rate/volume analysis on page 9, the increase in the average volume of loans is responsible for a $1.6 million increase in interest income. This is somewhat offset by lower average balances of investment securities and other interest-earning assets. Higher rates earned on all classes of interest-earning assets also contributed to the increase in interest income.

Interest income on loans increased $1.9 million, or 17.8% during fiscal year 2006 due to both higher average balances, resulting from increase production and lower early pay-offs and higher rates earned on the loan portfolio.

Interest income on investment securities decreased by $105,000 or 10.1% to $0.9 million in fiscal year 2006 compared to $1 million in fiscal year 2005. The decrease was the result of lower average balances resulting from scheduled maturities and pay-downs offsetting higher rates earned on these securities.

Interest income on short-term investments and other interest earning assets decreased $38,000, or 24.8%, to $114,000 in the fiscal year ended June 30, 2006 from $152,000 in the fiscal year ended June 30, 2005. The lower average balance of these assets, primarily federal funds sold, offset higher rates earned on these assets.

Interest Expense. The Company’s total interest expense increased by $1.2 million, or 31.8%, to $4.9 million in fiscal year 2006 from $3.7 million in fiscal 2005. As shown in the rate/volume table on page 98, the increase in rates paid on deposits and borrowings is responsible for $0.74 million of the increase while the higher average balance of borrowings outstanding is responsible for the remainder.

Interest expense on deposits increased $0.7 million or 23.7%, to $3.5 million in fiscal year 2006 from $2.8 million in fiscal 2005. The impact of higher rates paid on deposits more than offset the slightly lower average balances of interest-bearing deposits outstanding.

Interest expense on short-term borrowings which includes federal funds borrowed and borrowings from the Federal Home Loan Bank of Atlanta, totaled $0.14 million in the year ended June 30, 2006. There was no interest expense on short-term borrowings in the year ended June 30, 2005.

Interest expense on long-term borrowings, which includes borrowings from the Federal Home Loan Bank of Atlanta and subordinated debentures, increased $387,000, or 41.4%, to $1.3 million in the year ended June 30, 2006 from $0.9 million in the year ended June 30, 2005. This increase is the result of both higher average balances used to fund loan growth and higher rates paid on long-term borrowings.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses. The method utilized for the determination of the allowance is described in “Critical Accounting Policies” above and in Note 1 of the Consolidated Financial Statements.

The provision for loan losses was $65,000 in fiscal year 2006, a decrease of $160,000, or 71.1%, from the fiscal year 2005 provision of $225,000. The Company’s allowance for loan losses as a percentage of total loans outstanding decreased to 0.52% at June 30, 2006 from 0.58% at June 30, 2005. The decrease in this percentage resulted from the increase in loans outstanding offsetting the small growth in the allowance. The Company’s allowance for loan losses as a percentage of nonperforming loans was 409.9% at June 30, 2006 as compared to 2,486.8% at June 30, 2005.

Non-interest Income. The Company’s noninterest income consists primarily of service charges on deposit accounts, and net gains and losses on sales of investment securities and repossessed assets. Total noninterest income increased by $187,000 or 27.4% to $871,000 in fiscal year 2006 as compared to $684,000 in fiscal year 2005. Fees and service charges increased $131,000 or 25.0% to $656,000 from $525,000 primarily due to higher service charges, overdraft and debit card income. The Company sold a former branch office facility for a gain of $64,000. The Company also sold one investment security for a gain of $2,000. Other non-interest income decreased $10,000 or 6.2% to $149,000 due to a decline in the commissions earned on the sale of insurance and investment products.

Non-interest Expense. The Company’s total noninterest expense increased by $0.8 million or 12.4%, to $7.2 million during fiscal 2006, as compared to $6.4 million in fiscal 2005. Increases in compensation and benefits ($717,000), occupancy ($246,000) equipment expense ($42,000) and data processing expense ($41,000) exceeded the decreases in other expenses ($112,000), advertising expense ($92,000) and professional fees ($46,000). The increase in compensation and benefits is a result of new hires in the loan production area as well as salary adjustments made as a result of the level of compensation required to hire new commercial lenders. The increase in occupancy expense is primarily a result of the cost of leasing the land on the site of the new branch and loan administration building under construction as well as the accelerated depreciation of leasehold improvements and equipment in the leased space housing loan administration that will be vacated once the building is complete. The decrease in other expenses is due to cost controls on other discretionary spending.

Income Tax Provision. The Company had an income tax expense of $0.82 million in 2006 compared to $0.76 million in 2005. The resulting effective tax rates were 37.2% and 36.1 % respectively.

Asset/Liability Management

The Company’s net income is largely dependent on the Bank’s net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits, other liabilities and stockholders’ equity.

The Company has established an Asset/Liability Management Committee (“ALCO”) that currently is comprised of four non-employee directors, the President , the Chief Financial Officer and the Senior Vice Presidents of Lending and Operations. This Committee meets on a monthly basis and reviews the maturities of the Company’s assets and liabilities and establishes policies and strategies designed to regulate the Company’s flow of funds and to coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing the Company’s assets and liabilities is to maintain an acceptable net interest margin while reducing the net effects of changes in interest rates.

Management’s principal strategy in managing the Company’s interest rate risk has been to maintain short and intermediate-term assets in portfolio, including locally originated adjustable-rate commercial real estate and commercial business loans. In addition, the Company has available for sale investment securities, carried at fair value, totaling $13.1 million as of June 30, 2007. The Company is holding these investment securities as available for sale because it may sell these securities prior to maturity should it need to do so for liquidity or asset and liability management purposes.

The Company’s Board of Directors is responsible for reviewing the Company’s asset and liability management policies. The Asset/Liability Management Committee reports to the Board monthly on interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Company’s management is responsible for administering the policies of the Board of Directors with respect to the Company’s asset and liability goals and strategies.

The Bank’s interest rate sensitivity, as measured by the re-pricing of its interest sensitive assets and liabilities at June 30, 2007, is presented in the following table. The table was derived using assumptions which management believes to be reasonable.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2007 that are expected to mature or reprice in each of the time periods shown.

	Three Months or Less	Over Three Months Through One Year	Over One Through Five Years	Over Five Through Ten Years	Over Ten Through Twenty Years	Over Twenty Years	Total
	(Dollars in thousands)
Rate sensitive assets:
Loans receivable	$60,188	$55,253	$76,854	$24,873	$6,970	$880	$225,018
Investment securities	1,272	910	6,792	2,150	2,008	15	13,147
Short-term investments and other interest-earning assets	5,761	—	—	—	—	—	5,761

Total	67,221	56,163	83,646	27,023	8,978	895	243,926

Rate sensitive liabilities:
Deposits	30,939	64,087	70,376	9,577	2,386	594	177,959
Borrowings	17,700	9,000	12,100	5,000	—	—	43,800

Total	48,639	73,087	82,476	14,577	2,386	594	221,759

Interest sensitivity gap	$18,582	$(16,924)	$1,170	$12,446	$6,592	$301

Cumulative interest sensitivity gap	$18,582	$1,658	$2,828	15,274	$21,866	$22,167

Ratio of cumulative gap to total assets	7.27%	0.65%	1.11%	5.98%	8.58%	8.68%

The interest rate-sensitivity of the Company’s assets and liabilities illustrated in the table above could vary substantially if different assumptions were used or actual experience differs from the assumptions used. If passbook and NOW accounts were assumed to mature in one year or less, the Company’s one-year positive gap would be negative.

Certain shortcomings are inherent in the method of analysis presented in the above table. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. The ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

The Company utilizes two additional measures of risk. These are quantitative measures of the percentage change in net interest income and equity capital resulting from a hypothetical change of plus or minus 200 basis points in market interest rates for maturities from one day to thirty years. As of June 30, 2007, the Bank had the following estimated sensitivity profile for net interest income and fair value of equity:

	+ 200 basis points	-200 basis points	Policy Limit
% Change in Net Interest Income	3.7%	-9.0%	±10.0%
% Change in Fair Value of Equity	7.1%	-19.8%	±25.0%

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

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At June 30, 2007, the Company’s cash on hand, interest-bearing deposits and Federal funds sold totaled $7.5 million.

The Company anticipates that it will have sufficient funds available to meet its current loan origination, and unused lines-of-credit commitments of approximately $34.4 million and $25.0 million at June 30, 2007 and 2006, respectively. Certificates of deposit that are scheduled to mature in less than one year at June 30, 2007 totaled $75.4 million. Historically, a high percentage of maturing deposits have remained with the Company.

The Company’s primary sources of funds are deposits, borrowings and proceeds from maturing investment securities and mortgage-backed securities and principal and interest payments on loans. While maturities and scheduled amortization of mortgage-backed securities and loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $868,000 for the payment of common stock dividends and debt service on the subordinated debentures. The only source of internal funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the Company from the Bank is limited by the earnings of the Bank.

At June 30, 2007, the Bank exceeded all regulatory minimum capital requirements. The table below presents certain information relating to the Bank’s regulatory capital compliance at June 30, 2007.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$20,091	10.26%	$15,665	8.00%	$19,582	10.00%
Tier 1 Capital (to Risk Weighted Assets)	18,981	9.69	7,833	4.00	11,749	6.00
Tier 1 Capital (to Average Assets)	18,981	7.57	10,030	4.00	12,537	5.00

Contingencies and Off-Balance Sheet Items

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under both new facilities and under existing lines of credit. Commitments to fund loans typically expire after 60 days, commercial lines of credit are subject to annual reviews and home equity lines of credit are generally for a term of 20 years. These instruments contain, to varying degrees, credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows at June 30:

	2007	2006
	(In thousands)
Commitments to originate new loans	$19,452	$13,860
Undisbursed lines of credit	14,909	11,161
Financial standby letters of credit	1,749	1,583

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented in this Annual Report have been prepared in accordance with accounting principles generally accepted in The United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Contractual Obligations

The following table sets forth the company’s contractual obligations as of June 30, 2007.

	< 1 year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Time Deposits	$75,357	$23,400	$13,875	$119	$112,751
Long-term borrowings, including subordinated debentures	9,700	4,000	5,100	25,000	43,800
Lease obligations	181	336	318	2,449	3,284

Total contractual obligations	$85,238	$27,736	$19,293	$27,568	$159,835

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Patapsco Bancorp, Inc.

Dundalk, Maryland

We have audited the accompanying consolidated statements of financial condition of Patapsco Bancorp, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patapsco Bancorp, Inc. and subsidiaries as of June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

Beard Miller Company LLP
Baltimore, Maryland
September 6, 2007

PATAPSCO BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

June 30, 2007 and 2006

(dollars in thousands except for per share data)	2007	2006
Assets
Cash on hand and due from banks	$4,308	$4,839
Interest bearing deposits in other financial institutions	907	968
Federal funds sold	2,255	2,381

Cash and Cash Equivalents	7,470	8,188
Time deposits at other financial institutions	—	605

Securities available for sale	13,147	16,667
Loans receivable, net of allowance for loan losses of $1,110 and $1,000 respectively	220,239	190,589
Investment securities required by law, at cost	2,599	2,416
Property and equipment, net	4,474	2,175
Goodwill and other intangible assets	3,303	3,354
Accrued interest and other assets	4,226	4,076

Total Assets	$255,458	$228,070

Liabilities and Stockholders’ Equity Deposits:

Non-interest bearing deposits	$11,753	$13,186
Interest bearing deposits	177,959	53,647

Total Deposits	189,712	166,833
Junior Subordinated debentures	5,000	5,000
Long-Term Debt	38,800	35,050
Accrued expenses and other liabilities	3,030	2,899

Total liabilities	$236,542	$209,782

Commitments and contingencies	—	—

Temporary equity - ESOP shares subject to put option	935	1,121

Stockholders’ equity
Common stock $0.01 par value; authorized 4,000,000 shares; issued and outstanding 1,864,985 and 1,813,925 shares at June 30, 2007 and 2006 respectively	18	18
Additional paid-in capital	6,937	6,950
Deferred compensation contra	(78)	(78)
Obligation under deferred compensation	423	395
Retained earnings, substantially restricted	10,994	10,317
Accumulated other comprehensive loss, net of taxes	(313)	(435)

Total Stockholders’ Equity - Permanent	17,981	17,167

Total Stockholders’ Equity - including Temporary Equity	18,916	18,288

Total Liabilities and Stockholders’ Equity	$255,458	$228,070

See accompanying notes to consolidated financial statements.

PATAPSCO BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2007, 2006 and 2005

(in thousands except for per share data)	2007	2006	2005
Interest income:
Loans receivable	$15,461	$12,501	$10,613
Investment securities	802	941	1,046
Federal funds sold and other investments	163	114	152

Total interest income	16,426	13,556	11,811

Interest expense:
Deposits	5,458	3,486	2,818
Short-term debt	37	140	—
Long term debt and junior subordinated debentures	2,008	1,323	936

Total interest expense	7,503	4,949	3,754

Net interest income	8,923	8,607	8,057
Provision for loan losses	430	65	225

Net interest income after provision for loan losses	8,493	8,542	7,832

Non-interest income:
Fees and service charges	730	656	525
Gain on sale of securities available for sale	—	2	—
Gain on sale of office building	14	64	—
Loss on sale of other repossessed assets	(9)	—	—
Other	131	149	159

Total non-interest income	866	871	684

Non-interest expenses:
Compensation and employee benefits	4,382	4,490	3,773
Professional fees	591	241	287
Equipment expenses	331	326	284
Net occupancy costs	565	552	306
Advertising	110	86	178
Data processing	304	285	244
Amortization of core deposit intangible	51	51	51
Telephone, postage and delivery	250	271	276
Other	863	900	1,012

Total non-interest expenses	7,447	7,202	6,411

Income before income taxes	1,912	2,211	2,105
Income tax provision	727	823	759

Net income	1,185	1,388	1,346

Preferred dividends declared	—	123	177

Net income available to common stockholders	$1,185	$1,265	$1,169

Basic earnings per share	$0.62	$0.80	$0.81
Diluted earnings per share	$0.61	$0.72	$0.70
Cash dividends declared per common share	$0.27	$0.25	$0.23

See accompanying notes to consolidated financial statements.

PATAPSCO BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2007, 2006 and 2005

(dollars in thousands except for per share data)	Preferred Stock	Additional Paid-In Capital Preferred	Common Stock	Additional Paid-In Capital Common	Temp. Equity ESOP Shares Subject to Put	Obligation Under Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total Stockholders’ Equity
Balance at July 1, 2004	$1	$2,454	$14	$4,098	$1,404	$172	$8,592	$(355)	$16,380
Comprehensive income:				—
Net income	—	—	—	—	—	—	1,346	—	1,346
Change in unrealized gains (losses) on Securities available-for-sale, net of taxes of $116	—	—	—	—	—	—	—	184	184

Comprehensive income									1,530

Preferred stock dividends ($1.875 per share)	—	—	—	—	—	—	(177)	—	(177)
Common stock dividends ($.23 per share)	—	—	—	—	—	—	(323)	—	(323)
Options exercised and related tax benefit, 22,635 shares	—	—	—	184	—	—	—	—	184
Shares surrendered in exercise of stock options 4,387 shares				(92)					(92)
Purchase of shares under ESOP put option, 7,755 shares				(105)					(105)
Transfer from temporary equity	—	—	—	138	(138)	—	—	—	—
Obligation under deferred compensation	—	—	—	—	—	190			190
Conversion of Preferred to Common	—	(109)	—	109	—	—	—	—	—

Balance at June 30, 2005	$1	$2,345	$14	$4,332	$1,266	$362	$9,438	$(171)	$17,587
Comprehensive income:
Net income	—	—	—	—	—	—	1,388	—	1,388
Change in unrealized gains (losses) on Securities available-for-sale, net of taxes of $166	—	—	—	—	—	—	—	(263)	(263)
Reclassification adjustment for gains included in net income, net of tax of $0.6								(1)	(1)

Comprehensive income									1,124

Preferred stock dividends ($1.41 per share)	—	—	—	—	—	—	(123)	—	(123)
Common stock dividends ($0.25 per share)	—	—	—	—	—	—	(386)	—	(386)
Compensation under stock-based benefit plan	—	—	—	89	—	(72)	—	—	17
Options exercised and related tax benefit, 36,353 shares	—	—	—	189	—	—	—	—	189
Shares surrendered in exercise of stock options, 5,649 shares	—	—	—	(59)	—	—	—	—	(59)
Purchase of shares under ESOP put option, 1,938 shares	—	—	—	(23)	—	—			(23)
Transfer from temporary equity	—	—	—	145	(145)	—	—	—	—
Obligation under deferred compensation	—	—	—	—	—	27			27
Conversion of Preferred to Common	(1)	(2,280)	4	2,277	—	—	—	—	—
Conversion of Preferred stock to cash	—	(65)	—	—	—	—			(65)

Balance at June 30, 2006	$—	$—	$18	$6,950	$1,121	$317	$10,317	$(435)	$18,288

(continued on next page)

Balance at June 30, 2006	$—	$—	$18	$6,950	$1,121	$317	$10,317	$(435)	$18,288
Comprehensive income:
Net income	—	—	—	—	—	—	1,185	—	1,185
Change in unrealized gains (losses) on Securities available-for-sale, net of taxes of $76	—	—	—	—	—	—	—	122	122

Comprehensive income									1,307

Common stock dividends ($0.27 per share)	—	—	—	—	—	—	(508)	—	(508)
Compensation under stock-based benefit plan	—	—	—	105	—		—	—	105
Options exercised and related tax benefit, 90,623 shares	—	—	—	538	—	—	—	—	538
Shares surrendered in exercise of stock options, 13,831 shares	—	—	—	(152)	—	—	—	—	(152)
Purchase of shares under ESOP put option, 29,992 shares	—	—	—	(690)	—	—			(690)
Transfer from temporary equity	—	—	—	186	(186)	—	—	—	—
Obligation under deferred compensation	—	—	—	—	—	28			28

Balance at June 30, 2007	$—	$—	$18	$6,937	$935	$345	$10,994	$(313)	$18,916

See accompanying notes to consolidated financial statements.

PATAPSCO BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2007, 2006 and 2005

(in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$1,185	$1,388	$1,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	316	312	271
Provision for losses on loans	430	65	225
Non-cash compensation under stock-based benefit plans	116	59	48
Income tax benefit from exercise of stock options	48	9	45
Amortization of core deposit intangible	51	51	51
Amortization of premiums and discounts, net	42	28	(5)
Income from bank-owned life insurance	(68)	(59)	(59)
Amortization of deferred loan origination fees, net of costs	(34)	(43)	(105)
Gain on sale of securities available for sale	—	(2)	—
Gain on sale of office building	(14)	(64)	—
Loss on sale of repossessed asset	9	—	—
(Increase) decrease in accrued interest and other assets	(165)	24	80
Increase (decrease) in accrued expenses and other liabilities	156	327	(371)

Net cash provided by operating activities	$2,072	$2,095	$1,526

Cash flows from investing activities:
Proceeds from maturing time deposit investments	600	—	293
Purchase of securities available for sale	(20)	(10)	(2,006)
Proceeds from sale of securities available for sale	92	302	—
Proceeds from maturing securities available for sale and principal payments on mortgage-backed securities available for sale	3,612	7,356	6,653
Loan principal disbursements, net of repayments	(28,498)	(26,838)	(9,825)
Purchase of consumer loans	(1,577)	(2,726)	—
Proceeds from sale of repossessed assets	15	—	—
(Increase) decrease in investments required by law	(183)	(739)	83
Cash received in sale of property and equipment	50	154	—
Purchases of property and equipment	(2,651)	(992)	(241)

Net cash used in investing activities	$(28,560)	$(23,493)	$(5,043)

Cash flows from financing activities:
Net increase (decrease) in deposits	$22,905	$2,603	$(3,627)
Net increase (decrease) in advance payments by borrowers	(43)	6	(127)
Proceeds from long-term borrowings	8,000	20,000	2,000
Repayments of long-term borrowings	(4,250)	(5,183)	(4,667)
Proceeds from the issuance of junior subordinated debentures	—	5,000	—
Cash received in exercise of stock options	338	121	47
Repurchase of common stock due to ESOP put options	(690)	(23)	(105)
Dividends paid	(490)	(521)	(500)
Repurchase of preferred stock	—	(65)	—

Net cash provided by (used in) financing activities	25,770	21,938	(6,979)

Net increase (decrease) in cash and cash equivalents	(718)	540	(10,496)
Cash and cash equivalents at beginning of year	8,188	7,648	18,144

Cash and cash equivalents at end of year	$7,470	$8,188	$7,648
Supplemental cash flow information:

Interest paid	$7,351	$4,940	$3,735
Income taxes paid	837	790	656
Non-cash equity transactions:
Conversion of 91,297 preferred shares to 363,878 common shares and 4,345 preferred shares to 17,348 common shares in the years ended June 30, 2006 and 2005, respectively	—	2,281	109

See accompanying notes to consolidated financial statements.

(1) Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Patapsco Bancorp, Inc. (the Company) is the holding company of The Patapsco Bank (Patapsco). Patapsco owns 100% of Prime Business Leasing, Inc. (Prime Leasing) and Patapsco Financial Services, Inc. (Financial). The primary business of Patapsco is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans, commercial loans and consumer loans, primarily in the Greater Baltimore Metropolitan area. Patapsco is subject to competition from other financial and mortgage institutions in attracting and retaining deposits and in making loans. Patapsco is subject to the regulations of certain agencies of the federal government and undergoes periodic examination by those agencies. The primary business of Prime Leasing is the origination and servicing of commercial finance leases. The primary business of Financial is the sale of consumer investment products.

Announced Transaction

As announced on March 19, 2007, Patapsco Bancorp, Inc. executed a definitive merger agreement with Bradford Bancorp, Inc whereby the Company will be merged with and into Bradford Bancorp. The transaction is expected to be completed in the fourth calendar quarter of 2007 and is subject to the approval of the members of Bradford Bank MHC, the shareholders of Patapsco Bancorp and regulatory authorities.

In connection with the merger, Bradford Bank’s current mutual holding company, Bradford Bank MHC, which owns 100% of Bradford Bancorp’s outstanding shares, will undergo a full mutual-to-stock conversion and stock offering. Under the terms of the transaction, shareholders of Patapsco Bancorp will be entitled to receive either $23.00 in cash or 2.3 shares of Bradford Bancorp common stock (assuming a $10.00 per share initial public offering price) in exchange for each share of Patapsco Bancorp common stock. Based upon the $23.00 per share price, the consideration is approximately 278% of tangible book value, 229% of book value and 30 times trailing twelve months earnings, computed as of the day of the announcement.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Patapsco, Prime Leasing and Financial. All significant intercompany accounts and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and income and expenses for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses.

Management believes that the allowance for loan losses is adequate. While management uses and considers available information in making the required estimates, additional provisions for losses may be necessary based on changes in economic conditions, particularly in Baltimore and the State of Maryland. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Patapsco’s allowance for loan losses. Such agencies may require Patapsco to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Significant concentrations of credit risk

Most of the Company’s activities are with customers in the Greater Baltimore Metropolitan Area. Note 2 discusses the types of securities the Company invests in. Note 3 discuses the types of lending that the Company engages in. The Company’s largest lending relationship is $2.7 million.

The Company’s residential lending operations are focused in the State of Maryland, primarily the Baltimore Metropolitan area. While residential lending is generally considered to involve less risk than other forms of lending, payment experience on these loans is dependent to some extent on economic and market conditions in the Company’s primary lending area.

Cash and Cash Equivalents

Cash equivalents include short-term investments, with an original maturity of 90 days or less, which consist of federal funds sold and interest bearing deposits in other financial institutions.

Securities

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. As the Company does not engage in securities trading, the balance of its debt and equity securities are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of tax effects. All of the Company’s securities are classified as available-for sale at June 30, 2007 and 2006.

If a decline in value of an individual security classified as held-to-maturity or available-for-sale is judged to be other than temporary, the cost basis of that security is reduced to its fair value and the amount of the write-down is included in earnings. Fair value is determined based on bid quotations received from securities dealers. In estimating other-than-temporary impairment losses, management considers the length of time and extent to which fair value has been less than cost, the financial condition and near term prospects of the issuer and the intent and ability of the Company to hold the securities until the earlier of market price recovery or maturity. For purposes of computing realized gains or losses on the sales of securities, cost is determined using the specific identification method. Premiums and discounts on securities are amortized over the term of the security using the interest method.

Investments Securities Required by Law

Investment securities required by law represent Federal Reserve Bank of Richmond and Federal Home Loan Bank of Atlanta stock, which are considered restricted as to marketability.

Loans Held For Sale

Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements. Gains and losses on loan sales are determined using the specific identification method.

There were no loans held for sale at June 30, 2007 and 2006.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Loan Fees

Loan origination fees are deferred and amortized to income over the contractual lives of the related loans using the interest method. Certain incremental direct loan origination costs are deferred and recognized over the contractual lives of the related loans using the interest method as a reduction of the loan yield. Deferred fees and costs are combined where applicable and the net amount is amortized.

Allowance for Loan Losses

The allowance for loan losses (“allowance”) represents an amount, that in the judgment of management, will be adequate to absorb probable losses on outstanding loans and leases that may become uncollectible. The allowance represents an estimate made based upon two principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No.5 “Accounting for Contingencies”, that requires losses to be accrued when their occurrence is probable and estimable, and (2) SFAS No. 114 “Accounting by Creditors for Impairment of a Loan”, that requires losses be accrued when it is probable that the lender will not collect all principal and interest when due under the original term of the loan. The adequacy of the allowance is determined through careful evaluation of the loan portfolio. This determination is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of the current economic environment that may be subject to change. Loans and leases deemed uncollectible are charged against the allowance and recoveries of previously charged-off amounts are credited to it. The level of the allowance is adjusted through the provision for loan losses that is recorded as a current period expense.

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

A loan is determined to be impaired when, based on current information and events, it is probable that Patapsco will be unable to collect all amounts when due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of insignificant delay in payment if Patapsco expects to collect all amounts due, including past-due interest. Patapsco generally considers a period of insignificant delay in payment to include delinquency up to and including 90 days. Impairment is measured through a comparison of the loan’s carrying amount to the present value of its expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller-balance homogeneous loans are evaluated collectively for impairment. Accordingly, the Company does not separately identify individual residential first and second mortgage loans and consumer installment loans for impairment disclosures, unless such loans are the subject of a restructuring agreement. Impaired loans are therefore generally comprised of commercial, commercial mortgage, real estate development, and certain restructured residential loans. In addition, impaired loans are generally loans which management has placed in nonaccrual status since loans are placed in nonaccrual status on the earlier of the date that management determines that the collection of principal and/or interest is in doubt or the date that principal or interest is 90 days or more past-due.

Patapsco recognized interest income for impaired loans consistent with its method for nonaccrual loans. Specifically, interest payments received are recognized as interest income or, if the ultimate collectibility of principal is in doubt, are applied to principal.

Property and Equipment

Land is carried at cost. Property and equipment are stated at cost less accumulated depreciation computed by use of the straight-line method over the estimated useful lives of the related assets. Additions and betterments are capitalized and costs of repairs and maintenance are expensed when incurred. The related costs and accumulated depreciation are eliminated from the accounts when an asset is sold or retired and the resultant gain or loss is credited or charged to income.

Foreclosed Real Estate and Other Repossessed Assets

Foreclosed real estate and other repossessed assets are initially recorded at the estimated fair value, net of estimated selling costs, and subsequently at the lower of carrying cost or fair value less estimated costs to sell. Costs relating to holding such property are charged against income in the current period, while costs relating to improving such real estate are capitalized until a salable condition is reached. At June 30, 2007, the Company had no foreclosed real estate and other repossessed assets of $5,000. There were no foreclosed real estate or other repossessed assets at June 30, 2006.

Deferred Income Taxes

Deferred income taxes are recognized, with certain exceptions, for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that it is more likely than not that such amounts will be realized based on consideration of available evidence, including tax planning strategies and other factors. The effects of changes in tax laws or rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date.

Earnings per Share of Common Stock

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented.

	Year Ended
(in thousands, except per share data)	June 30, 2007		June 30, 2006		June 30, 2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$1,185	$1,185	$1,388	$1,388	$1,346	$1,346
Preferred Stock Dividends	—	—	123	—	177	—

Net Income Available to Common Stock	$1,185	$1,185	$1,265	$1,388	$1,169	$1,346

Weighted average common shares outstanding	1,906	1,906	1,573	1,573	1,441	1,441

Diluted securities:
Convertible preferred stock	—	—	—	265	—	374
Stock options	—	48	—	81	—	108

Adjusted weighted average shares	1,906	1,954	1,573	1,919	1,441	1,923

Per share amount	$0.62	$0.61	$0.80	$0.72	$0.81	$0.70

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides services in exchange for the award. The Company adopted effective July 1, 2006, the new standard using the modified prospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively, and to record compensation cost prospectively on the non-vested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. The Company recognized a pre-tax expense of approximately

$5,600 in the year ended June 30, 2007 for the expense related to the final scheduled vesting of all outstanding stock option awards. There were no stock options granted in the year ended June 30, 2007. Any additional impact of adopting the new accounting standard will be determined by share-based payments granted in future periods.

Prior to revision, Statement 123 allowed companies to account for stock-based compensation either under the new provisions of Statement 123 or under the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, but required pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of Statement 123 had been adopted. The Company accounted for its stock-based compensation in accordance with APB 25, through June 30, 2006. Accordingly, no stock option based employee compensation cost is reflected in net income for the years ended June 30 2006 and 2005, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement 123.

(in thousands except for per share data)	Year Ended June 30,
	2006	2005
Net Income as reported	$1,388	$1,346

Amounts recognized as expense in financial statements, net of related tax effects	22	30

Deduct: Total stock option based employee compensation expense determined under fair value method for all awards, net of related tax effects	(28)	(57)

Pro forma Net Income	$1,382	$1,319

Earnings per share
Basic - as reported	$0.80	$0.81
Basic - pro forma	$0.80	$0.79

Diluted - as reported	$0.72	$0.70
Diluted - pro forma	$0.72	$0.69

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the statement of financial condition, such items, along with net income are components of comprehensive income.

Goodwill and Intangible Assets

Goodwill is not amortized, but rather it is tested for impairment on an annual basis at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as purchased customer accounts, are required to be amortized over their estimated lives. The Company amortizes such assets using the straight-line method over estimated useful lives of 10 years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired.

Amortizable intangible assets were composed of the following:

	June 30, 2007		June 30, 2006
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets, acquisition of deposit accounts	$516	$168	$516	$116

Amortization expense was $51,000 for the year ended June 30, 2007, 2006 and 2005 and is scheduled to be $51,000 for each of the next five years

Advertising Costs

The Company expenses advertising costs as they are incurred.

Segment Reporting

The Company acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business and government customers. Through its branch and automated teller machine networks, the Bank offers a full array of commercial and retail financial services, including taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services.

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, and mortgage operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful.

Reclassification

Certain prior year’s amounts have been reclassified to conform to the current year’s presentation.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when funded.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s consolidated financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 156 will have a significant effect on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not believe that the adoption of FIN 48 will have a significant effect on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose, at specified dates, to measure eligible items at fair value. This election is referred to as the fair value option and must generally be applied on an instrument by instrument basis; is irrevocable, unless a new election occurs; and is applied only to an entire instrument, not to only specified risks, specific cash flows, or portions of an instrument. A business entity that elects the fair value option, must report any unrealized gains and losses on the items involved, in earnings at each subsequent reporting date. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The effective date of SFAS No. 159 is for fiscal years beginning after November 15, 2007 unless early adoption is elected. The Company does not expect that the adoption of this Statement will have a material impact on its financial position.

(2) Securities Available for Sale

Investment securities, classified as available for sale, are summarized as follows as of June 30:

	2007
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Corporate Bonds	$2,000	$—	$87	$1,913
U.S. Government agencies	4,746	—	70	4,676
Mortgage-backed securities	6,911	5	358	6,558

	$13,657	$5	$515	$13,147

(In thousands)
	2006
Equity securities	$72	$6	$—	$78
Corporate Bonds	2,000	—	97	1,903
U.S. Government agencies	6,749	—	190	6,559
Mortgage-backed securities	8,554	6	433	8,127

	$17,375	$12	$720	$16,667

Mortgage-backed securities are allocated based on scheduled maturities. The scheduled maturities of investments available for sale at June 30, 2007 are as follows:

	2007
(In thousands)	Amortized Cost	Fair Value
Due in less than one year	$1,000	$998
Due in one to five years	3,496	3,416
Due after five through ten years	3,075	2,930
Due after ten years	6,086	5,803

	$13,657	$13,147

The Company sold $92,000 of equity securities in the year ended June 30, 2007. No gain or loss was recognized. In fiscal year 2006, the Company received $302,000 from the sale of a corporate bond resulting in a gross realized gain of $2,000. There were no securities sold in 2005.

The following table shows the Company’s investment securities gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government agencies	$—	$—	$4,676	$(70)	$4,676	$(70)
Corporate Bonds	—	—	1,913	(87)	1,913	(87)
Mortgage-backed securities	1,097	(13)	5,319	(345)	6,416	(358)

Total Temporarily Impaired Securities	$1,097	$(13)	$11,908	$(502)	$13,005	$(515)

At June 30, 2007, the Company had 15 securities in an unrealized loss position. Unrealized losses detailed above relate primarily to investment grade corporate securities and mortgage-backed securities issued by FNMA, FHLMC and GNMA. The decline in fair value is considered temporary and is due only to interest rate fluctuations. The Company has the intent and ability to hold such investments until maturity or market price recovery. None of the individual unrealized losses are significant.

The following table shows the Company’s investment securities gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government agencies	$—	$—	$6,559	$190	$6,559	$190
Corporate Bonds	—	—	1,903	97	1,903	97
Mortgage-backed securities	1,976	32	5,963	401	7,939	433

Total Temporarily Impaired Securities	$1,976	$32	$14,425	$688	$16,401	$720

At June 30, 2006, the Company had 17 securities in an unrealized loss position. Unrealized losses detailed above relate primarily to U.S. Government agency debt and mortgage-backed securities. The decline in fair value is considered temporary and is due only to interest rate fluctuations. The Company has the intent and ability to hold such investments until maturity or market price recovery. None of the individual unrealized losses are significant.

(3) Loans Receivable

Loans receivable are summarized as follows as of June 30:

(In thousands)	2007	2006
Real estate secured by first mortgage:
Residential	$74,332	$80,693
Commercial	36,302	29,712
Construction, net of loans in process	23,907	13,913

	134,541	124,318

Home improvement loans	12,481	11,442
Home equity loans	4,964	4,400
Other Consumer loans	2,955	2,483
Commercial loans	52,711	34,827
Commercial leases	17,366	21,409

	225,018	198,879

Less:
Deferred loan origination fees, net of costs	240	178
Unearned interest consumer loans	1,147	1,245
Unearned interest commercial leases	2,480	6,091
Purchase accounting premium, net	(198)	(224)
Allowance for loan losses	1,110	1,000

Loans receivable, net	$220,239	$190,589

The purchase accounting premium results from the April 2004 acquisition of Parkville Federal Savings Bank. The purchase premium was determined by comparing the fair values of the loans purchased to their carrying values on the books of the acquired entity, before consideration of uncollectibility. Fair values were determined through the use of a discounted cash-flow analysis. The premium is being amortized against interest income using the level-yield method.

The total recorded investment in impaired loans was $972,000, $244,000 and $38,000 at June 30, 2007, 2006 and 2005 respectively. Average recorded investment in impaired loans during 2007, 2006 and 2005 was $877,000, $169,000, and $560,000, respectively. There was an allocated allowance for losses related to those loans of

$200,000, $169,000, and $35,000 at June 30, 2007, 2006 and 2005, respectively. The amount of interest that would have been recorded on non-accrual loans at June 30, 2007, 2006 and 2005, respectively had the loans performed in accordance with their terms was approximately $41,000, $42,000 and $4,000, respectively. The actual interest income recorded on these loans during 2007, 2006 and 2005 was $164,000, $17,000 and $3,000, respectively. The Company is not obligated to lend any additional monies pertaining to the aforementioned impaired and non-accrual loans.

Loans on which the accrual of interest has been discontinued amounted to $482,000, $244,000, and $38,000 at June 30, 2007, 2006, and 2005, respectively. The Company had no loan balances past due 90 days or more accruing interest at June 30, 2007, 2006 and 2005.

The activity in the allowance for loan losses is summarized as follows for the years ended June 30:

(In thousands)	2007	2006	2005
Balance at beginning of year	$1,000	$945	$936
Provision for losses on loans	430	65	225
Charge-offs	(476)	(186)	(332)
Recoveries	156	176	116

Balance at end of year	$1,110	$1,000	$945

Commitments to extend credit are agreements to lend to customers, provided that terms and conditions of the commitment are met. Commitments are generally funded from loan principal repayments, excess liquidity and savings deposits. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Substantially all of the Company’s outstanding commitments at June 30, 2007 and 2006 are for loans, which would be secured by various forms of collateral with values in excess of the commitment amounts. The Company’s exposure to credit loss under these contracts in the event of non-performance by the other parties, assuming that the collateral proves to be of no value, is represented by the commitment amounts.

Outstanding commitments to extend credit are as follows:

	June 30, 2007
(In thousands)	Fixed rate	Floating rate
Commercial business and lease loans	$2,910	$—
Real Estate Loans	4,894	11,648
Undisbursed lines of credit	1,743	13,166

	June 30, 2006
Commercial business and lease loans	$9,539	$100
Real Estate Loans	265	3,956
Undisbursed lines of credit	1,940	9,221

At June 30, 2007, the range of interest rates for fixed rate loan commitments was 6.50% -12.92%. At June 30, 2006, the range of interest rates for fixed rate loan commitments was 7.00% -11.74%.

Standby letters of credit are conditional commitments issued by Patapsco to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Patapsco holds collateral supporting those commitments for which collateral is deemed necessary.

As of June 30, 2007 and 2006, Patapsco had outstanding letters of credit of $1,749,000 and $1,583,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2007 and June 30, 2006 for guarantees under standby letters of credit issued is not material.

As of June 30, 2007, 2006 and 2005, Patapsco was servicing loans for the benefit of others in the amount of $12,214,000, $5,710,000, and $7,067,000, respectively. These balances represent commercial and commercial real estate participations sold. No servicing assets or liabilities have been recognized on these transactions as the Company has determined that the benefits of servicing are just adequate to compensate the servicer for its servicing responsibilities.

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, officers, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The following table presents a summary of the activity of loans receivable from related parties:

(in thousands)	June 30,
	2007	2006
Beginning balance	$220	$31
New loans or draws on existing loans	64	220
Loan repayments	(18)	(31)
Change in related party classification	(143)	—

Ending balance	$123	$220

(4) Property and Equipment

Property and equipment are summarized as follows at June 30:

(In thousands)	2007	2006	Estimated Useful lives
Land	$152	$188	—
Building and improvements	4,490	2,100	30 - 40 years
Leasehold improvements	238	238	3 - 10 years
Furniture, fixtures and equipment	2,999	2,738	3 - 10 years

Total, at cost	7,879	5,264
Less accumulated depreciation	3,405	3,089

Property and equipment, net	$4,474	$2,175

Rent expense was $270,000, $325,000 and $105,000 in the years ended June 30, 2007, 2006 and 2005, respectively.

At June 30, 2007, the minimal rental commitments under noncancellable operating leases are as follows:

Year ended June 30,
2008	$181,000
2009	175,000
2010	161,000
2011	161,000
2012	157,000
Thereafter	2,449,000

$3,284,000

(5) Deposits

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $23,818,000 and $19,559,000 at June 30, 2007 and 2006, respectively.

At June 30, 2007, the scheduled maturities of certificates of deposit are as follows:

(In thousands)

Twelve months ended June 30,
2008	$75,357
2009	12,098
2010	11,302
2011	8,897
2012	4,978
Thereafter	119

$112,751

The components of interest expense are as follows:

(In thousands)	Year ended June 30,
	2007	2006	2005
Now Checking	$25	$16	$37
Savings accounts	96	123	148
Money Market Accounts	737	432	300
Certificates of Deposit	4,600	2,915	2,333

Total	$5,458	$3,486	$2,818

(6) Borrowings

At June 30, 2007 and 2006, the Company has an agreement under a blanket-floating lien with the Federal Home Loan Bank of Atlanta providing the Company a line of credit of $63.6 million and $57.2 million, respectively. Borrowings totaled $38.8 million and $35.1 million at June 30, 2007 and 2006 respectively. The Company is required to maintain as collateral for its FHLB borrowings qualified mortgage loans in an amount equal to 120% of the outstanding advances. At June 30, 2007 and 2006 the Bank has a Federal Funds accommodation with the Bankers Bank of Atlanta, GA of $5.1 million of which no amounts were outstanding. At June 30, 2007 and 2006, all borrowings are at fixed rates.

At June 30, the scheduled maturities of borrowings are as follows:

	2007		2006
(In thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Under 12 months	$9,700	4.81%	$4,250	3.11%
12 months to 24months	4,000	4.71	1,700	2.71
24 months to 36 months	—	—	4,000	4.71
36 months to 48 months	5,100	5.57	—	—
48 months to 60 months	—	—	5,100	5.57
60 months to 120 months	20,000	4.33	20,000	4.33

	$38,800	4.65%	$35,050	4.33%

The borrowings from the Federal Home Loan Bank of Atlanta with conversion or call features at June 30, 2007, and June 30, 2006 are detailed below:

Balance	Rate	Maturity	Call\Conversion feature
$ 5,100,000	5.57%	11/17/10	Callable every three months
3,000,000	3.79	07/22/15	Callable on 07/22/08 and every three months thereafter
6,000,000	4.24	11/18/15	Callable on 11/18/08 and every three months thereafter
11,000,000	4.53	04/22/13	Callable on 04/22/07 and every three months thereafter

(7) Junior Subordinated Debentures

On October 31, 2005, Patapsco Statutory Trust I, a Connecticut statutory business trust and an unconsolidated wholly-owned subsidiary of the Company, issued $5 million of capital trust pass-through securities to investors. The interest rate is fixed for the first seven years at 6.465%. Thereafter, the interest rate adjusts on a quarterly basis at the rate of the three month LIBOR plus 1.48%. Patapsco Statutory Trust I purchased $5,155,000 of junior subordinated deferrable interest debentures from Patapsco Bancorp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. Patapsco Bancorp has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by Patapsco Bancorp on or after October 31, 2010, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on December 31, 2035. The funds are available to make capital contributions to the Bank and for other corporate purposes.

(8) Income Taxes

The provision for income taxes is composed of the following for the years ended June 30:

(In thousands)	2007	2006	2005
Current:
Federal	$645	$727	$474
State	172	158	123

	817	885	597

Deferred:
Federal	(74)	(51)	133
State	(16)	(11)	29

	(90)	(62)	162

	$727	$823	$759

The net deferred tax assets consist of the following at June 30:

(In thousands)	2007	2006
Unrealized losses on securities available for sale	$197	$274
Allowance for losses on loans	429	386
Deferred compensation	242	265
Other	5	1

Total deferred tax assets	873	926
Purchase accounting adjustment	(219)	(237)
Federal Home Loan Bank stock dividends	(164)	(164)
Depreciation	(43)	(92)

Total deferred tax liabilities	(426)	(493)

Net deferred tax assets	$447	$433

A reconciliation of the income tax provision and the amount computed by multiplying income before income taxes by the statutory Federal income tax rate of 34% is as follows for the years ended June 30:

(In thousands)	2007	2006	2005
Tax at statutory rate	$650	$752	$716
State income taxes, net of Federal income tax benefit	114	95	97
Other	(37)	(24)	(54)

Income tax provision	$727	$823	$759
Effective tax rates	38.00%	37.22%	36.06%

The Company has qualified under provisions of the Internal Revenue Code which permit it to deduct from taxable income a provision for bad debts based on actual bad debt experience. Therefore, the provision for bad debts deducted from taxable income for Federal income tax purposes was based on the experience method.

(9) Regulatory Matters

The Federal Deposit Insurance Corporation (FDIC) insures deposits of account holders up to $100,000. Patapsco pays an annual premium to provide for this insurance. Patapsco is also a member of the Federal Home Loan Bank System and is required to maintain an investment in the stock of the Federal Home Loan Bank of Atlanta (FHLBA) equal to at least 4.50% of the outstanding borrowings from the FHLBA plus the lesser of 0.20% of total assets or $25 million. The investment in the FHLBA stock is reported in the balance sheet as investment securities required by law. Purchases and sales of stock are made directly with Patapsco at par value.

Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $8.5 million of transaction accounts, reserves equal to 3% must be maintained on the next $45.8 million of transaction accounts, and a reserve of 10% must be maintained against all remaining transaction accounts. These reserve requirements are subject to adjustments by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At June 30, 2007 and 2006, the Bank met its reserve requirements of $533,000 and $628,000, respectively.

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $868,000 for the payment of common stock dividends and debt service on the subordinated debentures. The only source of internal funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the Company from the Bank is limited by the retained earnings of the Bank in the current calendar year and the prior two calendar years. However, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

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

Patapsco is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Patapsco must meet specific capital guidelines that involve quantitative measures of Patapsco’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Patapsco’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. In addition, the Bank must maintain minimum capital and meet other requirements of regulatory authorities when declaring or paying dividends. The Bank has complied with such capital requirements.

Quantitative measures established by regulation to ensure capital adequacy require Patapsco to maintain minimum amounts and ratios (as defined in the regulations and as set forth in the table below, as defined) of total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of June 30, 2007 and 2006, that Patapsco meets all capital adequacy requirements to which it is subject.

As of June 30, 2007, the most recent notification from banking regulators categorized Patapsco as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well or adequately capitalized Patapsco must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in tables below. There are no conditions or events since that notification that management believes have changed the institution’s category.

At June 30, 2007 the Bank exceeded all regulatory minimum capital requirements. The table below presents certain information relating to the Bank’s regulatory compliance at June 30, 2007.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$20,091	10.26%	$15,665	8.00%	$19,582	10.00%
Tier 1 Capital (to Risk Weighted Assets)	18,981	9.69	7,833	4.00	11,749	6.00
Tier 1 Capital (to Average Assets)	18,981	7.57	10,030	4.00	12,537	5.00

At June 30, 2006, the Bank exceeded all regulatory minimum capital requirements. The table below presents certain information relating to the Bank’s regulatory compliance at June 30, 2006.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$18,144	11.25%	$12,904	8.00%	$16,130	10.00%
Tier 1 Capital (to Risk Weighted Assets)	17,144	10.63	6,452	4.00	9,678	6.00
Tier 1 Capital (to Average Assets)	17,144	7.66	8,958	4.00	11,197	5.00

(10) Stockholders’ Equity and Related Matters

In 1995, the Bank converted from a federally chartered mutual savings association to a capital stock savings bank.

Simultaneously, the Bank consummated the formation of a holding company, Patapsco Bancorp, Inc., of which the Bank is a wholly-owned subsidiary. In connection with the Conversion, the Company publicly issued 362,553 shares of its common stock.

Federal regulations required that, upon conversion from mutual to stock form of ownership, a “liquidation account” be established by restricting a portion of net worth for the benefit of eligible savings account holders who maintain their savings accounts with Patapsco after conversion. In the event of complete liquidation (and only in such event), each savings account holder who continues to maintain his savings account shall be entitled to receive a distribution from the liquidation account after payment to all creditors, but before any liquidation distribution with respect to capital stock. This account will be proportionately reduced for any subsequent reduction in the eligible holders’ savings accounts. At conversion the liquidation account totaled approximately $6,088,000. In addition to the foregoing, certain bad debt reserves of approximately $2,561,000 deducted from income for federal income tax purposes and included in retained earnings of Patapsco, are not available for the payment of cash dividends or other distributions to stockholders without payment of taxes at the then-current tax rate by Patapsco, on the amount removed from the reserves for such distributions. The unrecorded deferred income tax liability on the above amount was approximately $989,000.

In November 2000, as part of the acquisition of Northfield Bancorp, the Company issued 109,235 shares of Series A Noncumulative, Convertible Perpetual Preferred Stock. Each share of the preferred stock earned dividends at the rate of 7.5% of the liquidation preference of $25.00 per share, payable when declared by the Board of Directors. If Patapsco Bancorp failed to pay dividends to holders of Patapsco Bancorp Preferred stock for a given quarter, then during that quarter, no dividends could be paid on Patapsco Bancorp Common Stock.

The holders had the right to convert the preferred shares into common shares of Patapsco Bancorp, Inc. at any time. The Company could redeem the shares on or after November 2005. When issued, the preferred stock was convertible into common stock at a one to one basis. Due to three 10% stock dividends and a three for one stock split in the form of a 200% stock dividend paid to common shareholders since the issuance of the preferred shares, the conversion ratio changed to 1 to 3.993. One share of preferred stock was convertible into 3.993 shares of common stock.

On January 19, 2006, the Company issued a press release announcing that the Board of Directors had voted to call for redemption of all outstanding shares of Series A Non-cumulative, Perpetual Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), that had not been converted into common stock at the election of the holders and remained outstanding on or prior to the close of business on March 31, 2006 (the “Redemption Date”). All shares of Series A Preferred Stock not converted into shares of Patapsco Bancorp, Inc. common stock prior to the close of business on the Redemption Date were automatically redeemed at the face value of $25 per share.

Shareholders elected to convert a total of 82,435 of the 85,051 outstanding preferred shares into Company common stock. The remaining 2,616 shares were redeemed at $25 per share for a total of $65,000. As a result, the Company’s common stock outstanding increased by 329,164 shares and shareholders’ equity decreased by $65,000.

(11) Benefit Plans

Employee Stock Ownership Plan

Patapsco has established an Employee Stock Ownership Plan (ESOP) for its employees. On April 1, 1996 the ESOP acquired 113,891 shares of the Company’s common stock in connection with Patapsco’s conversion to a capital stock form of organization. The ESOP purchased an additional 28,721 shares as a result of the return of capital distribution paid by the Company in June 1997. The ESOP holds the common stock in a trust for allocation among participating employees.

All ESOP shares contain a “Put Option” which requires the Company to repurchase the share at the then fair market value subject to the availability of retained earnings. The “Put Option” may be exercised within 60 days of distribution of the shares and then again within 60 days after the fair market value determination date of the next plan year. The current fair market value of 41,085 shares subject to the put option is $935,000 at June 30, 2007. This amount is included in temporary equity in accordance with SEC Accounting Series Release No. 268.

The ESOP shares have been fully allocated and the Company has received approval from the Internal Revenue Service to terminate the Plan. Of the 103,278 plan shares outstanding at June 30, 2006, participants representing 62,193 shares had returned their election of distribution forms. Of this amount, participants representing 29,992 shares had exercised their put option and the Company had repurchased these shares for a total cash outflow and reduction in stockholders equity of $690,000. The remaining 32,201 shares have been distributed to the participants. The Company is awaiting responses from the participants who represent the 41,085 shares subject to the put option mentioned above.

For the years ended June 30, 2007, 2006 and 2005 compensation expense recognized related to the ESOP and Patapsco’s contribution to the ESOP was $0.

2004 Stock Incentive Plan

In October 2004, the shareholders’ of the Company approved the 2004 Stock Incentive Plan. Under this plan, 90,000 shares of common stock are available for issuance under a variety of awards. An additional 40,146 shares were made available for issuance to settle past deferred compensation obligations. This new plan replaced the Director’s retirement plan that became effective in September 1995. At the time of adoption, the directors had the option to reallocate their deferred compensation assets.

As of June 30, 2007, there are 53,850 deferred shares under this plan of which 12,906 are issued and outstanding. These deferred shares are allocated in lieu of cash compensation to Directors of the Company. Deferred shares are required to be distributed upon a Director leaving the Company or upon a change-in-control event. All these shares are included in shares outstanding for the purposes of computing earnings per share. Additionally, as of June 30, 2007 there are 14,453 non-vested shares outstanding under this plan.

Compensation expense recognized in connection with these plans during the years ended June 30, 2007, 2006 and 2005 was $67,300, $17,400 and $80,700, respectively.

A summary of the status of the Company’s non-vested shares as of and for the year ended June 30, 2007 is presented below:

	Common Shares	Weighted Average Grant-Date Fair Value
Non-Vested as of June 30, 2006	—	$—
Awards Granted, November 2006	14,453	13.71
Vested	—	—
Forfeited	—

Non-vested at June 30, 2007	14,453	$13.71

As of June 30, 2007 there was $148,000 of total unrecognized compensation costs related to non-vested share-based compensation. The cost is expected to be recognized over a weighted average period of 27 months. At grant date, vesting of the shares was “cliff” vesting at the end of either a two or three year period.

Stock Options

The Company’s 1996 Stock Options and Incentive Plan (Plan) was approved by the stockholders at the 1996 annual meeting. The Plan provides for the granting of options to acquire common stock to directors and key employees. Option prices are equal or greater than the estimated fair market value of the common stock at the date of the grant. In October 1996 the Company granted options to purchase 137,862 shares at $4.60 per share. On May 1, 2000, the Company granted options to purchase 18,981 shares at $4.86 per share.

The Company’s 2000 Stock Option and Incentive Plan was approved by the stockholders at the 2000 annual meeting. The Plan provides for the granting of options to acquire common stock to directors and key employees. Option prices are equal or greater than the estimated fair market value of the common stock at the date of the grant.

The Plan provides for one-fifth of the options granted to be exercisable on each of the first five anniversaries of the date of grant. Under this plan, in August 2001 the Company granted options to purchase 99,975 shares at $6.29 per share.

The following table summarizes the status of and changes in the Company’s stock option plans during the past three years.

	Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
Outstanding, June 30, 2004	197,898	$5.40	140,116	$5.40
Granted	—	—
Exercised	(22,635)	4.60
Cancelled	—	—

Outstanding, June 30, 2005	175,263	5.40	139,723	5.51
Granted	—	—
Exercised	(36,353)	5.07
Cancelled	(415)	6.29

Outstanding, June 30, 2006	138,495	5.62	122,877	5.51
Granted	—	—
Exercised	(90,623)	5.41
Cancelled	—	—

Outstanding, June 30, 2007	47,872	$6.02	47,872	$6.02	$801

The following table summarizes information about stock options outstanding at June 30, 2007

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable
4.86	8,827	2.88 years	8,827
6.29	39,045	4.15 years	39,045

	47,872	3.92 years	47,872

401(k) Retirement Savings Plan

The Company has a 401(k) Retirement Savings Plan. Employees may contribute a percentage of their salary subject to limitations established by the Internal Revenue Service. The Company is obligated to contribute 3% of each employee’s salary, whether or not the employee contributes their own money. All employees who have completed six months of service with the Company and are 21 years old are eligible to participate. The Company’s contribution to this plan was $91,000, $73,000 and $67,000 for the years ended June 30, 2007, 2006 and 2005, respectively. Additionally, since the ESOP is fully allocated, the Compensation Committee of the Board of Directors has approved a discretionary profit sharing component to the 401K plan. The accrual for this component of the plan for the years ended June 30, 2007, 2006 and 2005 was $113,000, $108,000, and $31,000, respectively.

(12) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) requires the Company to disclose estimated fair values for certain on- and off-balance sheet financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments as of June 30, 2007 and 2006.

Fair value estimates are made at a specific point in time, based on relevant market information and information about financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates.

The carrying amount and estimated fair value of financial instruments is summarized as follows at June 30:

	2007		2006
(In thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Assets:
Cash and interest-bearing deposits	$5,215	$5,215	$5,807	$5,807
Federal funds sold	2,255	2,255	2,381	2,381
Time deposits at other financial institutions	—	—	605	605
Investment securities available for sale	13,147	13,147	16,667	16,667
Loans receivable, net	220,239	217,376	190,589	186,882
Investment securities required by law	2,599	2,599	2,416	2,416
Accrued interest receivable	1,063	1,063	929	929
Liabilities:
Deposits	189,712	181,981	166,833	159,977
Advance payments by borrowers for taxes, insurance and ground rents	1,362	1,362	1,405	1,405
Long-term debt	43,800	43,032	40,050	39,044
Accrued interest payable	472	472	334	334
Off balance sheet instruments:
Commitments to extend credit	—	—	—	—

Cash and Due from Banks, Interest Bearings Deposits with Banks and Federal Funds Sold

The statement of financial condition carrying amounts for cash and due from banks, interest bearing deposits with banks and federal funds sold approximate the estimated fair values of such assets.

Time deposits at other financial institutions

The fair value of these time deposits was calculated by discounting the scheduled cash flows at current market rates.

Securities

The fair value of securities is based on quoted market values.

Loans Receivable

Loans receivable were segmented into portfolios with similar financial characteristics. Loans were also segmented by type such as residential and nonresidential, construction and land, second mortgage loans, commercial, and consumer. Each loan category was further segmented by fixed and adjustable rate interest terms.

The fair value of loans was calculated by discounting anticipated cash flows based on weighted average contractual maturity, weighted average coupon and current loan origination rates.

Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates its fair value.

Securities Required by Law

The carrying amount of securities required by law approximates its fair value.

Deposits

Under SFAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing deposits, interest bearing NOW accounts and statement savings accounts, is equal to the carrying amounts. The fair value of certificates of deposit was based on the discounted value of contractual cash flows. The discount rate for certificates of deposit was estimated using the rate currently offered for deposits of similar remaining maturities.

Long-Term Debt

The fair value of long-term debt was based on the discounted value of contractual cash flows, using rates currently available.

Accrued Interest Payable

The carrying amount of accrued interest payable approximates its fair value.

Advance Payments by Borrowers for Taxes, Insurance and Ground Rents

The carrying amount of advance payments by borrowers for taxes, insurance and ground rents approximates its fair value.

Off-Balance Sheet Financial Instruments and Standby Letters of Credit

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business, including mortgage loan commitments, undisbursed lines of credit on commercial business loans and standby letters of credit. These instruments involve, to various degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The fair values of such commitments are immaterial.

The disclosure of fair value amounts does not include the fair values of any intangibles, including core deposit intangibles. Core deposit intangibles represent the value attributable to total deposits based on an expected duration of customer relationships.

(13) Condensed Financial Information (Parent Company Only)

Summarized financial information for the Company is as follows as of and for the years ended June 30:

(In thousands)
Statements of Financial Condition	2007	2006
Cash	$1,671	$2,834
Investment securities	—	78
Equity in net assets of the bank	22,369	20,422
Other assets	251	271

Total Assets	$24,291	$23,605

Accrued expenses and other liabilities	$375	$317
Subordinated Debentures	5,000	5,000
Stockholders’ equity	18,916	18,288

Total Liabilities & Stockholders Equity	$24,291	$23,605

(In thousands)
Statements of Income	2007	2006	2005
Total Revenue	$5	$10	$13

Interest Expense	323	252	93

Non-interest Income	2	1	—

Non-interest Expense	11	(2)	28

Loss before equity in net income of subsidiary and income taxes	(327)	(239)	(108)
Net income of subsidiary	1,399	1,527	1,417

Income before income tax provision	1,072	1,288	1,309
Income tax provision (benefit)	(113)	(100)	(37)

Net income	$1,185	$1,388	$1,346

(In thousands)
Statements of Cash Flows	2007	2006	2005
Operating activities:
Net income	$1,185	$1,388	$1,346
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiary	(1,399)	(1,527)	(1,417)
Increase in other assets	(51)	(189)	—
Increase (decrease) in accrued expenses and other liabilities	172	81	(19)

Net cash used in operating activities	(93)	(247)	(90)

Investing activities:
Purchase of investment securities	(20)	(10)	(7)
Proceeds from sale of investment security	92	—	—
Dividend received from subsidiary	—	—	200
Additional investment in subsidiary	(300)	—	—

Net cash (used in) provided by investing activities	(228)	(10)	193

Financing activities:
Net increase (decrease) in borrowings	—	3,167	(167)
Options exercised	338	121	47
Repurchase of common stock pursuant to ESOP put option	(690)	(23)	(105)
Redemption of preferred stock	—	(65)	—
Cash dividend paid	(490)	(521)	(500)

Net cash provided by (used in) financing activities	(842)	2,679	(725)

(Decrease) increase in cash and cash equivalents	(1,163)	2,422	(622)
Cash and cash equivalents, beginning of year	2,834	412	1,034

Cash and cash equivalents, end of year	$1,671	$2,834	$412

(14) Quarterly Financial Data

A summary of selected consolidated quarterly financial data for the three years ended June 30, 2007, 2006 and 2005 is reported in the following table:

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Interest income	$3,838	$4,086	$4,207	$4,295
Interest Expense	1,633	1,868	1,967	2,035

Net interest income	2,205	2,218	2,240	2,260
Provision for loan losses	40	70	175	145

Net Interest income after provision for loan losses	2,165	2,148	2,065	2,115
Noninterest income	187	218	221	240
Noninterest expense	1,785	1,791	2,067	1,804

Income before income taxes	567	575	219	551
Provision for income taxes	211	216	78	222

Net income	$356	$359	$141	$329

Basic net income per share	$0.19	$0.19	$0.07	$0.17

Diluted net income per share	$0.19	$0.19	$0.07	$0.17

2006
Interest income	$3,046	$3,327	$3,498	$3,684
Interest Expense	1,025	1,141	1,315	1,468

Net interest income	2,021	2,186	2,183	2,216
Provision for loan losses	20	20	—	25

Net Interest income after provision for loan losses	2,001	2,166	2,183	2,191
Noninterest income	243	198	201	229
Noninterest expense	1,744	1,800	1,908	1,750

Income before income taxes	500	564	476	670
Provision for income taxes	187	213	175	248

Net income	$313	$351	$301	$422

Basic net income per share	$0.18	$0.21	$0.17	$0.23

Diluted net income per share	$0.16	$0.18	$0.16	$0.22

2005
Interest income	$2,965	$2,969	$2,977	$2,900
Interest Expense	937	941	945	931

Net interest income	2,028	2,028	2,032	1,969
Provision for loan losses	35	50	100	40

Net Interest income after provision for loan losses	1,993	1,978	1,932	1,929
Noninterest income	130	179	176	199
Noninterest expense	1,602	1,593	1,720	1,496

Income before income taxes	521	564	388	632
Provision for income taxes	187	204	141	227

Net income	$334	$360	$247	$405

Basic net income per share	$0.20	$0.22	$0.14	$0.25

Diluted net income per share	$0.17	$0.19	$0.13	$0.21

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

The Company’s board of directors currently consists of six members. The following table sets forth, for each director of the Company, his or her age, the year he or she first became a director of the Bank, which is the Company’s principal operating subsidiary, and the expiration of his or her term as a director.

Name	Age at June 30, 2007	Year First Elected or Appointed as Director of the Bank	Year First Elected or Appointed as Director of the Company	Current Term to Expire
William R. Waters	64	1999	1999	2007
Gary R. Bozel	49	2000	2000	2007
Douglas H. Ludwig	69	1992	1995	2008
Thomas P. O’Neill	54	1995	1995	2008
Nicole N. Glaeser	49	1993	1995	2009
J. Thomas Hoffman	59	2000	2000	2009

Set forth below is information concerning the Company’s directors. Unless otherwise stated, all directors have held the positions indicated for at least the past five years.

William R. Waters is the President and owner of Bel Air Medicine Inc., which trades as The Medicine Shoppe, and, until January 2004, was the owner of Bel Air Pontiac in Bel Air, Maryland. He is a member of the advisory board of Donahue-Hart and Associates, an insurance and financial services company located in Bel Air, Maryland. He was formerly a member of the board of directors of the Bank’s predecessor organization, Patapsco Federal Savings and Loan Association, from 1984 to 1994.

Gary R. Bozel is the managing principal of Gary R. Bozel & Associates P.A., a certified public accounting firm in Towson, Maryland. Mr. Bozel served as the Chairman of the Board of Northfield Bancorp, Inc. from March 1998 to November 2000 and as the Chairman of the Board of Northfield Federal Savings Bank from 1996 to November 2000. He also served as the President of Northfield Federal Savings Bank from 1993 to 1996. Mr. Bozel is a member of the board of directors and finance committee of the Towson Golf and Country Club.

Douglas H. Ludwig served as a teacher, counselor and principal in the high schools of the southeast area of the Baltimore County Public Schools until his retirement in 1992. Mr. Ludwig has been active in many community organizations during his 47 years of residence in Dundalk.

Thomas P. O’Neill was named Chairman of the board of directors of the Company and the Bank in August 1999 and has been a director since 1995. He is a managing director of RSM McGladrey, Inc. Formerly, he was the managing partner of the regional accounting firm of Wolpoff & Company LLP (“Wolpoff”), which merged with American Express Tax and Business Services in 1998. He joined Wolpoff as a staff accountant in 1974 and became a partner in 1983. Mr. O’Neill is a member of the American Institute of Certified Public Accountants and the Maryland Association of Certified Public Accountants. He has served on the boards of many charitable and civic groups.

Nicole N. Glaeser is Budget Director for the Baltimore County Police Department, a position she has held since 1988. On a part-time basis, Ms. Glaeser is a practicing attorney and also a Certified Public Accountant.

J. Thomas Hoffman is a self-employed financial consultant in Towson, Maryland. Mr. Hoffman is also a registered representative with Signator Investors, Inc. He served as Secretary of the board of directors of Northfield Federal Savings Bank from 1983 to 1998. He also served as Secretary for Northfield Bancorp, Inc. from 1998 to 2000. He is a member of the Towson Business Association, Building Congress and Exchange and the American Subcontractors Association where he sits on the Board. He is a member of various trade organizations associated with his profession.

Executive Officers Who Are Not Directors

The following sets forth information with respect to executive officers of the Bank who do not serve on the Board of Directors.

Name	Age at June 30, 2007	Title with the Bank
Frank J. Duchacek, Jr.	63	Senior Vice President – Operations
Michael J. Dee	47	President, Chief Executive Officer and Chief Financial Officer of the Company and the Bank
Laurence S. Mitchell	60	Senior Vice President – Lending

Frank J. Duchacek, Jr. is a Senior Vice President who joined the Company in February 1996 as its Vice President of Commercial Lending. Prior to that time, Mr. Duchacek was a credit underwriter and business development officer for First Union Bank, successor of First Fidelity Bank, N.A. From 1989 to 1993, Mr. Duchacek was a department manager for commercial lending at Provident Bank of Maryland. During the preceding 28 years, Mr. Duchacek occupied various lending and management positions with Union Trust Bank and its successor, Signet Bank, Maryland. Mr. Duchacek is a Director of Maryland Bank Services and served as a member of the Maryland Home Improvement Commission. He is active with the American Cancer Society—Relay for Life, St. John’s Episcopal Church in Kingsville, Maryland and St. John’s Chapel, Cornersville, Maryland.

Michael J. Dee was named President and Chief Executive Officer of the Company and the Bank in October 2006. He also continues to serve as the Chief Financial Officer of the Company and the Bank. He joined the Company in May 1999 as its Chief Financial Officer and Controller. From September 1997 to May 1999, Mr. Dee was Vice President of Management Accounting for Sandy Spring National Bank of Maryland. From May 1995 to October 1997, Mr. Dee was the Manager of Financial Planning and Analysis with United Press International in Washington, D.C. From December 1989 to March 1995, Mr. Dee was employed by the Bank of Baltimore and its successors, First Fidelity Bank, N.A. and First Union Bank, in a variety of financial positions. Mr. Dee is a Certified Management Accountant (“CMA”).

Laurence S. Mitchell is a Senior Vice President who joined the Bank in November of 1999 as a commercial lending officer. Prior to joining Patapsco, Mr. Mitchell held positions in various banks relating to commercial lending and business development. He is an active member of the Harford County Chamber of Commerce, a Board member of the Baltimore County Chamber of Commerce, a member of the Leadership and Development Committee of the Maryland Bankers Association and an instructor for the Center for Financial Training Mid-Atlantic, formerly known as the American Institute of Banking. Formerly, Mr. Mitchell was a member of the Town of Bel Air Economic and Community Development Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to regulations promulgated under the Exchange Act, the Company’s officers, directors and persons who own more than 10% of the outstanding Common Stock (“Reporting Persons”) are required to file reports detailing their ownership and changes of ownership in such Common Stock (collectively, “Reports”), and to furnish the Company with copies of all such Reports. Based solely on its review of the copies of such Reports or written representations that no such Reports were necessary that the Company received during the past fiscal year or with respect to the last fiscal year, management believes that during the fiscal year ended June 30, 2007, all of the Reporting Persons complied with these reporting requirements, except that director Gary R. Bozel filed one late Report relating to two transactions.

Code of Ethics

The Company has adopted a written code of ethics, which applies to all employees and Directors. The Company intends to disclose any amendments to or waivers from our Code of Ethics applicable to any senior financial officers on our website at http://www.patapscobank.com or in a report on Form 8-K. A copy of the Code of Ethics is available, without charge, upon written request to Douglas H. Ludwig, Corporate Secretary, Patapsco Bancorp, Inc., 1301 Merritt Boulevard, Dundalk, Maryland 21222-2194.

Audit Committee

The Company has a separately designated Audit Committee established in accordance with the Securities Exchange Act of 1934. The board of directors’ Audit Committee consists of directors O’Neill, Bozel and Glaeser, who serves as Chairperson. All members of the Audit Committee are deemed to be independent under Nasdaq Stock Market listing standards. The board of directors has designated Directors O’Neill, Bozel and Glaeser as audit committee financial experts under the rules of the Securities and Exchange Commission.

Item 10. Executive Compensation

Executive Compensation

Summary Compensation Table. The following table provides information concerning total compensation earned or paid, by the Company, to the President, Chief Executive Officer and Chief Financial Officer, the former President and Chief Executive Officer, and the two most highly compensated executive officers other than the President, Chief Executive Officer and Chief Financial Officer who received compensation totaling $100,000 or more during the year ended June 30, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)(3)	Total ($)
Michael J. Dee President, Chief Executive Officer and Chief Financial Officer (4)	2007	$136,215	$26,625	$34,728	$9,011	$206,579
Joseph J. Bouffard Former President and Chief Executive Officer (4)	2007	60,366	—	—	9,762	70,128
Laurence S. Mitchell Senior Vice President–Lending	2007	109,990	30,822	9,797	8,188	158,798
Frank J. Duchacek, Jr. Senior Vice President–Operations	2007	100,232	25,500	3,132	9,043	137,907

(1)	Reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R). Amounts are calculated using the closing stock price of each award on the date of grant. When shares become vested the recipient will also receive an amount equal to accumulated cash and stock dividends (if any) paid with respect thereon. For fiscal 2007, accumulated cash dividends equaled $1,372 and $439 for Messrs. Mitchell and Duchacek, respectively.
(2)	Does not include the aggregate amount of perquisites and other benefits, which was less than $10,000.
(3)	For fiscal year 2007, consists of $7,651, $2,945, $7,288 and $6,340 of matching contributions under the Bank’s 401(k) Plan for the benefit of Messrs. Dee, Bouffard, Mitchell and Duchacek, respectively, $1,360, $5,060, $901 and $2,703 in cash allocated to the accounts of Messrs. Dee, Bouffard, Mitchell and Duchacek, respectively, under the ESOP, and $1,756 accrued for the benefit of Mr. Bouffard under a Supplemental Executive Retirement Agreement.
(4)	Mr. Bouffard resigned as President and Chief Executive Officer of the Company and the Bank effective October 30, 2006, at which time Mr. Dee was named President and Chief Executive Officer of the Company and the Bank.

Outstanding Equity Awards at Fiscal Year-End. The following table provides information concerning unexercised options, stock awards that have not vested and equity incentive plan awards for each named executive officer outstanding as of June 30, 2007.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Michael J. Dee	8,827 6,393	4.86 6.29	5/11/2010 8/3/2011	—	—
Joseph J. Bouffard	—	—	—	—	—
Laurence S. Mitchell	836	6.29	8/3/2011	3,675	83,606
Frank J. Duchacek	—	—		1,175	26,731

(1)	With respect to Mr. Mitchell, 318 shares vest on November 6, 2008 and 3,357 shares vest on November 6, 2009. With respect to Mr. Duchacek, 318 shares vest on November 6, 2008 and 857 shares vest on November 6, 2009.
(2)	Based upon the Company’s closing stock price of $22.75 on June 30, 2007.

Severance Agreements. The Bank has entered into the Amended and Restated Severance Agreements (the “Severance Agreements”) with Officers Dee, Mitchell and Duchacek (collectively, the “Employees”) that have terms ending on the earlier of (a) 24 months after their most recent renewal date and (b) the date on which the Employee terminates employment with the Bank. On each annual anniversary date from the date of commencement of the Severance Agreements, the term of the Severance Agreements may be extended for additional one-year periods beyond the then effective expiration date, provided that the Employee is elected an officer of the Bank at a meeting of the Bank’s board of directors held on the date of the Company’s annual meeting of stockholders called for the purpose of electing the officer position which the Employee holds. An Employee becomes entitled to collect severance benefits under the Severance Agreement in the event of the Employee’s (a) voluntary termination of employment (i) within 24 months following a change of control or (ii) within 90 days following the occurrence of certain specified events that generally reduce the employee’s compensation or responsibilities, or (b) involuntary termination of employment for any reason other than for cause in connection with or within 24 months of any change in control of the Bank or the Company.

In the event an Employee becomes entitled to receive severance benefits, the Employee will (i) be paid an amount equal to his base salary and bonus paid in the prior calendar year, but in no event greater than the difference between (i) the product of 2.99 times his “base amount” as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended and regulations promulgated thereunder, and (ii) the sum of any other parachute payments (as defined in Section 280G(b)(2) of the Internal Revenue Code) that the Employee receives on account of the change in control. The Severance Agreements provide that any sum owed to the Employee shall be paid in one lump sum within ten days of such termination.

The Company also maintains the 2006 Severance Agreement (the “2006 Agreement”) with Mr. Dee. The 2006 Agreement provides for a payment to Mr. Dee of $125,000, payable in one lump sum, immediately upon the occurrence of a change in control, as defined in the 2006 Agreement, of either the Company or the Bank. The merger between Bradford Bancorp and the Company will constitute a change in control. The 2006 Agreement does not affect the existing Amended and Restated Severance Agreement, described above, by and between the Bank and Mr. Dee.

Director Compensation

The following table sets forth the compensation received by non-employee directors for their service on the boards of directors of the Company and the Bank during fiscal 2007.

Director	Fees Earned or Paid In Cash	Stock Awards (1)	Total
Thomas P. O’Neill	$38,700	$10,800	$49,500
Nicole N. Glaeser	24,100	—	24,100
Douglas H. Ludwig	22,850	—	22,850
William R. Waters	13,300	7,700	21,000
Gary R. Bozel	14,100	7,700	21,800
J. Thomas Hoffman	12,600	7,700	20,300

(1)	Reflects the dollar amount recognized for financial statement reporting purposes in fiscal 2007 in accordance with Statement of Financial Accounting Standard 123(R) (“SFAS 123(R)”). Directors Gary R. Bozel and J. Thomas Hoffman elected to defer receipt of their stock awards under the Company, Inc. 2004 Stock Option and Incentive Plan.

Each nonemployee member of the Company’s board of directors receives a fee of $450 for each regular and special meeting attended of the Company’s board of directors and $200 for each meeting attended of a committee of either the Company’s or the Bank’s board of directors. The Chairperson of the Audit Committee receives $450 for each Audit Committee meeting. The Chairman of the board of directors receives an additional $500 per month. No fees are paid for attendance at meetings of the Bank’s board of directors. In addition, directors of the Company and the Bank are paid an annual retainer based on years of service as directors. The annual retainer is $7,000 for 0-5 years of service as a director, $7,700 for 6-10 years of service, $8,400 for 11-15 years of services and $9,100 for 16 or more years of service. The Chairman of the board of directors receives a retainer that is 20% higher than the retainer he would otherwise receive based on years of service.

Nonemployee directors also participate in the Company’s 1996 Stock Option and Incentive Plan (“Option Plan”) and the Company’s 2004 Stock Option and Incentive Plan (the “2004 Plan”). During the year ended June 30, 2007, no director received any awards under the Option Plan. Pursuant to the 2004 Plan, directors are permitted to elect to receive shares of Common Stock in lieu of some or all of their cash board of directors fees, with the value of the shares received equal to the fees that otherwise would have been received. Directors may elect to receive their shares quarterly or to defer receipt of the shares until after termination of service as a director. During the year ended June 30, 2007, directors Thomas P. O’Neil, William R. Waters, Gary R. Bozel and J. Thomas Hoffman were credited with 929, 710, 710 and 1,615 shares, respectively, of Common Stock in lieu of cash board of directors fees. Directors Gary R. Bozel and J. Thomas Hoffman elected to defer receipt of their shares.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	88,816	$6.02	65,174

Equity compensation plans not approved by security holders	—	—	—

Total	88,816	$6.02	65,174

(b) Security Ownership of Certain Beneficial Owners.

Persons and groups beneficially owning in excess of 5% of the Company’s common stock are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following table sets forth, as of August 29, 2007, certain information as to the common stock believed by management to be beneficially owned by persons owning in excess of 5% of the Company’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Shares of Common Stock Outstanding
Jeffrey L. Gendell	136,585	(1)	6.98%
Tontine Financial Partners, L.P.
Tontine Management, L.L.C.
55 Railroad Avenue
Greenwich, CT 06830

(1)	Pursuant to a joint Schedule 13G/A filed by Tontine Financial Partners, L.P., Tontine Management, L.L.C. and Mr. Gendell on February 13, 2007. Tontine Financial Partners, L.P., Tontine Management, L.L.C. and Mr. Gendell reported shared voting and dispositive power with respect to 132,592 shares, and Mr. Gendell reported sole voting and dispositive power with respect to 3,993 shares.

(c) Security Ownership of Management.

The following table sets forth, as of August 29, 2007, the beneficial ownership of the Company’s common stock by each of the Company’s directors and nominees, the Company’s named executive officers and by all directors and executive officers as a group.

Name	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Shares of Common Stock Outstanding (2)
Gary R. Bozel	49,697	2.69%
Michael J. Dee	40,903	2.20
Nicole N. Glaeser	22,032	1.19
J. Thomas Hoffman	25,452	1.38
Douglas H. Ludwig	18,985	1.02
Thomas P. O’Neill	46,619	2.52
William R. Waters	18,250	*
Laurence S. Mitchell	11,797	*
Frank J. Duchacek, Jr.	42,503	2.30
All Executive Officers and Directors as a Group (10 persons)	276,238	14.83

*	Less than 1.0%.
(1)	Ownership is direct and the named individual exercises sole voting and investment power over the shares listed as beneficially owned by such person. Amounts shown include 6,393, 2,796, 836 and 2,796 shares which may be acquired by Messrs. Dee, Ludwig and Mitchell and Ms. Glaeser and by all directors and executive officers of the Company as a group, respectively, upon the exercise of options exercisable within 60 days of the Record Date.
(2)	Based on 1,850,063 shares of Company common stock outstanding and entitled to vote as of August 29, 2007, plus the number of shares that each person or the group may acquire within 60 days by exercising stock options.

(d) Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 12. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

The Bank offers loans to its directors and officers. Under current law, the Bank’s loans to directors and executive officers are required to be made on substantially the same terms, including interest rates, as those prevailing for comparable transactions and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, all loans to such persons must be approved in advance by a disinterested majority of the board of directors. At June 30, 2007, the Bank’s loans to directors and executive officers totaled $123,000, or 0.65%, of stockholders’ equity. All loans made by the Bank to its directors and executive officers and members of their immediate families were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features.

The Audit Committee of the board of directors periodically reviews a summary of the Company’s transactions with its directors and executive officers and with firms that employ directors, as well as other related person transactions, to recommend to the disinterested members of the board of directors that the transactions are fair, reasonable and within the Company policy and should be ratified and approved. The Company does not maintain written policies or procedures for the review, approval or ratification of transactions with related persons. However, in accordance with banking regulations, the board of directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of the Company’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the board of directors. Additionally, pursuant to the Company’s Code of Ethics, all directors, officers and employees must disclose any actual or apparent conflicts of interest.

Director Independence

Each of the directors of the Company is considered independent under the current listing standards of the Nasdaq Stock Market, Inc. In determining the independence of directors, the board of directors considered transactions, relationships or arrangements between the Company and the Bank and its directors that are not required to be disclosed in this Annual Report on Form 10-KSB under the heading “Item 12—Certain Relationships and Related Transactions,” including loans with the Bank.

Item 13. Exhibits

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of June 30, 2007 and 2006

Consolidated Statements of Income for the Years Ended June 30, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended June 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and also constitutes the Exhibit Index.

No.	Description
2.0	Agreement and Plan of Merger dated March 19, 2007 by and among New Bradford Bancorp, Inc., Bradford Bank MHC, Bradford Bancorp, Inc. and Bradford Bank and Patapsco Bancorp, Inc. (1)

3.1	Articles of Incorporation of Patapsco Bancorp, Inc. and Articles Supplementary (2)

3.2	Bylaws of Patapsco Bancorp, Inc., as amended (3)

4	Form of Common Stock Certificate of Patapsco Bancorp, Inc. (4)

10.1	Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan† (5)

10.2	Intentionally omitted

10.3	Intentionally omitted

10.4	Form of Severance Agreement by and between The Patapsco Bank and John McClean, Francis Broccolino and William Peters† (6)

10.5	Form of Amended and Restated Severance Agreement by and between The Patapsco Bank. and Michael J. Dee, Laurence S. Mitchell and Frank J. Duchacek, Jr.† (7)

10.6	Intentionally omitted

10.7	Patapsco Bancorp, Inc. 2000 Stock Option and Incentive Plan† (2)

10.8	Patapsco Bancorp, Inc. 2004 Stock Incentive Plan† (8)

10.9	2006 Severance Agreement by and between The Patapsco Bank and Michael J. Dee (9)

21	Subsidiaries of the Registrant

23	Consent of Beard Miller Company LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Section 1350 Certifications

†	Management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K for the event on March 19, 2007 filed on March 21,2007 (File No. 0-28032).
(2)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000 (File No. 0-28032).
(3)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003 (File No. 0-28032).
(4)	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A (File No. 0-28032).
(5)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1996 (File No. 0-28032).
(6)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005 (File No. 0-28032).
(7)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB/A for the year ended June 30, 2006 filed on December 6, 2006 (File No. 0-28032).
(8)	Incorporated herein by reference from the Company’s Registration Statement on Form S-8 (File No. 333-122300).
(9)	Incorporated herein by reference from the Company’s Current Report on Form 8-K for the event on March 19, 2007 filed on March 20, 2007 (File No. 0-28032).

Item 14. Principal Accountant Fees and Services

Audit and Other Fees Paid to Independent Accountant

For the years ended June 30, 2007 and 2006, the Company was billed by its independent registered public accounting firm, Beard Miller Company LLP, for fees aggregating $89,415 and $69,800, respectively. Such fees were comprised of the following:

Audit Fees. The aggregate fees billed for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB were $65,490 and $60,200 for the fiscal years ended June 30, 2007 and 2006, respectively.

Audit-Related Fees. There were $12,000 of fees billed by the Company’s independent auditors for audit-related services for the fiscal year ended June 30, 2007. No fees were billed for such services for the fiscal year ended June 30, 2006.

Tax Fees. The aggregate fees billed by the Company’s independent auditors for tax services for the fiscal years ended June 30, 2007 and 2006 were $11,925 and $9,600, respectively. For the fiscal year ended June 30, 2007 and 2006, these fees related to the preparation of federal and state income tax returns.

All Other Fees. No fees were billed by the Company’s independent auditors for services not included above for the fiscal years ended June 30, 2007 and 2006.

Pre-Approval of Services by the Independent Auditor

The Audit Committee does not have a policy for the pre-approval of nonaudit services to be provided by the Company’s independent auditor. Any such services would be considered on a case-by-case basis. All nonaudit services provided by the independent auditors in fiscal years 2007 and 2006 were pre-approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATAPSCO BANCORP, INC.
September 25, 2007
	By:	/s/ Michael J. Dee
Michael J. Dee
President, Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Dee	September 25, 2007
Michael J. Dee
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Thomas P. O’Neill	September 25, 2007
Thomas P. O’Neill
Chairman of the Board

/s/ Douglas H. Ludwig	September 25, 2007
Douglas H. Ludwig
Director and Secretary

/s/ Nicole N. Glaeser	September 25, 2007
Nicole N. Glaeser
Director

/s/ William R. Waters	September 25, 2007
William R. Waters
Director

/s/ Gary R. Bozel	September 25, 2007
Gary R. Bozel
Director

/s/ J. Thomas Hoffman	September 25, 2007
J. Thomas Hoffman
Director