Form 10QSB
period 2007-09-30
PATAPSCO BANCORP INC
filed 2007-11-13
CIK 1003961

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of November 13, 2007, the issuer had 1,855,490 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

($ in thousands except for share data)	September 30, 2007	June 30, 2007
Assets
Cash:
On hand and due from banks	$5,025	$4,308
Interest-bearing deposits in other banks	738	907
Federal funds sold	2,901	2,255

Cash & Cash equivalents	8,664	7,470
Securities, available for sale	11,897	13,147
Loans receivable, net of allowance for loan losses of $1,153 and $1,110, respectively	222,119	220,239
Investment in securities required by law, at cost	2,756	2,599
Property and equipment, net	4,390	4,474
Goodwill and core deposit intangible	3,290	3,303
Accrued interest and other assets	4,250	4,226

Total assets	$257,366	$255,458

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing deposits	$10,649	$11,753
Interest-bearing deposits	179,024	177,959

Total Deposits	189,673	189,712
Accrued expenses and other liabilities	1,898	3,030
Short-term Debt	7,700	—
Long-term Debt	34,600	38,800
Subordinated Debentures	5,000	5,000

Total liabilities	238,871	236,542
Temporary Equity - ESOP shares subject to put option	—	935

Stockholders’ equity:
Common stock $0.01 par value: authorized 4,000,000 shares: issued and outstanding 1,850,063 and 1,864,985 shares, respectively	18	18
Additional paid in capital	7,280	6,937
Obligation under Deferred Compensation	433	423
Deferred Comp contra	(78)	(78)
Retained income, substantially restricted	11,043	10,994
Accumulated other comprehensive loss, net of taxes	(201)	(313)

Total stockholders’ equity - Permanent	18,495	17,981
Total stockholders’ equity including temporary equity	18,495	18,916

Total liabilities and stockholders’ equity	$257,366	$255,458

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF INCOME

	For Three Months Ended September 30,
($ in thousands except for per share data)	2007	2006
Interest income:
Loans receivable	$4,133	$3,600
Securities, including securities required by law	181	213
Federal funds sold and other investments	26	25

Total interest income	4,340	3,838

Interest expense:
Deposits	1,576	1,140
Short-term debt	65	34
Long-term debt	515	459

Total interest expense	2,156	1,633

Net interest income	2,184	2,205
Provision for loan losses	150	40

Net interest income after provision for loan losses	2,034	2,165
Non-interest income:
Fees and service charges	182	162
Other	25	25

Total non-interest income	207	187
Non-interest expenses:
Compensation and employee benefits	1,044	1,143
Professional fees	163	59
Equipment expense	87	68
Net occupancy expense	145	136
Advertising	19	25
Data processing	74	74
Amortization of core deposit intangible	13	13
Telephone, postage & delivery	67	60
Other	187	207

Total non-interest expense	1,799	1,785

Income before provision for income taxes	442	567
Provision for income taxes	263	211

Net Income	$179	$356

Basic earnings per share	$0.09	$0.19

Diluted earnings per share	$0.09	$0.19

Cash dividends declared per common share	$0.07	$0.0625

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For Three Months Ended September 30
($ in thousands)	2007	2006
Net income	$179	$356
Other comprehensive income, net of tax:
Unrealized net holding gain securities available-for-sale net of taxes of $70, and $89, respectively	112	142

Comprehensive income	$291	$498

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended,
($ in thousands)	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net Income	$179	$356
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts, net	11	4
Amortization of deferred loan origination fees	(9)	(8)
Provision for loan losses	150	40
Depreciation	92	65
Amortization of core deposit intangible	13	13
Increase in cash surrender value of life insurance	(18)	(16)
Increase in accrued interest and other assets	(60)	(172)
Non-cash compensation under stock-based benefit plan	20	16
Increase in accrued expenses and other liabilities	67	123

Net cash provided by operations	445	421

Cash flows from investing activities:
Proceeds from maturity of investments and principal payments on mortgage-backed securities	1,426	347
Purchase of securities available for sale	—	(2)
Loan principal disbursements, net of repayments	(1,828)	(11,784)
Purchase of consumer loans	(202)	(540)
Purchase of investments required by law	(157)	(123)
Purchase of premises and equipment	(8)	(530)

Net cash used by investing activities	(769)	(12,632)

Cash flows from financing activities:
Net (decrease) increase in deposits	(34)	6,998
Net increase in short-term borrowings	7,700	—
Proceeds from long-term borrowings	13,500	5,000
Payment on long-term borrowings	(17,700)	(2,250)
Decrease in advance payments by borrowers	(1,198)	(1,136)
Cash received from exercise of stock options	40	46
Repurchase of common shares due to ESOP put options exercised	(659)	—
Dividends paid	(131)	(115)

Net cash provided by financing activities	1,518	8,543

Net increase (decrease) in cash and cash equivalents	1,194	(3,668)
Cash and cash equivalents at beginning of period	7,470	8,188

Cash and cash equivalents at end of period	$8,664	$4,520

Interest paid on deposits and borrowed funds	$1,993	$1,637
Income taxes paid	100	70

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

Note 3: Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30 2007 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-KSB for the year ended June 30, 2007.

Note 4: Cash and Cash Equivalents

Cash and cash equivalents include short-term investments, with an original maturity of 90 days or less, which consist of federal funds sold and interest bearing deposits in other financial institutions.

Note 5: Regulatory Capital Requirements

At September 30, 2007, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at September 30, 2007.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$20,428	10.25%	$15,948	8.00%	$19,935	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$19,275	9.67%	$7,974	4.00%	$11,961	6.00%
Tier 1 Capital (to Average Assets)	$19,275	7.68%	$10,038	4.00%	$12,548	5.00%

The following table summarizes the Bank’s regulatory capital position at June 30, 2007

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$20,091	10.26%	$15,665	8.00%	$19,582	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$18,981	9.69%	$7,833	4.00%	$11,749	6.00%
Tier 1 Capital (to Average Assets)	$18,981	7.57%	$10,030	4.00%	$12,537	5.00%

Note 6: Earnings Per Share

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended September 30,
(in thousands except for share data)	2007	2007
Net Income	$179	$356
Basic EPS shares	1,905	1,875
Basic EPS	$0.09	$0.19
Dilutive shares	26	48
Diluted EPS shares	1,931	1,923
Diluted EPS	$0.09	$0.19

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

Note 8: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1,691,000 of standby letters of credit as of September 30, 2007 and $1,749,000 outstanding as of June 30, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2007 and June 30, 2007 for guarantees under standby letters of credit issued is not material.

Note 9: Share-Based Compensation

A summary of share option activity for the three month period ended September 30, 2007 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000s)
Outstanding at June 30, 2007	47,872	$6.02	3.92	$801
Granted	—	—	—
Exercised	15,220	5.46	—
Forfeited or expired	—	—	—

Balance at September 30, 2007	32,652	$6.29	3.90	$474

A summary of the activity in the Company’s non-vested shares as of September 30, 2007 is presented below:

	Common Shares	Weighted Average Grant-Date Fair Value
Non-Vested as of June 30, 2007	14,453	$13.71
Awards Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2007	14,453	$13.71

As of September 30, 2007 there was $131,000 of total unrecognized compensation costs related to non-vested share-based compensation. The cost is expected to be recognized over a weighted average period of 30 months. At grant date, vesting of the shares was “cliff” vesting at the end of either a two or three year period. Compensation expense totaling $18,000 and $0 has been recognized in the three month periods ended September 30, 2007 and September 30, 2006 as a result of these awards.

Note 10: Announced Transaction

As announced on March 19, 2007, Patapsco Bancorp, Inc. executed a definitive merger agreement with Bradford Bancorp, Inc whereby the Company will be merged with and into Bradford Bancorp. The transaction is expected to be completed late in the fourth calendar quarter of 2007 or early in the first quarter of 2008 and is subject to the approval of the members of Bradford Bank MHC, the shareholders of Patapsco Bancorp and regulatory authorities.

In connection with the merger, Bradford Bank’s current mutual holding company, Bradford Bank MHC, which owns 100% of Bradford Bancorp’s outstanding shares, will undergo a full mutual-to-stock conversion and stock offering. Under the terms of the transaction, shareholders of Patapsco Bancorp will be entitled to receive either $23.00 in cash or 2.3 shares of Bradford Bancorp common stock (assuming a $10.00 per share initial public offering price) in exchange for each share of Patapsco Bancorp common stock. Based upon the $23.00 per share price, the consideration is approximately 278% of tangible book value, 229% of book value and 30 times trailing twelve months earnings at the date of announcement.

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

Forward-Looking Statements

When used in this Form 10-QSB, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and the ability of the Company and Bradford Bancorp to satisfy all conditions necessary to consummate their proposed merger that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Comparison of Financial Condition at September 30, 2007 and June 30, 2007

Patapsco Bancorp’s assets increased by $1.9 million, or 0.75% to $257.4 million at September 30, 2007 from $255.5 million at June 30, 2007.

Total loans grew by $1.9 million or 0.85% to $222.1 million at September 30, 2007 from $220.2 million at June 30, 2007. Growth in commercial business loans of $1.9 million, residential mortgage loans of $1.2 million, and commercial real estate loans of $0.3 million offset decreases in construction loans of $0.8 million and commercial leases of $0.7 million. Securities available for sale decreased by $1.2 million to $11.9 million at September 30, 2007 from $13.1 million at June 30, 2007 as maturities and amortization of the mortgage-backed securities portfolio was not replaced by new purchases of investment securities.

Interest-bearing deposits increased $1.1 million, or 0.6%, to $179.0 million at September 30, 2007 from $177.9 million at June 30, 2007. Noninterest-bearing deposits decreased $1.1 million, or 9.4%, to $10.6 million at September 30, 2007 from $11.7 million at June 30, 2007. Borrowings from the Federal Home Loan Bank of Atlanta increased by $3.5 million as the increase in short-term borrowings of $7.7 million offset a $4.2 million decrease in long-term borrowings. The increase in borrowings was used to replace $3.3 million in higher priced brokered deposits that matured in the period. During the quarter, accrued expenses and other liabilities decreased by $1.1 million, or 37.4%, due primarily to escrow disbursements for property taxes of residential mortgage borrowers. The decrease in stockholders’ equity resulted primarily from holders of shares in the now terminated employee stock ownership plan exercising their options to sell the shares back to Patapsco Bancorp.

Comparison of Operating Results for the Quarter Ended September 30, 2007 and September 30, 2006

Net Income. Patapsco Bancorp’s net income decreased by $177,000, or 49.7%, to $179,000 for the quarter ended

September 30, 2007 from $356,000 for the quarter ended September 30, 2006. The decrease in Patapsco Bancorp’s net income during the three-month period was due to a higher provision for loan losses, higher merger-related professional fees, a higher effective tax rate resulting from the merger -related expenses being non-tax deductible and a slight decrease in net interest income partially offset by slightly higher noninterest income.

Interest Income. Total interest income increased by $502,000, or 13.1%, to $4.3 million for the quarter ended September 30, 2007 from $3.8 million for the quarter ended September 30, 2006. Higher average balances and rates earned on the loan portfolio offset lower volumes in other interest-earning assets. The yield on earning assets increased by 15 basis points to 7.23% in the quarter ended September 30, 2007 compared to 7.08% in the quarter ended September 30, 2006 due to assets re-pricing at higher current market rates.

Interest income on loans receivable increased by $533,000, or 14.8%, to $4.1 million for the quarter ended September 30, 2007 from $3.6 million for the quarter ended September 30, 2006. The increase in interest income on loans receivable during the three-month period was due primarily to the increase in the average balance of loans receivable and to a lesser extent, an increase in the average yield earned on the loan portfolio. During the three months ended September 30, 2007 as compared to the same period in 2006, the average loans receivable balance increased by $26.1 million to $221.6 million from $195.5 million and the average yield increased by 9 basis points to 7.46% from 7.37%. Average loan balances increased due to originations more than offsetting pay-offs and amortizations. Loan yields increased due to loans funding and re-pricing at higher current interest rates.

Interest income on investment securities, including investments required by law, decreased by $32,000 or 15.0% as the $3.9 million decrease in the average balance was only partially offset by higher rates earned on these investments.

Interest income on federal funds sold and other investments increased $1,000 or 4.0% to $26,000 as higher average balances outstanding offset lower rates earned.

Interest Expense. Total interest expense increased by $523,000, or 32.0%, to $2.1 million for the quarter ended September 30, 2007 from $1.6 million for the quarter ended September 30, 2006 due to both higher rates paid and higher average balances of interest-bearing liabilities. Interest expense on deposits increased by $436,000 or 38.2% to $1.6 million from $1.1 million due to both higher rates paid on deposits and higher average balances outstanding. Interest expense on short-term borrowings increased $31,000, or 91.1%, due to higher average balances outstanding offsetting lower rates paid on such liabilities. Interest expense on long-term borrowings increased $56,000, or 12.2%, due to higher rates paid combined with higher average balances outstanding.

Net Interest Income. Patapsco Bancorp’s net interest income decreased by $21,000, or 0.95%, to $2.2 million for the quarter ended September 30, 2007 compared to the same quarter in 2006. The decrease in net interest income during the comparable three-month period was primarily due to higher volumes of and higher rates paid on interest-bearing liabilities offsetting higher volumes of interest-earning assets and slightly higher rates earned on these assets. The net interest margin decreased to 3.64% in the quarter ended September 30, 2007 from 4.07% in the quarter ended September 30, 2006.

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

The table also presents information for the periods indicated with respect to the Company’s net interest margin, which is net interest income divided by the average balance of interest earning assets. This in an important indicator of commercial bank profitability. The net interest margin is affected by yields on interest-earning assets, the costs of interest-bearing liabilities and the relative amounts of interest earning assets and interest bearing liabilities. Another indicator of The Company’s net interest income is the interest rate spread, or the difference between the average yield on interest earning assets and the average rate paid on interest-bearing liabilities.

	Three months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$221,625	$4,133	7.46%	$195,468	$3,600	7.37%
Investment and mortgage-backed securities (2)	15,179	181	4.77	19,051	213	4.48
Short-term investments and other interest-earning assets	3,314	26	3.14	2,264	25	4.43

Total interest-earning assets	240,118	4,340	7.23	216,783	3,838	7.08
Non-interest-earning assets	14,339			13,914

Total assets	$254,457			$230,697

Interest-bearing liabilities:
Deposits (3)	$177,734	$1,576	3.55%	$156,779	$1,140	2.91%
Short-term borrowings	4,750	65	5.45	2,424	34	5.59
Long-term borrowings	39,712	515	5.18	38,167	459	4.81

Total interest-bearing liabilities	222,196	2,156	3.88	197,370	1,633	3.31

Non-interest-bearing liabilities	13,499			14,785

Total liabilities	235,795			212,155
Total Equity	18,762			18,542

Total liabilities and equity	$254,457			$230,697

Net interest income		$2,184			$2,205

Net interest margin			3.64%			4.07%

Interest rate spread			3.35%			3.77%

Ratio of average interest-earning assets to average interest-bearing liabilities			108.07%			109.84%

(1)	Includes nonaccrual loans.
(2)	Includes investments required by law
(3)	Includes interest bearing escrow accounts

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for loan losses. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance for loan losses is determined through a continuous review of the loan and lease portfolio and considers factors such as prior loss experience, type of collateral, industry standards, amount and type of past due loans in Patapsco Bancorp’s loan portfolio, current economic conditions, both national and local, and other factors unique to particular loans and leases in the portfolio. Patapsco Bancorp’s management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio.

The provision for loan losses was $150,000 in the quarter ended September 30, 2007, compared to $40,000 for the quarter ended September 30, 2006. The increase in the provision is primarily due to higher net charge-offs and weakness in the commercial lease portfolio. Patapsco Bancorp’s allowance for loan losses as a percentage of total loans outstanding increased to 0.52% of total loans at September 30, 2007 from 0.50% at June 30, 2007. Patapsco Bancorp’s allowance for loan losses as a percentage of nonperforming loans was 195.7% at September 30, 2007 as compared to 230.3% at June 30, 2007. Patapsco Bancorp has concluded, after analyzing the nonperforming loan portfolio and the factors mentioned above, that the allowance is adequate.

The following table shows the activity in the allowance for loan losses.

	Three Months Ended September 30
	2007	2006
Allowance for loan losses, beginning of period	$1,110	$1,000
Provision for loan losses	150	40
Loans Charged Off:
Consumer	49	29
Real Estate	—	—
Commercial Loan	—	—
Commercial Lease	78	77

Total Charge-Offs	127	106

Recoveries:
Consumer	12	18
Real Estate	—	—
Commercial Loan	2	22
Commercial Lease	6	33

Total Recoveries	20	73

Allowance for loan losses, end of period	$1,153	$1,007

Ratio of net charge-offs (annualized) to average loans outstanding during the period	0.19%	0.07%

Ratio of allowance to nonperforming loans	195.70%	367.6%

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated.

	At Sept., 30, 2007	At June, 30, 2007
Loans accounted for on a non-accrual basis(1)
Real Estate:
Residential	$168	$168
Commercial	—	—
Construction	—	—
Consumer	24	14
Commercial Loan	358	247
Commercial Lease	39	53

Total	$589	$482

Accruing loans that are contractually past due 90 days or more	—	—

Total	$589	$482

Percentage of total loans	0.27%	0.22%

Other non-performing assets(2)	$5	$5

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other nonperforming assets represent property acquired by Patapsco Bancorp through foreclosure or repossession.

At September 30, 2007, nonaccrual loans included one residential mortgage loan with a balance of $168,000. The property securing this loan was sold at foreclosure auction in October 2007 at a price that will result in a full recovery of principal, interest and expenses. Additionally, there were three commercial loans with a balance of $358,000 with 85% SBA guarantees, three commercial equipment leases totaling $39,000 and three consumer loans with a balance of $24,000. Other repossessed assets represents the estimated fair value, less selling costs, of a truck that was repossessed in connection with a nonperforming equipment lease.

Noninterest Income. Patapsco Bancorp’s noninterest income consists of deposit fees, service charges, income from bank owned life insurance (‘BOLI”) and gains. Total noninterest income increased by $20,000, or 10.7%, to $207,000 for the quarter ended September 30, 2007 from $187,000 for the quarter ended September 30, 2006. The increase was primarily a result of higher service charges on deposits.

Noninterest Expenses. Total noninterest expenses increased by $14,000, or 0.78%, to $1.79 million for the quarter ended September 30, 2007 from $1.78 million for the quarter ended September 30, 2006. Increased professional fees, equipment expenses, occupancy costs and telephone, postage and delivery expenses were partially offset by decreases in compensation costs, other expenses and advertising. Professional fees expense includes $109,000 of merger -related legal and accounting expenses.

Income Taxes. Income tax expense was $263,000 (or 59.5% of income before the provision for income taxes) and $211,000 (or 37.2% of income before the provision for income taxes) for the periods ended September 30, 2007 and 2006, respectively. The large increase in the effective tax rate is a result of the non-deductibility of the above -mentioned merger -related professional fees.

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

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At September 30, 2007, the Company’s cash on hand, interest-bearing deposits and Federal funds sold totaled $8.7 million. In addition, the Company has approximately $11.9 million of investment securities classified as available-for-sale, none of which are pledged.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $19.8 million and unused lines of credit of $8.8 million. Certificates of deposit that are scheduled to mature in less than one year at September 30, 2007 totaled $76.9 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	September 30, 2007	June 30, 2007
	(dollars in thousands)
Commitments to originate new loans	$19,834	$19,452
Undisbursed lines of credit	8,838	14,909
Financial standby letters of credit	1,691	1,749

As discussed in Note 5 - Regulatory Capital Requirements, the Bank exceeded all regulatory minimum capital requirements.

Contractual Obligations

The following table sets forth the Company’s contractual obligations as of September 30, 2007:

	< 1 year	1 to 3 Years	4 –5 Years	Over 5 Years	Total
	(dollars in thousands)
Time Deposits	$76,905	$26,075	$10,999	$50	$114,029
Long-term borrowings, including subordinated debentures	17,500	3,000	5,100	14,000	39,600
Lease obligations	183	351	318	2,449	3,301

Total Contractual Obligations	$97,588	$29,426	$16,417	$16,499	$156,930

Item 3:	Controls and Procedures

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

PATAPSCO BANCORP, INC.

Date: November 13, 2007	/s/ Michael J. Dee
Michael J. Dee
President, Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)