Form 10QSB
period 2007-12-31
PATAPSCO BANCORP INC
filed 2008-02-13
CIK 1003961

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10 - QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of February 4, 2008, the issuer had 1,861,883 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No   ☒

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

($ in thousands except for share data)	December 31, 2007	June 30, 2007
Assets
Cash:
On hand and due from banks	$5,054	$4,308
Interest bearing deposits in other banks	1,165	907
Federal funds sold	3,023	2,255

Cash & Cash equivalents	9,242	7,470
Securities, available for sale	11,694	13,147
Loans receivable, net of allowance for loan losses of $1,478 and $1,110, respectively	225,869	220,239
Investment in securities required by law, at cost	2,756	2,599
Property and equipment, net	4,318	4,474
Goodwill and core deposit intangible	3,277	3,303
Accrued interest and other assets	4,558	4,226

Total assets	$261,714	$255,458

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Non interest bearing deposits	$11,565	$11,753
Interest bearing deposits	182,387	177,959

Total Deposits	193,952	189,712
Accrued expenses and other liabilities	1,778	3,030
Short-term debt	7,700	—
Long term debt	34,600	38,800
Subordinated debentures	5,000	5,000

Total liabilities	243,030	236,542

Temporary Equity - ESOP shares subject to put option	—	935

Stockholders’ equity:
Common stock $0.01 par value: authorized 4,000,000 shares: issued and outstanding 1,855,490 and 1,864,985 shares, respectively	18	18
Additional paid in capital	7,331	6,937
Obligation under Deferred Compensation	438	423
Deferred Comp contra	(78)	(78)
Retained income, substantially restricted	11,107	10,994
Accumulated other comprehensive loss, net of taxes	(132)	(313)

Total stockholders’ equity - Permanent	18,684	17,981
Total stockholders’ equity including temporary equity	18,684	18,916

Total liabilities and stockholders’ equity	$261,714	$255,458

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands except for per share data)	For Six Months Ended December 31,		For Three Months Ended December 31,
	2007	2006	2007	2006
Interest income:
Loans receivable	$8,337	$7,441	$4,204	$3,841
Securities, including securities required by law	355	415	174	203
Federal funds sold and other investments	73	68	47	42

Total interest income	8,765	7,924	4,425	4,086
Interest expense:
Deposits	3,203	2,486	1,627	1,345
Short-term debt	166	36	101	2
Long-term debt	1,025	980	511	521

Total interest expense	4,394	3,502	2,239	1,868

Net interest income	4,371	4,422	2,186	2,218
Provision for loan losses	600	110	450	70

Net interest income after provision for loan losses	3,771	4,312	1,736	2,148
Non-interest income:
Fees and service charges	369	351	186	189
Other	46	54	22	29

Total non-interest income	415	405	208	218
Non-interest expenses:
Compensation and employee benefits	2,062	2,239	1,018	1,096
Professional fees	330	130	167	72
Equipment expense	165	150	78	82
Net Occupancy expense	278	277	134	141
Advertising	26	46	6	21
Data processing	144	153	70	80
Amortization of core deposit intangible	26	26	13	13
Telephone, postage & delivery	123	126	56	65
Other	390	428	202	221

Total non-interest expense	3,544	3,575	1,744	1,791

Income before provision for income taxes	642	1,142	200	575
Provision for income taxes	399	427	136	216

Net Income	$243	$715	$64	$359

Basic earnings per share	$0.13	$0.38	$0.03	$0.19

Diluted earnings per share	$0.13	$0.37	$0.03	$0.19

Cash dividends declared per common share	$0.07	$0.133	$0.07	$0.07

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)	For Six Months Ended December 31,		For Three Months Ended December 31,
	2007	2006	2007	2006
Net income	$243	$715	$64	$359
Other comprehensive income, net of tax:
Unrealized net holding losses on securities available-for-sale net of taxes of $114, $120, $43, and $31, respectively	181	191	69	49

Comprehensive income	$424	$906	$133	$408

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended,
($ in thousands)	December 31, 2007	December 31, 2006
Cash flows from operating activities:
Net Income	$243	$715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts, net	21	14
Amortization of deferred loan origination fees	(19)	(14)
Provision for loan losses	600	110
Depreciation	181	128
Amortization of core deposit intangible	26	26
Increase in cash surrender value of life insurance	(37)	(33)
Increase in accrued interest and other assets	(393)	(266)
Non-cash compensation under stock-based benefit plan	42	65
(Decrease) increase in accrued expenses and other liabilities	(161)	354

Net cash provided by operations	503	1,099

Cash flows from investing activities:
Loan principal disbursements, net of repayments	(5,766)	(21,218)
Proceeds from maturing time deposit investments	—	600
Proceeds from maturity of investments and principal payments on mortgage backed securities	1,734	1,757
Purchase of securities available for sale	—	(2)
Purchase of consumer loans	(461)	(1,333)
Purchase of investments required by law	(157)	(123)
Purchase of premises and equipment	(25)	(1,631)

Net cash used by investing activities	(4,675)	(21,950)

Cash flows from financing activities:
Net increase in deposits	4,249	15,781
Net increase in short-term borrowings	7,700	112
Proceeds from long-term borrowings	13,500	5,000
Payment on long-term borrowings	(17,700)	(2,250)
Decrease in advance payments by borrowers	(1,090)	(1,071)
Cash received from exercise of stock options	75	67
Repurchase of common shares due to ESOP put options exercised	(659)	—
Dividends paid	(131)	(230)

Net cash provided by financing activities	5,944	17,409

Net increase (decrease) in cash and cash equivalents	1,772	(3,442)
Cash and cash equivalents at beginning of period	7,470	8,188

Cash and cash equivalents at end of period	$9,242	$4,746

Interest paid on deposits and borrowed funds	$4,149	$3,487
Income taxes paid	555	536

See accompanying notes to consolidated financial statements.

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

Note 3: Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended December 31 2007 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-KSB for the year ended June 30, 2007.

Note 4: Cash and Cash Equivalents

Cash and cash equivalents include short-term investments, with an original maturity of 90 days or less, which consist of federal funds sold and interest bearing deposits in other financial institutions.

Note 5: Regulatory Capital Requirements

At December 31, 2007, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at December 31, 2007.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$20,827	10.21%	$16,318	8.00%	$20,398	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$19,348	9.49%	$8,159	4.00%	$12,239	6.00%
Tier 1 Capital (to Average Assets)	$19,348	7.57%	$10,228	4.00%	$12,785	5.00%

The following table summarizes the Bank’s regulatory capital position at June 30, 2007

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$20,091	10.26%	$15,665	8.00%	$19,582	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$18,981	9.69%	$7,833	4.00%	$11,749	6.00%
Tier 1 Capital (to Average Assets)	$18,981	7.57%	$10,030	4.00%	$12,537	5.00%

Note 6: Earnings Per Share

The following table presents a summary of per share data and amounts for the periods indicated.

	Six Months Ended December 31,		Three Months Ended December 31,
(in thousands except for share data)	2007	2006	2007	2006
Net Income as Reported	$243	$715	$64	$359
Basic EPS shares	1,913	1,895	1,896	1,886
Basic EPS	$0.13	$0.38	$0.03	$0.19
Dilutive shares	23	46	19	48
Diluted EPS shares	1,936	1,941	1,915	1,934
Diluted EPS	$0.13	$0.37	$0.03	$0.19

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

Note 8: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1,739,000 of standby letters of credit as of December 31, 2007 and $1,749,000 outstanding as of June 30, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of December 31, 2007 and June 30, 2007 for guarantees under standby letters of credit issued is not material.

Note 9: Share-Based Compensation

A summary of share option activity for the six month period ended December 31, 2007 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000s)
Outstanding at June 30, 2007	47,872	$6.02	3.92	$801
Granted	—	—	—
Exercised	20,647	5.68	—
Forfeited or expired	—	—	—

Balance at December 31, 2007	27,225	$6.29	3.60	$203

A summary of the activity in the Company’s non-vested shares as of December 31, 2007 is presented below:

	Common Shares	Weighted Average Grant-Date Fair Value
Non-Vested as of June 30, 2007	14,453	$13.71
Awards Granted	—	—
Vested	—	—
Forfeited	600	—

Non-vested at December 31, 2007	13,853	$13.71

As of December 31, 2007 there was $116,000 of total unrecognized compensation costs related to non-vested share-based compensation. The cost is expected to be recognized over a weighted average period of 20 months. At grant date, vesting of the shares was “cliff” vesting at the end of either a two or three year period. Compensation expense totaling $35,000, $18,000, $13,000 and $13,000 in the six and three month periods ending December 31, 2007 and 2006, respectively, has been recognized as a result of these awards.

Note 10: Termination of Merger Agreement

On January 3, 2008, Patapsco Bancorp, Inc. and Bradford Bancorp, Inc. announced that they have mutually terminated the Agreement and Plan of Merger that the parties previously executed on March 19, 2007. Pursuant to the termination agreement, Bradford Mid-Tier Company has agreed to pay Patapsco Bancorp a termination fee of $2.0 million payable in the form of a promissory note. This $2.0 million will be recognized as income in the quarter ended March 31, 2008. The promissory note matures on December 31, 2008 and provides for interest equal to the prime rate plus one percent. On August 1, 2008, this rate will increase to the prime rate plus three percent. The termination agreement also provides for a mutual release of claims in connection with the merger.

Note 11: Recent Accounting Pronouncements:

FASB Statement No. 141(R)

FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

FASB Statement No. 160

FASB statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

SAB 110

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008.

SAB 109

Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

FSP 157-b

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

EITF 06-11

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

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

The Company’s assessment of potential impairment associated with goodwill and other intangible assets as well as other than temporary impairment of investment securities are also critical accounting policies.

Comparison of Financial Condition at December 31, 2007 and June 30, 2007

The Company’s assets increased by $6.3 million or 2.5% to $261.7 million at December 31, 2007 compared to $255.4 million at June 30, 2007.

Total loans grew by $5.6 million or 2.6% to $225.8 million at December 31, 2007 from $220.2 million at June 30, 2007. The growth in loans includes $461,000 in purchases of consumer loans.

Interest-bearing deposits increased $4.4 million or 2.5% to $182.4 million at December 31, 2007 from $178.0 million at June 30, 2007. Non-interest bearing deposits decreased $0.2 million or 1.60% to $11.6 million at December 31 2007 from $11.8 million at June 30, 2007. During the six-month period ended December 31, 2007, the Company paid down $3.5 million in brokered deposits and replaced them with short-term borrowings from the Federal Home Loan Bank of Atlanta and retail interest-bearing deposits. The decrease in stockholders’ equity resulted primarily from holders of shares in the now terminated employee stock ownership plan exercising their options to sell the shares back to Patapsco Bancorp

Comparison of Operating Results for the Quarter and Six Months Ended December 31, 2007 and December 31, 2006

Net Income

The Company’s net income decreased by $295,000 or 82.2% to $64,000 for the quarter ended December 31, 2007 from $359,000 for the quarter ended December 31, 2006. The Company’s net income decreased by $472,000 or 66.0% to $243,000 for the six months ended December 31, 2007 from $715,000 for the six months ended December 31, 2006. The decrease in the Company’s net income during the comparable quarter is due the higher provision for loan losses, non-tax deductable merger expenses of $119,000 and slightly lower net interest income. The decrease in the Company’s net income in the comparable six month periods results from the higher provision for loan losses, non-tax deductable merger expenses of $228,000 and slightly lower net interest income.

Interest Income

Total interest income increased by $339,000 or 8.3% to $4.4 million for the quarter ended December 31, 2007 when compared to $4.1 million in the quarter ended December 31, 2006 due to both higher loan average balances and rates offsetting lower interest income from the security portfolio.

Total interest income increased by $0.8 million or 10.6% to $8.7 million for the six months ended December 31, 2007 when compared to $7.9 million in the six months ended December 31, 2006 due primarily to higher average loan balances and rates offsetting lower interest income from the security portfolio.

Interest income on loans receivable increased by $363,000 or 9.5% to $4.2 million for the quarter ended December 31, 2007 from $3.8 million for the quarter ended December 31, 2006. Interest income on loans receivable increased by $0.9 million or 12.0% to $8.3 million for the six months ended December 31, 2007 from $7.4 million for the six months ended December 31, 2006. The increase in interest income on loans receivable during both the three and six-month periods is due to both higher average balances on loans receivable and higher yields earned on loans receivable, with the majority of the increases attributable to higher average balances outstanding.

Interest income on investment and mortgage-backed securities decreased by $29,000 to $174,000 and by $60,000 to $355,000 in the three and six month periods ended December 31, 2007, respectively due to lower average balances outstanding and lower yields. The Company has redirected pay-downs in the mortgage-backed securities portfolio and maturities in the investment portfolio into the loan portfolio.

Interest income on federal funds sold and other investments increased by $5,000 or 11.9% to $47,000 for the quarter ended December 31, 2007 from $42,000 for the quarter ended December 31, 2006. Interest income on federal funds sold and other investments increased by $5,000 or 7.5% to $73,000 for the six months ended December 31, 2007 from $68,000 for the six months ended December 31, 2006. The increase in the three month and six month periods is due to higher average balances offsetting lower rates earned on short-term investments .

Interest Expense

Total interest expense increased by $371,000 or 19.9% to $2.2 million for the quarter ended December 31, 2007 from $1.9 million for the quarter ended December 31, 2006. Total interest expense increased $0.9 million or 25.4% to $4.4 million for the six-month period ended December 31, 2007 from $3.5 million for the six-month period ended December 31, 2006. The increase in interest expense during the comparable three and six-month periods is due to both higher rates paid on interest bearing liabilities and higher average balances outstanding.

Interest expense on deposits increased by $282,000 or 21.0% to $1.6 million for the quarter ended December 31, 2007 from $1.3 million for the quarter ended December 31, 2006. Interest expense on deposits increased by $717,000 or 28.8% to $3.2 million from $2.5 million for the six months ended December 31, 2006. The increase in interest expense on deposits in both the quarterly and year to date periods is due primarily to higher rates paid on deposit accounts although the higher average balance of interest-bearing deposits outstanding also contributed to the increase.

Interest expense on short-term borrowings increased to $101,000 in the quarter ended December 31, 2007 from $2,000 in the quarter ended December 31, 2006 due to higher average balances outstanding. Interest expense on short-term borrowings increased to $166,000 in the six-months ended December 31, 2007 from $36,000 in the six-months ended December 31, 2006 due to higher average balances outstanding.

Interest expense on long-term borrowings decreased by $10,000 or 1.9% to $511,000 for the quarter ended December 31, 2007 from $521,000 for the quarter ended December 31, 2006. Interest expense on long-term borrowings increased by $45,000 or 4.6% to $1.0 million from $980,000 for the six months ended December 31, 2006. The decrease in interest expense in the quarterly period is a result of lower average balances offsetting higher rates paid. The increase in the year-to-date period is a result of higher rates paid offsetting lower average balances.

Net Interest Income

The Company’s net interest income before the provision for loan losses decreased by $32,000 or 1.4% to $2.2 million for the quarter ended December 31, 2007 from $2.2 million for the quarter ended December 31, 2006. Net interest income before the provision for loan losses decreased by $51,000 or 1.2% to $4.4 million for the six months ended December 31, 2007 from $4.4 million during the six months ended December 31, 2006. The decreases in net interest income before the provision for loan losses during the comparable three and six-month periods were primarily due to the higher cost of interest bearing liabilities. As shown in the tables below, the Company’s net interest margin has shrunk considerably in both the six and three month periods as the cost of funding has increased substantially more than the yield earned on interest bearing assets.

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

	Six Months Ended December 31,
	2007			2006
	Average Balance	Interest	Average Rate(1)	Average Balance	Interest	Average Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (2)	$223,572	$8,337	7.46%	$201,867	$7,441	7.37%
Investment & Mortgage-backed securities	14,937	355	4.75%	18,610	415	4.46%
Federal funds sold and other interest-earning assets	3,142	73	4.71%	2,829	68	4.82%

Total interest earning assets	241,651	8,765	7.25%	223,306	7,924	7.10%
Non-interest-earning assets	15,494			13,883

Total assets	$257,145			$237,189

Interest-bearing liabilities:
Interest bearing deposits	$179,344	$3,203	3.57%	$162,036	$2,486	3.07%
Short-term borrowings	6,225	166	5.33%	1,279	36	5.56%
Long-term borrowings	39,656	1,025	5.17%	40,482	980	4.84%

Total interest-bearing liabilities	225,225	4,394	3.90%	203,797	3,502	3.44%

Non-interest-bearing liabilities	13,193			14,630

Total liabilities	238,418			218,427
Stockholders' equity	18,727			18,762

Total liabilities and stockholders’ equity	$257,145			$237,189

Net interest income		$4,371			$4,422

Interest rate spread			3.35%			3.66%

Net Interest margin			3.62%			3.96%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.29%			109.57%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

	Three Months Ended December 31,
	2007			2006
	Average Balance	Interest	Average Rate(1)	Average Balance	Interest	Average Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (2)	$226,087	$4,204	7.44%	$208,228	$3,841	7.38%
Investment and mortgage-backed securities	14,695	174	4.73%	18,161	203	4.45%
Federal funds sold and other interest-earning assets	4,094	47	4.64%	3,381	42	5.11%

Total interest earning assets	244,876	4,425	7.23%	229,770	4,086	7.11%
Non-interest-earning assets	14,957			14,092

Total assets	$259,833			$243,862

Interest-bearing liabilities:
Interest bearing deposits	$180,953	$1,627	3.60%	$167,335	$1,345	3.21%
Short-term borrowings	7,700	101	5.26%	137	2	4.96%
Long-term borrowings	39,600	511	5.17%	42,800	521	4.88%

Total interest-bearing liabilities	228,253	2,239	3.92%	210,272	1,868	3.55%

Non-interest-bearing liabilities	12,887			14,607

Total liabilities	241,140			224,879
Stockholders' equity	18,693			18,983

Total liabilities and stockholders’ equity	$259,833			$243,862

Net Interest Income		$2,186			$2,218

Interest rate spread			3.30%			3.56%

Net interest margin			3.57%			3.86%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.28%			109.27%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

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

The Company’s provision for loan losses in the quarter ended December 31, 2007 increased $380,000 or 542.9% to $450,000 from $70,000 in the quarter ended December 31, 2006. The provision for loan losses increased by $490,000 or 445.5% to $600,000 in the six-months ended December 31, 2007 from $110,000 in the six-months ended December 31, 2006. The Company’s allowance for loan losses has increased as a percentage of total loans outstanding to 0.65% at December 31, 2007 from 0.502% at June 30, 2007. The increase in the allowance for loan losses is primarily due to the increase in non-accrual loans and the deterioration of the national and local economies. The Company’s allowance for loan losses as a percentage of non-performing loans was 62.91% at December 31, 2007 as compared to 230.43% at June 30, 2007.

Activity in the allowance for loan losses is as follows (dollars in thousands):

	Six Months Ended December 31,		Three Months Ended December 31,
	2007	2006	2007	2006
Allowance for loan losses, Beginning of period	$1,110	$1,000	$1,153	$1,007

Provision for loan losses	600	110	450	70

Loans charged-off:
Consumer	125	106	76	77
Real Estate	—	—	—	—
Commercial loan	16	—	16	—
Commercial lease	121	115	43	38

Total charge-offs	262	221	135	115

Recoveries:
Consumer	20	50	8	33
Real Estate	—	—	—	—
Commercial loan	3	24	1	2
Commercial lease	7	38	1	4

Total recoveries	30	112	10	39

Allowance for loan losses End of period	$1,478	$1,001	$1,478	$1,001

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated (dollars in thousands):

	At December 31, 2007	At June 30, 2007
Loans accounted for on a non-accrual basis: (1)
Real estate:
Residential	$168	$168
Commercial	—	—
Construction	1,827	—
Consumer	98	14
Commercial Loan/Lease	242	300

Total	$2,335	$482

Accruing loans which are contractually past due 90 days or more	$—	$—

Total non-performing loans	$2,335	$482

Percentage of total loans	1.03%	0.22%

Other non-performing assets (2)	$—	$—

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other non-performing assets represent property acquired by the Company through foreclosure or repossession.

At December 31, 2007, non-accrual loans consist of one land acquisition and development loan with a balance of $1.8 million, one residential mortgage with a balance of $168,000, two commercial loans totaling $230,000, one commercial lease with a balance of $11,500, one home equity loan with a balance of $83,000 and three consumer loans with balances of $15,000. A new appraisal has been ordered on the acquisition and development loan. The property securing the residential mortgage has been sold at foreclosure auction at a price sufficient for a full recovery and the funds are in the hands of the bankruptcy trustee. One of the commercial loans has been written down to the SBA guaranteed balance of $91,000. The other commercial loan with a balance of $139,000 has an 85% SBA guarantee. The Bank is in negotiations with the borrower over a potential restructure. The home equity loan has a balance of $83,000. The property securing this loan was recently appraised and as of the date of the appraisal, there is sufficient value for the Bank to recover the balance due.

Non-interest Income

The Company’s non-interest income consists of deposit fees, service charges, late fees and gains and losses on sales of securities, loans and repossessed real estate. Total non-interest income decreased by $10,000 or 4.6% to $208,000 for the quarter ended December 31, 2007 from $218,000 for the quarter ended December 31, 2006. Total non-interest income increased by $10,000 or 2.5% to $415,000 during the six months ended December 31, 2007 from $405,000 during the six months ended December 31, 2006.

Non-interest Expenses

Total non-interest expenses decreased by $47,000 or 2.6% to $1.7 million for the quarter ended December 31, 2007 from $1.8 million for the quarter ended December 31, 2006. Total non-interest expense decreased by $31,000 or 0.9% to $3.5 million during the six months ended December 31, 2007 from $3.5 million during the six months ended December 31, 2006. The primary reasons for the decrease in the three month period is lower compensation and benefit costs due to open positions, lower other expenses and advertising costs offsetting higher professional fees. In the quarter, merger-related professional fees totaled $119,000. The decrease in non-interest expense in the comparable six-month period is due to lower compensation and benefits expenses due to open positions and reduced incentive compensation accruals as well as lower other and advertising expenses offsetting higher professional fees. Merger-related professional fees in the six-months ended December 31, 2007 totaled $228,000.

Income Taxes

Income tax expense was $136,000 (or 68.0% of income before the provision for income taxes) and $216,000 (or 37.6% of income before the provision for income taxes) for the three month periods ended December 31, 2007 and 2006, respectively. Income tax expense was $399,000 (or 62.2% of income before the provision for income taxes) and $427,000 (or 37.4% of income before the provision for income taxes) for the six month periods ended December 31, 2007 and 2006, respectively. The higher effective tax rates in both the quarterly and year-to-date periods are due to the non-deductibility of the merger-related expenses. Given that the Company terminated the merger agreement in January 2008, the tax accruals will be adjusted to reflect a deduction for the merger-related expenses in the period ending March 31, 2008.

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

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At December 31, 2007, the Company’s cash on hand, interest-bearing deposits and Federal funds sold totaled $9.2 million. In addition, the Company has approximately $11.7 million of mortgage-backed and investment securities classified as available-for-sale.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $22.4 million. These funds will be internally generated, raised through deposit operations, or borrowed. Certificates of deposits that are scheduled to mature in less than one year at December 31, 2007 totaled $87.6 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $843,000 for the payment of common dividends as well as interest payments on the $5.0 million in subordinated debentures. The holding company currently has cash on hand of $0.7 million. The holding company will be receiving interest payments of approximately $150,000 on the $2,000,000 note receivable from Bradford Bancorp that resulted from the termination of the merger agreement. This note matures on December 31, 2008. The only other recurring source of funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the holding company from the bank is limited by the earnings and capital position of the bank.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	December 31, 2007	June 30, 2007
	(dollars in thousands)
Commitments to originate new loans	$22,355	$19,452
Undisbursed lines of credit	8,233	14,909
Financial standby letters of credit	1,739	1,749

Contractual Obligations

The following table sets forth the company’s contractual obligations as of December 31, 2007:

	< 1 year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total
	(dollars in thousands)
Time Deposits	$87,642	$21,181	$9,802	$26	$118,651
Borrowings, including subordinated debentures	25,200	8,100	—	14,000	47,300
Lease obligations	216	376	364	2,332	3,288

Total Contractual Obligations	$113,058	$29,657	$10,166	$16,358	$169,239

Item 3:	Controls and Procedures

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

Part II. Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The following table sets forth matters that were voted upon at the Company’s Annual Meeting of Stockholder’s held on December 6, 2007:

	Votes For	Votes Against	Broker Non-votes	Abstain
Election of Directors:

William R. Waters	1,771,192	59,083	—	—
Gary R. Bozel	1,804,960	25,315	—	—
Approval of the adjournment of the meeting prior to voting on the Agreement and Plan of Merger:	1,830,275	—	—	—

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title
31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATAPSCO BANCORP, INC.

Date: February 13, 2008	/s/ Michael J. Dee
Michael J. Dee
President, Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer)