Form 10QSB
period 2008-03-31
PATAPSCO BANCORP INC
filed 2008-05-14
CIK 1003961

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of May 9, 2008, the issuer had 1,861,855 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No  ☒

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

($ in thousands except for share data)

	March 31, 2008	June 30, 2007
Assets
Cash:
On hand and due from banks	$3,334	$4,308
Interest bearing deposits in other banks	3,323	907
Federal funds sold	12,206	2,255

Cash & cash equivalents	18,863	7,470
Securities, available for sale	9,210	13,147
Loans receivable, net of allowance for loan losses of $1,625 and $1,110, respectively	221,731	220,239
Investment in securities required by law, at cost	2,784	2,599
Property and equipment, net	4,235	4,474
Goodwill and core deposit intangible	3,264	3,303
Accrued interest and other assets	4,338	4,226

Total assets	$264,425	$255,458

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non interest bearing deposits	11,397	11,753
Interest bearing deposits	184,583	177,959

Total Deposits	195,980	189,712
Accrued expenses and other liabilities	3,178	3,030
Long term debt	40,300	38,800
Subordinated debentures	5,000	5,000

Total liabilities	244,458	236,542
Temporary equity - ESOP shares subject to put option	—	935
Stockholders’ equity:
Common stock $0.01 par value: authorized 4,000,000 shares: issued and outstanding 1,861,855 and
1,864,985 shares, respectively	18	18
Additional paid in capital	7,378	6,937
Obligation under deferred compensation	442	423
Deferred Comp contra	(78)	(78)
Retained income, substantially restricted	12,255	10,994
Accumulated other comprehensive loss, net of taxes	(48)	(313)

Total stockholders’ equity - Permanent	19,967	17,981
Total stockholders’ equity including temporary equity	19,967	18,916

Total liabilities and stockholders’ equity	$264,425	$255,458

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

($ in thousands except for per share data)	For Nine Months Ended March 31,		For Three Months Ended March 31,
	2008	2007	2008	2007
Interest income:
Loans receivable	$12,397	$11,420	$4,060	$3,979
Securities, including securities required by law	506	611	151	196
Federal funds sold and other investments	143	100	70	32

Total interest income	13,046	12,131	4,281	4,207
Interest expense:
Deposits	4,816	3,938	1,613	1,452
Short-term debt	188	37	22	2
Long-term debt	1,558	1,493	533	513

Total interest expense	6,562	5,468	2,168	1,967

Net interest income	6,484	6,663	2,113	2,240
Provision for loan losses	900	285	300	175

Net interest income after provision for loan losses	5,584	6,378	1,813	2,065
Non-interest income:
Fees and service charges	536	538	167	187
Gain on sale of other repossessed assets	5	—	5	—
Gain on sale of office building	—	14	—	14
Merger Termination Fee	2,000	—	2,000	—
Other	83	73	37	20

Total non-interest income	2,624	625	2,209	221
Non-interest expenses:
Compensation and employee benefits	3,215	3,349	1,153	1,110
Professional fees	519	421	189	291
Equipment expense	244	246	79	96
Net occupancy expense	421	425	143	148
Advertising	29	90	3	44
Data processing	228	228	84	75
Amortization of core deposit intangible	39	39	13	13
Telephone, postage & delivery	188	189	65	63
Other	716	654	326	227

Total non-interest expense	5,599	5,641	2,055	2,067

Income before provision for income taxes	2,609	1,362	1,967	219
Provision for income taxes	958	505	559	78

Net income	$1,651	$857	$1,408	$141

Basic earnings per share	$0.86	$0.45	$0.73	$0.07

Diluted earnings per share	$0.85	$0.44	$0.73	$0.07

Cash dividends declared per common share	$0.2100	$0.2025	$0.0700	$0.0700

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

($ in thousands)

	For Nine Months Ended March 31		For Three Months Ended March 31
	2008	2007	2008	2007
Net income	$1,651	$857	$1,408	$141
Other comprehensive income, net of tax:
Unrealized net holding gains on securities available-for-sale, net of taxes, of $172, $139, $55 and $19, respectively	265	221	85	30

Comprehensive income	$1,916	$1,078	$1,493	$171

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended,
($ in thousands)	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net Income	$1,651	$857
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization of premiums and discounts, net	36	25
Amortization of deferred loan origination fees	(19)	(26)
Provision for loan losses	900	285
Depreciation	268	224
Gain on sale of office building	0	(14)
Amortization of core deposit intangible	39	39
Increase in cash surrender value of life insurance	(55)	(50)
Increase in accrued interest and other assets	(204)	(275)
Non-cash compensation under stock-based benefit plan	48	86
Merger termination fee earned but not received	(2,000)	0
Increase in accrued expenses and other liabilities	686	42

Net cash provided by operations	1,350	1,193

Cash flows from investing activities:
Proceeds from maturing time deposits	0	600
Proceeds from maturity of investments and principal payments on mortgage backed securities	4,347	2,119
Proceeds from sale of securities available for sale	0	92
Purchase of securities available for sale	0	(20)
Net Change in Loans	177	(24,675)
Purchase of consumer loans	(577)	(1,333)
Purchase of investments required by law	(185)	(127)
Cash received in sale of premises and equipment	0	50
Purchase of premises and equipment	(29)	(2,404)

Net cash provided/(used) by investing activities:	3,733	(25,698)

Cash flows from financing activities:
Net increase in deposits	6,282	23,366
Proceeds from long-term borrowings	19,200	5,000
Payment on long-term borrowings	(17,700)	(2,250)
Decrease in advance payments by borrowers	(537)	(547)
Cash received from exercise of stock options	115	217
Repurchase of common stock due to ESOP Put Options exercised	(659)	0
Dividends paid	(391)	(359)

Net cash provided by financing activities	6,310	25,427

Net increase in cash and cash equivalents	11,393	922
Cash and cash equivalents at beginning of period	7,470	8,188

Cash and cash equivalents at end of period	$18,863	$9,110

Interest paid	$6,330	$5,373
Income taxes paid	750	759

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

Note 3: Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended March 31 2008 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-KSB for the year ended June 30, 2007.

Note 4: Cash and Cash Equivalents

Cash and cash equivalents include short-term investments, with an original maturity of 90 days or less, which consist of federal funds sold and interest bearing deposits in other financial institutions.

Note 5: Regulatory Capital Requirements

At March 31, 2008, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at March 31, 2008:

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$21,637	10.80%	$16,027	8.00%	$20,034	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$20,012	9.99%	$8,013	4.00%	$12,020	6.00%
Tier 1 Capital (to Average Assets)	$20,012	7.75%	$10,323	4.00%	$12,904	5.00%

The following table summarizes the Bank’s regulatory capital position at June 30, 2007:

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$20,091	10.26%	$15,665	8.00%	$19,582	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$18,981	9.69%	$7,833	4.00%	$11,749	6.00%
Tier 1 Capital (to Average Assets)	$18,981	7.57%	$10,030	4.00%	$12,537	5.00%

Note 6: Earnings Per Share

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands except for share data)	2008	2007	2008	2007
Net Income	$1,408	$141	$1,651	$857
Basic EPS shares	1,916	1,922	1,913	1,898
Basic EPS	$0.73	$0.07	$0.86	$0.45
Dilutive shares	10	38	19	42
Diluted EPS shares	1,926	1,960	1,932	1,940
Diluted EPS	$0.73	$0.07	$0.85	$0.44

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

Note 8: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1,739,000 of standby letters of credit as of March 31, 2008 and $1,749,000 outstanding as of June 30, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2008 and June 30, 2007 for guarantees under standby letters of credit issued is not material.

Note 9: Share-Based Compensation

A summary of share option activity for the nine month period ended March 31, 2008 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000s)
Outstanding at June 30, 2007	47,872	$6.02	3.92	$801
Granted	—	—	—
Exercised	27,040	5.87	—
Forfeited or expired	—	—	—

Balance at March 31, 2008	20,832	$6.29	3.39	$93

A summary of the status of the Company’s non-vested shares as of March 31, 2008 is presented below:

	Common Shares	Weighted Average Grant-Date Fair Value
Non-Vested as of June 30, 2007	14,453	$13.71
Awards Granted	—	—
Vested	—	—
Forfeited	1,804	13.71

Non-Vested at March 31, 2008	12,649	$13.71

As of March 31, 2008 there was $85,000 of total unrecognized compensation costs related to non-vested share-based compensation. The cost is expected to be recognized over a weighted average period of 17 months. At grant date, vesting of the shares was “cliff” vesting at the end of either a two or three year period. Compensation expense totaling $41,000, $6,000, $29,000, and $18,000 in the nine and three month periods ending March 31, 2008 and 2007, respectively, has been recognized as a result of these awards.

Note 10: Termination of Merger Agreement

On January 3, 2008, Patapsco Bancorp, Inc. and Bradford Bancorp, Inc. announced that they have mutually terminated the Agreement and Plan of Merger that the parties previously executed on March 19, 2007. Pursuant to the termination agreement, Bradford Mid-Tier Company has agreed to pay Patapsco Bancorp a termination fee of $2.0 million payable in the form of a promissory note. This $2.0 million was recognized as income in the quarter ended March 31, 2008. The promissory note matures on December 31, 2008 and provides for interest equal to the prime rate plus one percent. On August 1, 2008, this rate will increase to the prime rate plus three percent. The termination agreement also provides for a mutual release of claims in connection with the merger.

Note 11: Recent Accounting Pronouncements:

FASB Statement No. 141(R)

FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The impact to the Company is dependent upon acquisitions consummated after the effective date.

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

FSP 157-2

In December 2007, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on the Company’s operating income or net earnings.

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

Comparison of Financial Condition at March 31, 2008 and June 30, 2007

The Company’s assets increased by $9.0 million or 3.5% to $264.4 million at March 31, 2008 compared to $255.5 million at June 30, 2007.

Total loans grew by $1.5 million or 0.7% to $221.7 million at March 31, 2008 from $220.2 million at June 30, 2007. The modest growth in loans was due to the early pay-offs in loans which almost entirely offset new production for the period.

Interest-bearing deposits increased $6.6 million or 3.7% to $184.6 million at March 31, 2008 from $178.0 million at June 30, 2007. Non-interest bearing deposits decreased $0.4 million or 3.0% to $11.4 million at March 31, 2008 from $11.8 million at June 30, 2007. During the nine-month period ended March 31, 2008, the Company paid down $3.5 million in brokered deposits and replaced them with long-term borrowings from the Federal Home Loan Bank of Atlanta and retail interest-bearing deposits.

Comparison of Operating Results for the Quarter and Nine Months Ended March 31, 2008 and March 31, 2007

Net Income

The Company’s net income increased by $1.3 million to $1.4 million for the quarter ended March 31, 2008 from $141,000 for the quarter ended March 31, 2007. The Company’s net income increased by $794,000 or 92.7% to $1,651,000 for the nine months ended March 31, 2008 from $857,000 for the nine months ended March 31, 2007. The increase in the Company’s net income during the comparable quarter and nine month period resulted primarily from the $2 million fee recognized in the mutual agreement to terminate the Agreement and Plan of Merger with Bradford Bancorp, Inc. offset in part by lower net interest income and higher provision for loan losses.

Interest Income

Total interest income increased by $74,000 or 1.8% to $4.3 million for the quarter ended March 31, 2008 when compared to $4.2 million in the quarter ended March 31, 2007 due to a $10.2 million or 5% growth in average loan balances. This more than offset the impact of the 19 basis point decline in loan yields.

Total interest income increased by $0.9 million or 7.5% to $13.0 million for the nine months ended March 31, 2008 when compared to $12.1 million in the nine months ended March 31, 2007 due primarily to average loan balances growing 9% while loan yields were flat.

Interest income on loans increased by $81,000 or 2.0% to $4.1 million for the quarter ended March 31, 2008 from $4.0 million for the quarter ended March 31, 2007. Interest income on loans increased by $1.0 million or 8.6% to $12.4 million for the nine months ended March 31, 2008 from $11.4 million for the nine months ended March 31, 2007. The increase in interest income on loans during the three month period is due to a 5% increase in higher average balances on loans receivable which more than offset an 18 basis point decline in loan yields. The increase in interest income on loans during the nine month period is due to average loan balances growing 9% while loan yields were flat.

Interest income on investment and mortgage-backed securities decreased by $45,000 to $151,000 in the three month period ended March 31, 2008 as average balances were $4.5 million lower. The yield was 20 basis points higher as the maturation of lower yielding securities resulted in a favorable change in mix. For the nine month period, interest income on investments was $506,000, a $105,000 decline from the prior year, as average volumes were $4.0 million lower. The yield was 26 basis points higher due to the improvement in mix.

Interest income on federal funds sold and other investments increased by $38,000 or 119% to $70,000 for the quarter ended March 31, 2008 from $32,000 for the quarter ended March 31, 2007. Interest income on federal funds sold and other investments increased by $43,000 or 43.0% to $143,000 for the nine months ended March 31, 2008 from $100,000 for the nine months ended March 31, 2007. The increase in the three month and nine month periods is due to higher average balances offsetting lower rates earned on short-term investments.

Interest Expense

Total interest expense increased by $201,000 or 10.2% to $2.2 million for the quarter ended March 31, 2008 from $2.0 million for the quarter ended March 31, 2007. Total interest expense increased $1.1 million or 20.0% to $6.6 million for the nine-month period ended March 31, 2008 from $5.5 million for the nine-month period ended March 31, 2007. The increase in interest expense during the comparable three and nine-month periods is due to both higher rates paid on interest bearing liabilities and higher average balances in both deposits and borrowings.

Interest expense on deposits increased by $161,000 or 11.1% to $1.6 million for the quarter ended March 31, 2008 from $1.5 million for the quarter ended March 31, 2007. Interest expense on deposits increased by $878,000 or 22.3% to $4.8 million from $3.9 million for the nine months ended March 31, 2007. The increase in interest expense on deposits in both the quarterly and year to date periods is due primarily to higher rates paid on deposit accounts although the higher average balance of interest-bearing deposits outstanding also contributed to the increase. The cost of deposits was higher in the face of a lower interest rate environment as the growth in balances was impacted by our customers’ preference for higher cost time and money market products over lower cost savings deposits thereby causing an unfavorable mix. In addition, the company is facing competitive pressures which are preventing the lowering of rates on certain deposit products consistent with the general market rate environment causing higher deposit costs.

Interest expense on short-term borrowings increased to $22,000 in the quarter ended March 31, 2008 from $2,000 in the quarter ended March 31, 2007 due to higher average balances outstanding. Interest expense on short-term borrowings increased to $188,000 in the nine-months ended March 31, 2008 from $37,000 in the nine-months ended March 31, 2007 due to higher average balances outstanding.

Interest expense on long-term borrowings increased by $20,000 or 3.9% to $533,000 for the quarter ended March 31, 2008 from $513,000 for the quarter ended March 31, 2007. Interest expense on long-term borrowings increased by $65,000 or 4.3% to $1.6 million from $1.5 million for the nine months ended March 31, 2007. The increase in interest expense in the quarterly period is a result of higher average balances as well as an 8 basis point increase in the average rate. The increase in the year-to-date period is a result of higher rates paid offsetting lower average balances.

Net Interest Income

The Company’s net interest income before the provision for loan losses decreased by $127,000 or 5.7% to $2.1 million for the quarter ended March 31, 2008 from $2.2 million for the quarter ended March 31, 2007. Net interest income before the provision for loan losses decreased by $179,000 or 2.7% to $6.5 million for the nine months ended March 31, 2008 from $6.7 million during the nine months ended March 31, 2007. The decreases in net interest income before the provision for loan losses during the comparable three and nine-month periods were primarily due to the higher cost of interest bearing liabilities. As shown in the tables below, the Company’s net interest margin has shrunk considerably in both the nine and three month periods as the cost of funding has increased substantially more than the yield earned on interest bearing assets.

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

	Nine Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (2)	$224,420	$12,397	7.37%	$206,428	$11,420	7.38%
Investment and mortgage-backed securities	14,280	506	4.72%	18,251	611	4.46%
Federal funds sold and other interest-earning assets	5,132	143	3.73%	2,754	100	4.85%

Total interest earning assets	243,832	13,046	7.13%	227,433	12,131	7.11%
Noninterest-earning assets	15,322			14,217

Total assets	$259,154			$241,650

Interest-bearing liabilities:
Interest-bearing deposits	$181,024	$4,816	3.55%	$166,217	$3,938	3.16%
Short-term borrowings	4,745	188	5.27%	880	37	5.61%
Long-term borrowings	41,047	1,558	5.06%	41,243	1,493	4.83%

Total interest-bearing liabilities	226,816	6,562	3.86%	208,340	5,468	3.50%

Non-interest-bearing liabilities	13,245			14,359

Total liabilities	240,061			222,699
Stockholders' equity	19,093			18,951

Total liabilities and stockholders’ equity	$259,154			$241,650

Net interest income		$6,484			$6,663

Interest rate spread			3.28%			3.61%

Net Interest margin			3.55%			3.91%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.50%			109.16%

(1)	Yields and rates are annualized.

(2)	Includes nonaccrual loans.

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (2)	$226,020	$4,060	7.19%	$215,812	$3,979	7.37%
Investment and mortgage-backed securities	12,951	151	4.67%	17,525	196	4.47%
Federal funds sold and other interest-earning assets	9,156	70	3.04%	2,602	32	4.92%

Total interest earning assets	248,127	4,281	6.90%	235,939	4,207	7.13%
Noninterest-earning assets	5,948			14,885

Total assets	$254,075			$250,824

Interest-bearing liabilities:
Interest bearing deposits	$184,423	$1,613	3.50%	$174,764	$1,452	3.32%
Short-term borrowings	1,752	22	4.96%	105	2	5.64%
Long-term borrowings	43,859	533	4.87%	42,800	513	4.79%

Total interest-bearing liabilities	230,034	2,168	3.77%	217,669	1,967	3.61%

Noninterest-bearing liabilities	5,034			13,828

Total liabilities	235,068			231,497
Stockholders’ equity	19,007			19,327

Total liabilities and stockholders’ equity	$254,075			$250,824

Net Interest Income		$2,113			$2,240

Interest rate spread			3.13%			3.52%

Net interest margin			3.41%			3.80%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.87%			108.41%

(1)	Yields and rates are annualized.

(2)	Includes nonaccrual loans.

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

The Company’s provision for loan losses in the quarter ended March 31, 2008 increased $125,000 or 71.4% to $300,000 from $175,000 in the quarter ended March 31, 2007. The provision for loan losses increased by $615,000 or 215.8% to $900,000 in the nine-months ended March 31, 2008 from $285,000 in the nine months ended March 31, 2007. The Company’s allowance for loan losses has increased as a percentage of total loans outstanding to 0.73% at March 31, 2008 from 0.50% at June 30, 2007. The increase in the allowance for loan losses is primarily due to the increase in non-accrual loans and the deterioration of the national and local economies. The Company’s allowance for loan losses as a percentage of non-performing loans was 71.7% at March 31, 2008 as compared to 230.4% at June 30, 2007.

Activity in the allowance for loan losses is as follows (dollars in thousands):

	Nine Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Allowance for loan losses, beginning of period	$1,110	$1,000	$1,478	$1,001
Provision for loan losses	900	285	300	175
Loans Charged Off:
Consumer	208	146	83	40
Real Estate	—	—	—	—
Commercial loan	37	9	21	9
Commercial lease	190	233	69	117

Total Charge-Offs	435	388	173	166
Recoveries:
Consumer	27	70	7	19
Real Estate	—	—	—	—
Commercial loan	5	28	2	4
Commercial lease	18	41	11	3

Total Recoveries	50	139	20	26

Allowance for loan losses, end of period	$1,625	$1,036	$1,625	$1,036

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated.

(dollars in thousands)	At March 31, 2008	At June 30, 2007
Loans accounted for on a non-accrual basis: (1)
Real estate:
Residential	$—	$168
Commercial	—	—
Construction	1,832	—
Consumer	107	14
Commercial Loan/Leases	326	300

Total	$2,265	$482
Accruing loans which are contractually past due 90 days or more	$—	$—

Total non-performing loans	$2,265	$482

Percentage of total loans	1.01%	0.22%

Other non-performing assets (2)	$10	$—

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.

(2)	Other non-performing assets represent property acquired by the Company through foreclosure or repossession.

At March 31, 2008, non-accrual loans consist of one land acquisition and development loan with a balance of $1.8 million, not including a commitment to fund an additional $200,000, two commercial loans totaling $209,000, five commercial leases with a balance of $117,000, one home equity loan with a balance of $84,000 and three consumer loans with balances of $23,000. A new appraisal has been ordered on the acquisition and development loan. As of March 31, 2008, the Company has allocated $385,000 of the loan loss allowance to this loan. Both of the commercial loans have been written down to their respective SBA guaranteed balances. The property securing the home equity loan having a balance of $84,000 was recently appraised and as of the date of the appraisal, there is sufficient value for the Bank to recover the balance due.

Non-interest Income

The Company’s non-interest income consists of deposit fees, service charges, late fees, gains and losses on sales of securities, loans and repossessed real estate, as well as other fees received. Total non-interest income increased by $2.0 million or 899.5% to $2.2 million for the quarter ended March 31, 2008 from $0.2 million for the quarter ended March 31, 2007. Total non-interest income increased by $2.0 million or 319.8% to $2.6 million during the nine months ended March 31, 2008 from $0.6 million during the nine months ended March 31, 2007. These increases were primarily due to the $2 million fee recognized in the mutual agreement to terminate the Agreement and Plan of Merger with Bradford Bancorp, Inc.

Non-interest Expenses

Total non-interest expenses decreased by $12,000 or 0.6% to $2,055,000 for the quarter ended March 31, 2008 from $2,067,000 for the quarter ended March 31, 2007. Total non-interest expense decreased by $42,000 or 0.7% to $5,599,000 for the nine months ended March 31, 2008 from $5,641,000 for the nine months ended March 31, 2007. The primary reason for the decrease in the three month period was lower merger related professional fees. In addition, advertising costs were unusually low as few commitments were made in anticipation of the merger with Bradford Bancorp, Inc. Management expects advertising costs to increase going forward. The decrease in non-interest expense in the comparable nine-month period resulted from lower compensation and benefits expenses due to open positions, as well as, lower advertising expenses offsetting higher merger related professional fees and other expenses.

Income Taxes

Income tax expense was $559,000 (or 28.4% of pre-tax income) and $78,000 (or 35.6% of income before the provision for income taxes) for the three month periods ended March 31, 2008 and 2007, respectively. Income tax expense was $958,000 (or 36.7% of pre-tax income) and $505,000 (or 37.1% of pre-tax income) for the nine month periods ended March 31, 2008 and 2007, respectively. The lower effective tax rates in both the quarterly and year-to-date periods are due to merger-related expenses, which had been non-deductible in previous periods, becoming deductible in the current quarter given that the Company terminated the merger agreement in January 2008.

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

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At March 31, 2008, the Company’s cash on hand, interest-bearing deposits and Federal funds sold totaled $18.9 million. In addition, the Company has approximately $9.2 million of mortgage-backed and investment securities classified as available-for-sale.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $14.7 million. These funds will be internally generated, raised through deposit operations, or borrowed. Certificates of deposits that are scheduled to mature in less than one year at March 31, 2008 totaled $91.5 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $845,000 for the payment of common dividends as well as interest payments on the $5.0 million in subordinated debentures. The holding company currently has cash on hand of $0.5 million. The holding company will be receiving interest payments of approximately $140,000 on the $2,000,000 note receivable from Bradford Bancorp that resulted from the termination of the merger agreement. This note matures on December 31, 2008. The only other recurring source of funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the holding company from the bank is limited by the earnings and capital position of the bank.

As discussed in Note 5 - Regulatory Capital Requirements, the Bank exceeded all regulatory minimum capital requirements.

Contingencies and Off-Balance Sheet Items

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under both new facilities and under existing lines of credit. Commitments to fund loans typically expire after 60 days, commercial lines of credit are subject to annual reviews and home equity lines of credit are generally for a term of 20 years. These instruments contain, to varying degrees, credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

(dollars in thousands)	March 31, 2008	June 30, 2007
Commitments to originate new loans	$14,671	$19,452
Undisbursed lines of credit	14,889	14,909
Financial standby letters of credit	1,739	1,749

Contractual Obligations

The following table sets forth the company’s contractual obligations as of March 31, 2008:

(dollars in thousands)	< 1 year	1 to 3 Years	3 – 5 Years	Over 5 Years	Total
Time Deposits	$91,506	$23,121	$7,520	$152	$122,299
Long-term borrowings, including subordinated debentures	17,500	13,800	0	14,000	45,300
Lease obligations	191	329	313	4,583	5,417

	$109,197	$37,250	$7,833	$18,735	$173,016

Item 3 :	Controls and Procedures

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

On May 13, 2008, The Patapsco Bank (the “Bank”) entered into a three-year term employment agreement with Michael J. Dee, its President and Chief Executive Officer. The term of the agreement will automatically extend for an additional day each day so that the term always remains 36 months so long as Mr. Dee is elected as President and Chief Executive Officer of the Bank as of the date of the meeting of the stockholders of Patapsco Bancorp, Inc. (the “Company”). The initial annual base salary under the employment agreement is $175,000. The employment agreement also provide for participation in employee benefit plans and programs maintained by the Bank for the benefit of its employees, including discretionary bonuses, participation in medical, dental, disability and life insurance programs, retirement plans and certain fringe benefits described in the agreement, as well as a car allowance for Mr. Dee.

Pursuant to the employment agreement, upon termination of Mr. Dee’s employment for Just Cause (as defined in the agreement), he will receive no further compensation or benefits. If the Bank terminates Mr. Dee’s employment for a reason other than Just Cause, or if, upon proper notice, Mr. Dee resigns after the occurrence of specified circumstances that constitute constructive termination, Mr. Dee will receive a severance benefit equal to the sum of (i) the base salary that would have been paid to Mr. Dee for the remaining term of the agreement plus (ii) an additional 12 month’s base salary plus (iii) the value of the cost of obtaining all life, health, disability and other benefits that would have been available to Mr. Dee for the remaining term of the agreement. The Bank will make this payment to Mr. Dee in a lump sum within 10 days of his termination of employment. Under the agreement, grounds for constructive discharge include a relocation by more than 15 miles, a material reduction in his base compensation, a failure on the part of the Bank to provide Mr. Dee with substantially similar compensation and benefits, an assignment of materially different duties and responsibilities, a failure to re-elect Mr. Dee to the board of directors of the Bank (if he is serving on the board of directors at that time), and a material diminution in his responsibilities or authority.

Under the agreement, if Mr. Dee’s employment with the Bank is terminated without his consent and not for Just Cause in connection with or within 12 months after a change in control (as defined in the agreement), the Bank will pay Mr. Dee a severance payment equal to the difference between (i) the product of 2.99 times his base amount (as defined under Section 280G of the Code) and (ii) the value of all parachute payments (as determined under Section 280G of the Code) received by him. The Bank will make the same severance payment to Mr. Dee if, upon giving proper notice, he voluntarily terminates his employment with the Bank within 12 months of a change in control for reasons specified in the agreement that constitute a constructive discharge. Section 280G of the Code provides that severance payments that equal or exceed three times an individual’s base amount are deemed to be “excess parachute payments” if they are contingent upon a change in control. Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of the payment in excess of the base amount, and the employer may not deduct such amount for federal tax purposes. Mr. Dee’s employment agreement limits payments made to him in connection with a change in control to an amount that will not exceed the limits imposed by Section 280G of the Code.

On May 13, 2008, The Patapsco Bank (the “Bank”) entered into a change in control severance agreement with William C. Wiedel, Jr., the Chief Financial Officer of the Bank. The term of the agreement is for two years and will automatically extend for an additional one-year upon each anniversary of the effective date of the agreement, provided Mr. Wiedel is elected as an officer of the Bank as of the date of the meeting of the stockholders of Patapsco Bancorp, Inc. (the “Company”). Under the agreement, if Mr. Wiedel’s employment with the Bank is terminated without his consent and not for Just Cause (as defined in the agreement) in connection with or within 24 months after a change in control (as defined in the agreement), the Bank will pay Mr. Wiedel a severance payment equal to two times the sum of his current base salary and the bonus paid to Mr. Wiedel in the prior calendar year. The Bank will make the same severance payment to Mr. Wiedel if, upon giving proper notice, he voluntarily terminates his employment with the Bank within 24 months of a change in control for reasons specified in the agreement, including a relocation by more than 15 miles, a material reduction in his base compensation, a failure on the part of the Bank to provide him with substantially similar compensation and benefits, a failure to re-elect him to the board of directors of the Bank (if he is serving on the board of directors at that time), and a material diminution in his responsibilities or authority. The Bank will make this payment to Mr. Wiedel in a lump sum within 10 days of his termination of employment.

Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), provides that severance payments that equal or exceed three times an individual’s base amount are deemed to be “excess parachute payments” if they are contingent upon a change in control. Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of the payment in excess of the base amount, and the employer may not deduct such amount for federal tax purposes. Mr. Wiedel’s change in control agreement limits payments made to him in connection with a change in control to an amount that will not exceed the limits imposed by Section 280G of the Code.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title

10.1	Employment agreement, dated May 13, 2008, by and between Patapsco Bank and Michael J. Dee

10.2	Severance agreement, dated May 13, 2008, by and between Patapsco Bank and William C. Wiedel, Jr.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATAPSCO BANCORP, INC.

Date: May 14, 2008	/s/ Michael J. Dee
Michael J. Dee President and Chief Executive Officer

/s/ William C. Wiedel, Jr.
William C. Wiedel, Jr.
Senior Vice President and Chief Financial Officer