Form 10-K
period 2008-06-30
PATAPSCO BANCORP INC
filed 2008-09-29
CIK 1003961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-28032

PATAPSCO BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1951797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Merritt Boulevard, Dundalk, Maryland	21222-2194
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 285-1010

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2007, the aggregate market value of voting common stock held by nonaffiliates was approximately $21,954,804, computed by reference to the closing sales price on December 31, 2007 as reported on the OTC Electronic Bulletin Board.

Number of shares of Common Stock outstanding as of September 22, 2008: 1,862,559.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the 2008 Annual Report to Stockholders. (Part II)

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

Other than the note receivable for Bradford Bancorp resulting from the terminated merger agreement, the Company has no significant assets other than its investment in the Bank. The Company is primarily engaged in the business of directing, planning and coordinating the business activities of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, focuses primarily on the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than its officers who are not separately compensated for such service.

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

At June 30, 2008, the Bank had $70.0 million, $53.5 million, $29.9 million, $41.3 million, $20.9 million and $17.7 million in residential mortgage loans, small business loans, construction loans, commercial real estate loans, home equity and other consumer loans, and equipment leases, respectively.

Available Information

The Bank maintains a website at http://www.patapscobank.com, which makes available the Company’s Section 16 filings with the Securities and Exchange Commission (“SEC”). The SEC maintains a website at http://www.sec.gov that makes available the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, free of charge, on the site as soon as reasonably practicable after the Company has electronically filed these documents with, or otherwise furnished them to, the SEC. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

Termination of Proposed Acquisition

On January 3, 2008, the Company and Bradford Bancorp, Inc. announced that they had mutually terminated the Agreement and Plan of Merger that the parties had previously executed on March 19, 2007. Pursuant to the termination agreement, Bradford Bancorp, Inc. agreed to pay the Company a termination fee of $2.0 million payable in the form of a promissory note, which matures on December 31, 2008 and provides for interest equal to the prime rate plus one percent. On August 1, 2008, this interest rate increased to the prime rate plus three percent. The termination agreement also provided for a mutual release of claims in connection with the merger.

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

Lending Activities

General. The Company’s gross loan portfolio totaled $233.2 million at June 30, 2008, representing 89.3% of total assets at that date. At June 30, 2008, $70.0 million, or 30.0%, of the Company’s gross loan portfolio, consisted of residential mortgage loans. Other loans secured by real estate include construction and commercial real estate loans, which amounted to $71.2 million, or 30.5%, of the Company’s gross loan portfolio at June 30, 2008. In addition, the Company originates consumer and other loans, including home equity loans, home improvement loans and loans secured by deposits. At June 30, 2008, consumer and other loans totaled $20.9 million, or 9.0%, of the Company’s gross loan portfolio. The Company’s commercial loan portfolio, which consists of small business loans and commercial leases totaled $71.2 million, or 30.5%, of the Company’s gross loan portfolio.

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

In recent years, the Company has purchased whole loans and loan participation interests. During the year ended June 30, 2008, the Company purchased $4.7 million in participation interests and $577,000 in consumer home improvement loans. In the future, management will continue to consider purchases of whole loans or participation interests in commercial business, residential and commercial real estate loans and consumer home improvement loans.

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

Under applicable law, with certain limited exceptions, loans and extensions of credit by a commercial bank to a person outstanding, including commitments, at one time shall not exceed 15% of the bank’s unimpaired capital and surplus. Under these limits, the Company’s loans to one borrower were limited to $3.2 million at June 30, 2008. At that date, the Company had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 2008, the Company’s largest lending relationship was represented by multiple loans totaling $2.8 million secured by commercial real estate, which were current and performing in accordance with their terms at June 30, 2008.

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

Residential Real Estate Lending. The Company historically has been an originator of residential real estate loans in its market area. Residential real estate loans consist of both single-family and multi-family residential real estate loans. At June 30, 2008, residential mortgage loans totaled $70.5 million, or 30.0%, of the Company’s gross loan portfolio. Of such loans, $8.7 million were secured by nonowner-occupied investment properties.

The Company’s multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings. Such loans generally range in size from $100,000 to $500,000. At June 30, 2008, the Company had $4.6 million of multi-family residential real estate loans, which amounted to 2.0% of the Company’s gross loan portfolio at such date. Multi-family real estate loans either are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a three or five-year note maturity, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property.

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

Construction Lending. The Bank also offers residential and commercial construction loans and land acquisition and development loans. Residential construction loans are offered to individuals who are having their primary or secondary residence built, as well as to local builders to construct single-family dwellings. Residential construction advances are made on a stage of completion basis. Generally, loans to owner/occupants for the construction of residential properties are originated in conjunction with the permanent mortgage on the property. The term of the construction loans is normally from 6 to 18 months and has a variable interest rate, which is normally up to 2% above the prime interest rate. Upon completion of construction, the permanent loan rate will be set at the interest rate offered by the Bank on that loan product not sooner than 60 days prior to completion. Interest rates on residential loans to builders are set at the prime interest rate plus a margin of 0.5% to 2.0% as may be adjusted from time to time. Interest rates on commercial construction loans and land acquisition and development loans are based on the prime rate plus a negotiated margin of between 0.5% and 2.0% and adjust from time to time, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At June 30, 2008, $29.9 million, or 12.8%, of the Company’s loan portfolio consisted of construction loans.

Prior to making a commitment to fund a loan, the Bank requires an appraisal of the property by appraisers approved by the Board of Directors and may require a study of the feasibility of the proposed project. The Bank also reviews and inspects each project at the commencement of construction and prior to payment of draw requests during the term of the construction loan. Dependent upon market forces, the Bank generally charges a loan fee between 1% and 2%.

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

Commercial Real Estate Lending. The Company’s commercial real estate loan portfolio consists of loans to finance the acquisition of small office buildings, shopping centers and commercial and industrial buildings. Such loans generally range in size from $100,000 to $2,000,000. At June 30, 2008, the Company had $41.3 million of commercial real estate loans, which amounted to 17.7% of the Company’s gross loan portfolio at such date. Commercial real estate loans are typically originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a maturity generally of three to ten years, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its commercial real estate lending to borrowers within its market area or with which it has had prior experience. The Company seeks to expand commercial real estate lending.

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

Consumer Lending. The consumer loans currently in the Company’s loan portfolio consist of home improvement loans, home equity loans, loans secured by savings deposits and overdraft protection for checking accounts and other consumer loans. At June 30, 2008, consumer and other loans totaled $20.9 million, or 9.0%, of the Company’s gross loan portfolio.

In July 1995, the Company instituted a home improvement loan program. Such loans are made to finance a variety of other home improvement projects, such as replacement windows, siding and room additions. The Company’s policy is to originate home improvement loans throughout Maryland, Virginia, Delaware, New Jersey and Southern Pennsylvania. While the Company originates some home improvement loans on a direct basis, most of the home improvement loans in the Company’s portfolio are originated on an indirect basis through the Company’s relationships with selected independent contractors. The Company’s underwriting policies apply to all home improvement loans whether or not directly originated by the Company. Home improvement loans generally have terms ranging from three to 10 years and have fixed interest rates. Home improvement loans are made on both secured and unsecured basis. However, the majority of home improvement loans with a principal loan amount over $10,000 or which have a term longer than 84 months are made on a secured basis with loan-to-value ratios up to 80% or 90%, depending on the type of project financed. At June 30, 2008, home improvement loans amounted to $12.7 million, or 5.4%, of the Company’s loan portfolio, with $1.3 million of such loans being secured by real estate.

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

At June 30, 2008, the Company’s commercial loans totaled $53.5 million, or 22.9%, of the Company’s loan portfolio. This commercial lending program employs many of the alternative financing and guarantee programs available through the U.S. Small Business Administration and other state and local economic development agencies.

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

The Company offers loans to finance lease transactions, secured by the lease and the underlying equipment, to businesses of various size through its subsidiary, Prime Business Leasing. In extending the financing in a commercial lease transaction, the Company reviews the borrower’s financial statements, credit reports, tax returns and other documentation. Generally, commercial lease financing is made in amounts ranging between $3,000 and $120,000 with terms of up to five years and carry fixed interest rates. At June 30, 2008, commercial lease finance transaction loans totaled $17.7 million, or 7.6%, of the Company’s loan portfolio.

Loan Fees and Servicing. The Company receives fees in connection with late payments and for miscellaneous services related to its loans. The Company also charges fees in connection with loan originations typically up to two points (one point being equal to 1% of the loan amount) on real estate loan originations. The Company generally does not service loans for others. The Company has sold participating interests on residential, commercial real estate and commercial business loans to other local financial institutions. At June 30, 2008, the Company was servicing these participation interests for others totaling approximately $20.7 million.

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

Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management’s judgment there is no doubt as to full collectibility of principal and interest. At June

30, 2008, all loans past due more than 90 days were on nonaccrual. Consumer loans are generally charged off after they become more than 90 days past due. All other loans are charged off when management concludes that they are uncollectible. See Notes 1 and 3 of the Notes to Consolidated Financial Statements.

Real estate acquired by the Company as a result of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is initially recorded at the estimated fair value less costs to sell, establishing a new cost basis. Subsequent to acquisition, the property is carried at the lower of cost or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value or other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. Any required write-down of the loan to its fair value upon foreclosure is charged against the allowance for loan losses, with subsequent write-downs reflected in other expense. See Note 1 of the Notes to Consolidated Financial Statements.

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

Under applicable accounting rules, investment securities classified as held-to-maturity are recorded at amortized cost and those classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2008, the Company’s entire portfolio of investment securities was classified as available for sale and had an aggregate carrying value of $9.6 million and an unrealized net loss after tax of $188,000. Management of the Company currently does not anticipate that the presence of unrealized losses in the Company’s portfolio of investment securities and mortgage-backed securities is likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Deposit Activity and Other Sources of Funds

General. Deposits are the primary source of the Company’s funds for lending, investment activities and general operational purposes. In addition to deposits, the Company derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a long-term basis for general operational purposes. The Bank may borrow from the Federal Home Loan Bank of Atlanta and The Bankers Bank of Atlanta, Georgia.

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

Borrowings. While savings deposits historically have been the primary source of funds for the Company’s lending, investments and general operating activities, the Bank utilizes advances from the Federal Home Loan Bank of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member of the Federal Home Loan Bank System, the Bank is required to own stock in the Federal Home Loan Bank of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the Federal Home Loan Bank under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. As of August 1, 2008, this borrowing limit increased to 30% of assets. Advances from the Federal Home Loan Bank of Atlanta are secured by the Bank’s stock in the Federal Home Loan Bank of Atlanta and other eligible assets. At June 30, 2008, the Company had outstanding Federal Home Loan Bank of Atlanta advances of $37.3 million with an average rate of 4.46%. Additionally, the Bank has a $5.1 million line of credit, none of which was outstanding at June 30, 2008 with The Silverton Bank of Atlanta, Georgia.

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

Employees

As of June 30, 2008, the Company had 71 full-time and 15 part-time employees, none of who were represented by a collective bargaining agreement. Management considers the Company’s relationships with its employees to be good.

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

The risk-based capital requirements established by the Federal Reserve Board’s regulations require state member banks to maintain “total capital” equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, “total capital” means Tier 1 capital (as described above) plus “Tier 2 capital” (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. Tier 2 capital elements include, subject to certain limitations, the allowance for losses on loans and leases, perpetual preferred stock that does not qualify for Tier 1 and long-term preferred stock with an original maturity of at least 20 years from issuance, hybrid capital instruments, including perpetual debt and mandatory convertible securities, and subordinated debt and intermediate-term preferred stock and up to 45% of unrealized gains on equity securities. Total risk-weighted assets are determined under the Federal Reserve Board’s regulations, which generally establish four risk categories, with general risk weights of 0%, 20%, 50% and 100%, based on the risk believed inherent to the type of loan involved.

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

The table below provides information with respect to the Bank’s compliance with its regulatory capital requirements at the dates indicated.

	Actual		Regulatory Requirements for Capital Adequacy Purposes		Regulatory Requirements to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2008:
Total Capital (to Risk Weighted Assets)	$21,585	10.45%	$16,532	8.00%	$20,665	10.00%
Tier 1 Capital (to Risk Weighted Assets)	19,572	9.56	8,266	4.00	12,399	6.00
Tier 1 Leverage	19,572	7.63	10,352	4.00	12,940	5.00

As of June 30, 2007:
Total Capital (to Risk Weighted Assets)	$20,091	10.31%	$15,589	8.00%	$19,487	10.00%
Tier 1 Capital (to Risk Weighted Assets)	18,981	9.74	7,795	4.00	11,692	6.00
Tier 1 Leverage	18,981	7.57	10,030	4.00	12,537	5.00

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

For purposes of these restrictions, an “undercapitalized institution” is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMELS rating). A “significantly undercapitalized” institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A “critically undercapitalized” institution is defined as a depository institution that has a ratio of “tangible equity” to total assets of less than 2.0%. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any examination rating category. At June 30, 2008, the Bank was classified as well capitalized under Federal Reserve regulations.

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

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to acquire and hold specified amounts of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Atlanta stock at June 30, 2008 of $2.2 million.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of between $9.3 million and $43.9 million, plus 10% on the remainder. The first $9.3 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of June 30, 2008, the Bank met its reserve requirements.

The monetary policies and regulations of the Federal Reserve Board have a significant effect on the operating results of commercial banks. The Federal Reserve Board’s policies affect the levels of bank loans, investments and deposits through its open market operation in United States government securities, its regulation of the interest rate on borrowings from Federal Reserve Banks and its imposition of nonearning reserve requirements on all depository institutions, such as the Bank, that maintain transaction accounts or non-personal time deposits.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under this risk-based system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, includes more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit was approximately $188,000, of which $47,000 remains unused as of June 30, 2008. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the four quarters ending June 30, 2008 averaged 1.12 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which remains unchanged from 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future although increases are likely given recent bank failures and increases in the numbers of problem institutions.

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

The Bank’s payment of dividends is also subject to the Federal Reserve Board’s Regulation H, which provides that a state member bank may not pay a dividend if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for the year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or to a fund for the retirement of preferred stock, unless the bank has received the prior approval of the Federal Reserve Board. The previously referenced prompt corrective action requirements prohibit dividends where the Bank would be “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized” after the dividend. Additionally, both the Commissioner and the Federal Reserve Board has the authority to prohibit the payment of dividends by a Maryland commercial bank when it determines such payment to be an unsafe and unsound banking practice. Finally, the Bank is not able to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the remaining balance of the liquidation account established in connection with its conversion in April 1996 from mutual to stock form. See Note 10 of the Notes to Consolidated Financial Statements appearing in Item 7 of this Annual Report on Form 10-K.

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

Limits on Loans to One Borrower. The Bank has chosen to be subject to federal law with respect to limits on loans to one borrower. Generally, under federal law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed 15% of the unimpaired capital and surplus of the commercial bank, plus an additional 10% if secured by specified “readily marketable collateral.” The Bank’s lending limit to one borrower as of June 30, 2008 was $3.2 million.

Transactions with Related Parties. Transactions between a state member bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state member bank is any company or entity, which controls, is controlled by or is under common control with the state member bank. In a holding company context, at a minimum, the parent holding company of a state member bank and any companies which are controlled by such parent holding company are affiliates of the state member bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Certain types of covered transactions must be collateralized according to a schedule set forth in the statute based on the type of collateral.

State member banks are also subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve’s Regulation O on loans to executive officers, directors and principal stockholders (“insiders”). Under Section 22(h), aggregate loans to directors, executive officers and greater than 10% stockholders may not exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to insiders of a state member bank, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus; however loans aggregating to $500,000 or more always require such approval. Further, Section 22(h) requires that loans to insiders be made on terms substantially the same as offered in comparable transactions to other persons with an exception for loans made to a bank-wide benefit or compensation program that does not give preference to insiders. Section 22(g) of the Federal Reserve Act places further restrictions on the types of loans that can be made to executive officers.

Additionally, Maryland statutory law imposes restrictions on certain transactions with affiliated persons of Maryland commercial banks. Generally, under Maryland law, a director, officer or employee of a commercial bank may not borrow, directly or indirectly, any money from the bank, unless the loan has been approved by a resolution adopted at and recorded in the minutes of the board of directors of the bank, or the executive committee of the bank, if that committee is authorized to make loans. If such a loan is approved by the executive committee, the loan approval must be reported to the board of directors at its next meeting. Certain commercial loans made to non-employee directors of a bank and certain consumer loans made to nonofficer and nondirector employees of the bank are exempt from the statute’s coverage.

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

Taxation

For fiscal year 2008, the Company’s maximum federal income tax rate was 34%. The Company and the Bank, together with the Bank’s subsidiary, to date have not filed a consolidated federal income tax return for the fiscal year ended June 30, 2008.

The Bank’s federal income tax returns have been audited through June 30, 1995. The Company’s tax returns have never been audited.

State Income Taxation. The State of Maryland imposes an income tax of approximately 7.00% on income measured substantially the same as federally taxable income, except that U.S. Government interest is not fully taxable. Effective July 1, 2008, the rate increased to 8.25%.

For additional information regarding taxation, see Note 8 of Notes to Consolidated Financial Statements.

Item 1A. Risk Factors

This item is not applicable as the Company is a smaller reporting company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location and certain additional information regarding the Bank’s offices at June 30, 2008.

	Year Opened	Owned or Leased	Net Book Value at June 30, 2008	Approximate Square Footage
	(Dollars in thousands)
Headquarters and Branch Office
1301 Merritt Boulevard	1970	Owned	$395	9,600
Dundalk, Maryland 21222

Branch Office
2028 Joppa Road
Baltimore, Maryland 21234	2007	Leased	3,003	7,000

Branch Office
7802 Harford Road
Baltimore, Maryland 21234	1979	Owned	220	2,000

Branch Office
821 W. 36th Street
Baltimore, Maryland 21211	1988	Owned	110	1,100

Branch Office
12128 Long Green Pike
Glen Arm, Maryland 21057	1988	Leased	22	1,400

Branch Office
11630 Glen Arm Road
Glen Arm, Maryland 21057	2006	Leased	—	400

The net book value of the Bank’s investment in premises and equipment totaled $4.2 million at June 30, 2008. See Note 4 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2008, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiary is a party or to which any of their properties is subject which are currently expected to result in a material loss.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The information contained under the section captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2008 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b) Not applicable.

(c) The Company did not repurchase any shares of its common stock during the fourth quarter of the fiscal year ended June 30, 2008.

Item 6. Selected Financial Data

The information contained in the section captioned “Selected Consolidated Financial and Other Data” in the Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

The financial statements contained in the Annual Report and listed in Item 15 hereof are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants in Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control Over Financial Reporting

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Patapsco Bancorp, Inc. (the Company) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on the best estimates and judgments of management.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the company’s financial reporting and the preparation and presentation of financial statements for external reporting purposes in conformity with accounting principles generally accepted in the United States of America, as well as to safeguard assets from unauthorized use or disposition. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audit with actions taken to correct potential deficiencies as they are identified. Because of inherent limitations in any internal control system, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2008 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the forgoing criteria, management has concluded that, as of June 30, 2008, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Michael J. Dee	/s/ William C. Wiedel, Jr.
Michael J. Dee President and Chief Executive Officer	William C. Wiedel, Jr. Senior Vice President and Chief Financial Officer

September 26, 2008

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Proposal I - Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

Executive Officers

The information relating to executive officers of the Company is incorporated herein by reference to the section captioned “Proposal I - Election of Directors - Executive Officers Who Are Not Directors” in the Proxy Statement.

Corporate Governance

Information regarding the Company’s Audit Committee and audit committee financial expert is incorporated herein by reference to the section captioned “Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee” in the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

With respective information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Compliance Reporting” in the Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company has adopted a written code of ethics, which applies to all employees and Directors. The Company intends to disclose any amendments to or waivers from our Code of Ethics applicable to any senior financial officers on our website at http://www.patapscobank.com or in a report on Form 8-K. A copy of the Code of Ethics is available, without charge, upon written request to Douglas H. Ludwig, Secretary, Patapsco Bancorp, Inc., 1301 Merritt Boulevard, Dundalk, Maryland 21222-2194.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Director Compensation” and “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders of Voting Securities” in the Proxy Statement.

(b) Security Ownership of Management. Information with respect to security ownership of management required by this item is incorporated herein by reference to the section captioned “Security Ownership of Management” in the Proxy Statement.

(c) Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	62,819	$6.29	60,484
Equity compensation plans not approved by security holders	—	—	—

Total	62,819	$6.29	60,484

Item 13. Certain Relationships and Related Transactions; and Director Independence

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

Corporate Governance

With respect to the information regarding director independence, the section captioned “Proposal I – Election of Directors” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13 to this Annual Report on Form 10-K):

Report of Registered Independent Accounting Firm

Consolidated Statements of Financial Condition as of June 30, 2008 and 2007

Consolidated Statements of Income for the Years Ended June 30, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended June 30, 2008 and 2007

Notes to Consolidated Financial Statements

(2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and also constitutes the Exhibit Index.

No.	Description
3.1	Articles of Incorporation of Patapsco Bancorp, Inc. and Articles Supplementary (1)

3.2	Bylaws of Patapsco Bancorp, Inc., as amended (2)

4	Form of Common Stock Certificate of Patapsco Bancorp, Inc. (3)

10.1	Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan† (4)

10.2	Form of Severance Agreement by and between The Patapsco Bank and John McClean, Francis Broccolino and William Peters† (5)

10.3	Form of Amended and Restated Severance Agreement by and between The Patapsco Bank and Laurence S. Mitchell and Frank J. Duchacek, Jr.† (6)

10.4	Patapsco Bancorp, Inc. 2000 Stock Option and Incentive Plan† (1)

10.5	Patapsco Bancorp, Inc. 2004 Stock Incentive Plan† (7)

10.6	Employment Agreement by and between The Patapsco Bank and Michael J. Dee† (8)

10.7	Severance Agreement by and between The Patapsco Bank and William C. Wiedel, Jr.† (8)

13	Annual Report to Stockholders for the Fiscal Year Ended June 30, 2008

21	Subsidiaries of the Registrant

23	Consent of Beard Miller Company LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

†	Management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000 (File No. 0-28032).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K for the event on July 23, 2008, filed with the SEC on July 25, 2008 (File No. 0-28032).
(3)	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A (File No. 0-28032).
(4)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1996 (File No. 0-28032).
(5)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005 (File No. 0-28032).
(6)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB/A for the year ended June 30, 2006 filed on December 6, 2006 (File No. 0-28032).
(7)	Incorporated herein by reference from the Company’s Registration Statement on Form S-8 (File No. 333-122300).
(8)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 (File No. 0-28032).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATAPSCO BANCORP, INC.
September 26, 2008
	By:	/s/ Michael J. Dee
Michael J. Dee
President and Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Dee	September 26, 2008
Michael J. Dee
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ William C. Wiedel, Jr.	September 26, 2008
William C. Wiedel, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Thomas P. O’Neill	September 26, 2008
Thomas P. O’Neill
Chairman of the Board

Douglas H. Ludwig
Director and Secretary

/s/ Nicole N. Glaeser	September 26, 2008
Nicole N. Glaeser
Director

/s/ William R. Waters	September 26, 2008
William R. Waters
Director

/s/ Gary R. Bozel	September 26, 2008
Gary R. Bozel
Director

/s/ J. Thomas Hoffman	September 26, 2008
J. Thomas Hoffman
Director