Form 10-Q
period 2008-09-30
PATAPSCO BANCORP INC
filed 2008-11-14
CIK 1003961

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10 - Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 12, 2008, the issuer had 1,862,559 shares of Common Stock issued and outstanding.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

($ in thousands except for share data)	September 30, 2008	June 30, 2008
Assets
Cash:
On hand and due from banks	$5,306	$4,617
Federal funds sold	—	2,473

Cash and Cash equivalents	5,306	7,090
Interest bearing deposits in other banks	1,047	2,103
Securities, available for sale	8,157	9,601
Loans receivable, net of allowance for loan losses of $1,836 and $1,834, respectively	232,607	227,514
Investment in securities required by law, at cost	2,872	2,649
Property and equipment, net	4,137	4,178
Goodwill and core deposit intangible	3,238	3,251
Accrued interest and other assets	5,024	4,908

Total assets	$262,388	$261,294

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Non interest bearing deposits	$11,184	$13,113
Interest bearing deposits	180,379	184,773

Total Deposits	191,563	197,886
Accrued expenses and other liabilities	1,718	1,717
Short-term Debt	10,554	—
Long-term Debt	34,300	37,300
Subordinated Debentures	5,000	5,000

Total liabilities	243,135	241,903

Stockholders’ equity:
Common stock $0.01 par value: authorized 4,000,000 shares: issued and outstanding 1,862,559 and 1,861,855 shares, respectively	18	18
Additional paid in capital	7,368	7,346
Obligation under Deferred Compensation	449	442
Deferred Comp contra	(78)	(78)
Retained income, substantially restricted	11,762	11,851
Accumulated other comprehensive loss, net of taxes	(266)	(188)

Total stockholders’ equity	19,253	19,391

Total liabilities and stockholders’ equity	$262,388	$261,294

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands except for per share data)	For Three Months Ended September 30,
	2008	2007
Interest income:
Loans receivable, including fees	$3,990	$4,133
Securities, including securities required by law	140	181
Federal funds sold and other investments	15	26

Total interest income	4,145	4,340

Interest expense:
Deposits	1,361	1,576
Short-term debt	40	65
Long-term debt	442	515

Total interest expense	1,843	2,156

Net interest income	2,302	2,184
Provision for loan losses	250	150

Net interest income after provision for loan losses	2,052	2,034
Non-interest income:
Fees and service charges	188	182
Gain on sale of other repossessed assets	10	—
Other	30	25

Total non-interest income	228	207
Non-interest expenses:
Compensation and employee benefits	1,236	1,044
Professional fees	71	163
Equipment expense	95	87
Net occupancy expense	149	145
Advertising	7	19
Data processing	98	74
Amortization of core deposit intangible	13	13
Telephone, postage & delivery	69	67
Other	237	187

Total non-interest expense	1,975	1,799

Income before provision for income taxes	305	442
Provision for income taxes	116	263

Net Income	$189	$179

Basic earnings per share	$0.10	$0.09

Diluted earnings per share	$0.10	$0.09

Cash dividends declared per common share	$0.07	$0.07

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For Three Months Ended September 30,
($ in thousands)	2008	2007
Net income	$189	$179
Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities available-for-sale, net of taxes of $(51), and $70, respectively	(78)	112

Comprehensive income	$111	$291

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended,
($ in thousands)	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net Income	$189	$179
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	9	11
Amortization of deferred loan origination (fees) costs	7	(9)
Provision for loan losses	250	150
Depreciation	86	92
Amortization of core deposit intangible	13	13
Increase in cash value of life insurance	(20)	(18)
Increase in accrued interest and other assets	(39)	(60)
Non-cash compensation under stock-based benefit plan	22	20
(Decrease) increase in accrued expenses and other liabilities	(147)	67

Net cash provided by operating activities	370	445

Cash flows from investing activities:
Net decrease in interest bearing deposits in other banks	1,056	169
Proceeds from maturity of investments and principal payments on mortgage-backed securities	1,814	1,426
Purchase of securities available for sale	(503)	—
Loan principal disbursements, net of repayments	(5,356)	(1,828)
Purchase of consumer loans	—	(202)
Purchase of investments required by law	(234)	(157)
Redemption of investments required by law	11	—
Purchase of property and equipment	(45)	(8)

Net cash used in investing activities	(3,257)	(600)

Cash flows from financing activities:
Net decrease in deposits	(5,049)	(34)
Decrease in advance payments by borrowers	(1,272)	(1,198)
Net increase in short-term borrowings	10,554	7,700
Proceeds from long-term borrowings	8,000	13,500
Payment on long-term borrowings	(11,000)	(17,700)
Cash received from exercise of stock options	—	40
Repurchase of common shares due to ESOP put options exercised	—	(659)
Dividends paid	(130)	(131)

Net cash provided by financing activities	1,103	1,518

Net increase (decrease) in cash and cash equivalents	(1,784)	1,363
Cash and cash equivalents at beginning of period	7,090	6,563

Cash and cash equivalents at end of period	$5,306	$7,926

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,971	$1,993
Income taxes paid	168	100

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1: Principles of Consolidation

The consolidated financial statements include the accounts of Patapsco Bancorp, Inc. (the “Company” or “Patapsco Bancorp”) and its wholly-owned subsidiary, The Patapsco Bank (the “Bank”). The Patapsco Bank’s wholly owned subsidiaries are Prime Business Leasing and Patapsco Financial Services, Inc. All inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2: The Patapsco Bank

The Bank is regulated by The Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) and The State of Maryland. The primary business of the Bank is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans, consumer loans and commercial business loans. The Bank competes with other financial and mortgage institutions in attracting and retaining deposits and originating loans.

Note 3: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-K for the year ended June 30, 2008.

Note 4: Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and due from banks and short-term investments, with an original maturity of 90 days or less, which consist of federal funds sold.

Note 5: Regulatory Capital Requirements

At September 30, 2008, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at September 30, 2008.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$21,703	10.30%	$16,859	8.00%	$21,074	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$19,867	9.43%	$8,430	4.00%	$12,645	6.00%
Tier 1 Capital (to Average Assets)	$19,867	7.75%	$10,257	4.00%	$12,821	5.00%

The following table summarizes the Bank’s regulatory capital position at June 30, 2008.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$21,585	10.45%	$16,532	8.00%	$20,665	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$19,752	9.56%	$8,266	4.00%	$12,399	6.00%
Tier 1 Capital (to Average Assets)	$19,752	7.63%	$10,352	4.00%	$12,940	5.00%

Note 6: Earnings Per Share

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended September 30,
(in thousands except for per share data)	2008	2007
Net Income	$189	$179
Basic EPS shares	1,921	1,905
Basic EPS	$0.10	$0.09
Dilutive shares	4	26
Diluted EPS shares	1,925	1,931
Diluted EPS	$0.10	$0.09

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

Note 8: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $2,138,000 of standby letters of credit as of September 30, 2008 and $2,055,000 outstanding as of June 30, 2008. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2008 and June 30, 2008 for guarantees under standby letters of credit issued is not material.

Note 9: Recent Accounting Pronouncements

FASB Statement No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Effective July 1, 2008, the Company adopted FASB Statement No. 157 without material impact to the consolidated financial statements.

FASB Statement No. 159

In February 2007, the Financial Accounting Standards Board issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” FASB Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The Company adopted FASB Statement No. 159 on July 1, 2008 and did not elect the fair value option for any financial assets or financial liabilities at that time.

EITF 06-11

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. EITF 06-11 did not have an impact on our consolidated financial statements.

EITF 06-04

At its September 2007 meeting, the EITF reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion—1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12, if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company adopted EITF 06-04 on July 1, 2008, which resulted in a cumulative effect adjustment of $148,000 charge to retained earnings. In addition, the benefit expense to be recorded for the year ending June 30, 2009 will approximate $17,000.

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

SAB 110

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company adopted SAB 110 without material impact to the consolidated financial statements.

FSP 157-2

In December 2007, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of FASB Statement No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company has elected to defer in accordance with FSP 157-2.

FSP 142-3

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, “Business Combinations,” and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

EITF 08-5

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

FSP 157-3

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the period ended September 30, 2008.

Note 10: Share-Based Compensation

A summary of share option activity for the three month period ended September 30, 2008 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000s)
Outstanding at June 30, 2008	20,832	$6.29	3.1	$19
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Balance at September 30, 2008	20,832	$6.29	2.9	$9

Exercisable at September 30, 2008	20,832	$6.29

A summary of the status of the Company’s non-vested shares as of September 30, 2008 is presented below:

	Common Shares	Weighted Average Grant-Date Fair Value
Non-vested as of June 30, 2008	12,649	$13.71
Awards Granted, July 2008	3,250	7.10
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2008	15,899	$12.36

As of September 30, 2008 there was $75,000 of total unrecognized compensation costs related to non-vested share-based compensation. The cost is expected to be recognized over a weighted average period of 30 months. At grant date, vesting of the shares was “cliff” vesting at the end of either a two or three year period. Compensation expense totaling $17,000 has been recognized in the three month period ended September 30, 2008 as a result of these awards. In addition, $5,000 in compensation expense was incurred for the quarter ended September 30, 2008 associated with the issuance of restricted stock which vested immediately.

Note 11: Termination of Merger Agreement

On January 3, 2008, Patapsco Bancorp, Inc. and Bradford Bancorp, Inc. announced that they have mutually terminated the Agreement and Plan of Merger that the parties previously executed on March 19, 2007. Pursuant to the termination agreement, Bradford Mid-Tier Company has agreed to pay Patapsco Bancorp a termination fee of $2.0 million payable in the form of a promissory note. This $2.0 million was recognized as income in the quarter ended March 31, 2008. The promissory note matures on December 31, 2008 and provides for interest equal to the prime rate plus one percent. On August 1, 2008, this rate increased to the prime rate plus three percent. The termination agreement also provides for a mutual release of claims in connection with the merger.

This note receivable is currently paying in accordance with the note agreement. Bradford Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on September 19, 2008 with respect to an offering of shares of common stock. In that Registration Statement, Bradford Bancorp, Inc. disclosed that if it successfully completed the offering, it would use a portion of the net offering proceeds to pay off the note receivable. Bradford Bancorp, Inc. further disclosed that if it is unable to complete the offering, it will be unable to pay off the note when it matures on December 31, 2008. If that were to occur, the note would need to be restructured.

Note 12: Fair Value Measurements

Effective July 1, 2008, the Company adopted SFAS No. 157 – “Fair Value Measurements” (“SFAS No. 157”). This statement defined the concept of fair value, established a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. SFAS No. 157 applies only to fair value measurements required or permitted under current accounting pronouncements, but does not require any new fair value measurements. Under FASB Staff Position No. 157-2, portions of SFAS No. 157 have been deferred until years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statement on a recurring basis. Therefore, the Company has partially adopted the provisions of SFAS No. 157. Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets. The disclosure’s emphasis is on the inputs used to measure fair value and the effect on the measurement on earnings for the period. The adoption of SFAS No. 157 did not have any effect on the Company’s financial position or results of operations.

The Company has an established and documented process for determining fair values. Fair value is based on quoted market prices, when available. If listed prices or quotes are not available, fair value is based on fair value models that use market participant or independently sourced market data, which include discount rate, interest rate yield curves, prepayment speeds, bond ratings, credit risk, loss severities, default rates, and expected cash flow assumptions. In addition, valuation adjustments may be made in the determination of fair value. These fair value adjustments may include amounts to reflect counterparty credit quality, creditworthiness, liquidity, and other unobservable inputs that are applied consistently over time. These adjustments are estimated and therefore, subject to managements’ judgment, and at times, may be necessary to mitigate the possibility of error or revision in the model-based estimate of the fair value provided by the model. The Company has various controls in place to ensure that the valuations are appropriate, including review and approval of the valuation models, benchmarking, comparison to similar products, and reviews of actual cash settlements. The methods described above may produce fair value calculations that may not be indicative of the net realizable value or reflective of future fair values. While the Company believes its valuation methods are consistent with other financial institutions, the use of different methods or assumptions to determine fair values could result in different estimates of fair value.

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based on the inputs used to value the particular asset or liability at the measurement date. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted process of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Each financial instrument’s level assignment within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement for that particular category.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

Securities Available for Sale

Fair values of investment securities are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are generally classified within Level 2 of the valuation hierarchy.

The following table presents the financial instruments measured at fair value on a recurring basis as of September 30, 2008 on the Condensed Consolidated Statement of Condition utilizing the SFAS No. 157 hierarchy discussed on the previous pages:

	At September 30, 2008
($ in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$8,157	$—	$8,157	$—

Nonrecurring fair value changes

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis, but are subject to fair value in certain circumstances, such as when there is evidence of impairment that may require write downs. The write-downs for the Company’s more significant assets or liabilities measured on a non-recurring basis are based on the lower of amortized cost or estimated fair value.

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. All non-accrual loans are considered impaired. The measurement of impaired loans is based on the present value of the expected cash flows discounted at the historical effective interest rate, the market price of the loan, or the fair value of the underlying asset.

Foreclosed Assets

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to other assets owned. These assets are carried at lower of cost or fair value of the collateral, less cost to sell.

Impaired loans are classified as Level 3 within the valuation hierarchy.

	At September 30, 3008
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans	$2,655	$—	$—	$2,655

($ in thousands)	Impaired Loans
Balance at June 30, 2008	$2,655
Total net gains for the year	—
Net transfers in/out of Level 3	—

Balance at September 30, 2008	$2,655

Net realized gains included in net income for the year to date relating to assets and liabilities held at September 30, 2008	$—

Note 13: Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (collectively referred to as “Statement 114”), the Company determines and recognizes impairment of certain loans. A loan is determined to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including past-due interest. The Company generally considers a period of delay in payment to include delinquency up to and including 90 days. Statement 114 requires that impairment in a loan be measured at the present value of its expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Comparison of Financial Condition at September 30, 2008 and June 30, 2008

Patapsco Bancorp’s assets increased by $1.1 million, or 0.4% to $262.4 million at September 30, 2008 from $261.3 million at June 30, 2008. Net loans grew by $5.1 million or 2.2% to $232.6 million at September 30, 2008 from $227.5 million at June 30, 2008. Growth in commercial business loans of $1.6 million, residential mortgage loans of $3.3 million, commercial real estate loans of $3.2 million, commercial leases of $0.2 million and consumer loans of $0.6 million, offset a decrease in construction loans of $3.8 million. Securities available for sale decreased by $1.4 million to $8.2 million at September 30, 2008 from $9.6 million at June 30, 2008 as maturities of $1.5 million and amortization of the mortgage-backed securities of $0.4 million were replaced by new purchases of investment securities of $0.5 million.

Interest-bearing deposits decreased $4.4 million, or 2.4%, to $180.4 million at September 30, 2008 from $184.8 million at June 30, 2008. Noninterest-bearing deposits decreased $1.9 million, or 14.7%, to $11.2 million at September 30, 2008 from $13.1 million at June 30, 2008. Short-term borrowings increased to $10.6 million at September 30, 2008 funding loans and maturities of long-term borrowings from the Federal Home Loan Bank of Atlanta which decreased by $3.0 million to $34.3 million at September 30, 2008 from $37.3 million at June 30, 2008.

The $138,000 decrease in stockholders’ equity resulted from dividends declared on common stock of $130,000, a decrease in the market value of available for sales securities, net of tax, of $78,000 and the adoption of Emerging Issues Task Force (“EITF”) Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” amounting to a $148,000 charge, partially offset by net income for the quarter of $189,000.

Comparison of Operating Results for the Quarter Ended September 30, 2008 and September 30, 2007

Net Income. Patapsco Bancorp’s net income increased by $10,000 or 5.6%, to $189,000 for the quarter ended September 30, 2008 from $179,000 for the quarter ended September 30, 2007. The increase in Patapsco Bancorp’s net income during the three-month period was due to higher net interest income and a lower effective tax rate which more than offset a higher loan loss provision and operating expenses.

Net Interest Income. Patapsco Bancorp’s net interest income increased by $118,000, or 5.4%, to $2.3 million for the quarter ended September 30, 2008 compared to $2.2 million for the same quarter in 2007. The increase in net interest income during the comparable three-month period was primarily due to growth in average earning assets of $4.8 million or 2.0% to $244.9 million for the current quarter. In addition, the net interest margin increased 10 basis points to 3.74% in the quarter ended September 30, 2008 from 3.64% in the quarter ended September 30, 2007. The improvement in the net interest margin was driven by a 67 basis point decline the average rate paid on interest bearing liabilities which more than offset the 54 basis point decrease in the yield on earning assets.

Interest Income. Total interest income decreased by $195,000, or 4.5%, to $4.1 million for the quarter ended September 30, 2008 from $4.3 million for the quarter ended September 30, 2007. Higher average balances of interest earning assets were more than offset by lower yields. The yield on earning assets decreased by 54 basis points to 6.69% in the quarter ended September 30, 2008 compared to 7.23% in the quarter ended September 30, 2007 due to the impact of lower short term interest rates in the current quarter on the prime based products within the Company’s loan portfolio.

Interest income on loans receivable decreased by $143,000, or 3.5%, to $4.0 million for the quarter ended September 30, 2008 from $4.1 million for the quarter ended September 30, 2007. The decrease in interest income on loans receivable during the three-month period was due to a 62 basis point decline in the yield earned on the loan portfolio due to the reason stated above. The decrease in yield more than offset the impact of the $9.0 million, or 4.1%, growth in average loan balances to $230.6 million during the three months ended September 30, 2008 from $221.6 million for the same period in 2007.

Interest income on investment securities, including investments required by law, decreased by $41,000 or 22.7% as the average balance decreased $3.5 million. Interest income on federal funds sold and other investments decreased $11,000 or 42.3% to $15,000, as average balances outstanding decreased $0.7 million and the yield declined 84 basis points consistent with the decline in short term market rates.

Interest Expense. Total interest expense decreased by $313,000, or 14.5%, to $1.8 million for the quarter ended September 30, 2008 from $2.2 million for the quarter ended September 30, 2007 due to lower rates paid on interest-bearing liabilities. Interest expense on deposits decreased by $215,000 or 13.6% to $1.4 million from $1.6 million due to lower rates paid on deposits. While the competitive environment for deposits remained intense during the current quarter the repricing of maturing higher rate certificates of deposit drove overall deposit rates lower. Average deposit volumes grew $4.3 million or 2.4% to $182.1 million for the quarter ended September 30, 2008 versus $177.7 million for the previous year’s corresponding quarter.

Interest expense on short-term borrowings decreased $25,000, or 38.5%, to $40,000 at September 30, 20008 from $65,000 due to the lower short term market rates. Interest expense on long-term borrowings decreased $73,000, or 14.2%, due to the repricing of maturing FHLB advances at lower rates.

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to the Company’s average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and cost of liabilities for the periods and at the dates indicated. Dividing income or expense by the average daily balance of assets or liabilities, respectively, derives such yields and costs for the periods presented. Average balances are derived from daily balances.

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

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$230,635	$3,990	6.84%	$221,625	$4,133	7.46%
Investment and mortgage-backed securities(2)	11,665	140	4.79	15,179	181	4.77
Short-term investments and other interest-earning assets	2,574	15	2.30	3,314	26	3.14

Total interest-earning assets	244,874	4,145	6.69	240,118	4,340	7.23
Non-interest-earning assets	16,199			14,339

Total assets	$261,073			$254,457

Interest-bearing liabilities:
Deposits (3)	$182,058	1,361	2.97	$177,734	1,576	3.55
Short-term borrowings	5,932	40	2.63	4,750	65	5.45
Long-term borrowings	39,550	442	4.38	39,712	515	5.18

Total interest-bearing liabilities	227,540	1,843	3.21	222,196	2,156	3.88

Non-interest-bearing liabilities	14,126			13,499

Total liabilities	241,666			235,795
Total Equity	19,407			18,762

Total liabilities and equity	$261,073			$254,457

Net interest income		$2,302			$2,184

Net interest margin			3.74%			3.64%

Interest rate spread			3.48%			3.35%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.62%			108.07%

(1)	Includes nonaccrual loans.
(2)	Includes investments required by law
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

The provision for loan losses was $250,000 in the quarter ended September 30, 2008, compared to $150,000 for the quarter ended September 30, 2007. The increase in the provision is primarily due to higher net charge-offs in the commercial leasing and consumer loan portfolios. Patapsco Bancorp’s allowance for loan losses as a percentage of total loans outstanding was relatively flat during the quarter at 0.78% of total loans as of September 30, 2008 versus 0.80% at June 30, 2008. Patapsco Bancorp’s allowance for loan losses as a percentage of nonperforming loans was 69.2% at September 30, 2008 as compared to 72.4% at June 30, 2008. Patapsco Bancorp has concluded, after analyzing the nonperforming loan portfolio and the factors mentioned above, that the allowance is adequate.

The following table shows the activity in the allowance for loan losses.

	Three Months Ended September 30
($ in thousands)	2008	2007
Allowance for loan losses, beginning of period	$1,834	$1,110
Provision for loan losses	250	150
Loans Charged Off:
Consumer	188	49
Real Estate	0	—
Commercial Loan	0	—
Commercial Lease	79	78

Total Charge-Offs	267	127

Recoveries:
Consumer	14	12
Real Estate	0	—
Commercial Loan	1	2
Commercial Lease	4	6

Total Recoveries	19	20

Allowance for loan losses, end of period	$1,836	$1,153

Ratio of net charge-offs (annualized) to average loans outstanding during the period	0.43%	0.19%

Ratio of allowance to nonperforming loans	69.15%	195.70%

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated.

($ in thousands)	September 30, 2008	June 30, 2008
Loans accounted for on a non-accrual basis (1)
Real Estate:
Residential	$116	$81
Commercial	—	—
Construction	1,998	1,989
Consumer	23	6
Commercial Loan/Lease	518	457

Total	2,655	2,533
Accruing loans that are contractually past due 90 days or more	—	—

Total	—	—
Total non-performing loans	$2,655	$2,533

Nonperforming loans to total loans	1.13%	1.10%

Troubled debt restructuring	$1,550	$1,550
Other non-performing assets (2)	$—	$7

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other nonperforming assets represent property acquired by Patapsco Bancorp through foreclosure or repossession.

At September 30, 2008, nonaccrual loans included two land acquisition and development loans totaling $1.5 million, not including a commitment to fund an additional $200,000, a residential construction loan with a balance of $505,000, two home equity line of credit loans totaling $116,000, six commercial equipment leases totaling $69,000 and three consumer loans with a balance of $23,000. Additionally, there were five commercial loans totaling $449,000, of which one loan totals $35,000 and is 75% SBA guaranteed. Two additional commercial business loans were written down to their SBA guaranteed amount of $209,000.

During the twelve months ended June 30, 2008, the Company modified the terms of one real estate construction loan in the amount of $1.55 million in a troubled debt restructuring. The original terms were modified to defer a portion of interest to the end of the loan term in order to lessen the near term cash requirements of the borrowers’ obligations. The Company currently expects to collect all principal and interest of this loan based on the modified loan terms.

The Company accepted a $2 million note receivable from Bradford Bancorp, Inc. as payment for the merger termination fee. See Note 11, “Termination of Merger Agreement,” to the consolidated financial statements. This note receivable is currently paying in accordance with the note agreement. Bradford Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on September 19, 2008 with respect to an offering of shares of common stock. In that Registration Statement, Bradford Bancorp, Inc. disclosed that if it successfully completed the offering, it would use a portion of the net offering proceeds to pay off the note receivable. Bradford Bancorp, Inc. further disclosed that if it is unable to complete the offering, it will be unable to pay off the note when it matures on December 31, 2008. If that were to occur, the note would need to be restructured.

Noninterest Income. Patapsco Bancorp’s noninterest income consists of deposit fees, service charges, income from bank owned life insurance (“BOLI”) and gains. Total noninterest income increased by $21,000, or 10.1%, to $228,000 for the quarter ended September 30, 2008 from $207,000 for the quarter ended September 30, 2007. The increase was primarily a result of gain on sale of repossessed property.

Noninterest Expenses. Total noninterest expenses increased by $176,000, or 9.8%, to $1.98 million for the quarter ended September 30, 2008 from $1.80 million for the quarter ended September 30, 2007. Compensation costs increased $192,000 or 18% as staffing returned to normal levels in the current quarter. In the prior year’s quarter, open positions were not filled in anticipation of the merger with Bradford Bancorp, Inc. Increased equipment, data processing and other expenses were partially offset by decreases in professional fees and advertising expense. For the quarter ended September 30, 2007, professional fees included $109,000 of merger related legal and accounting fees.

The Company anticipates a significant increase in the cost of federal deposit insurance from current levels of five to seven basis points. The FDIC has recently proposed to increase the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the quarter ended March 31, 2009 and to between 10 and 14 basis points thereafter. Assessment rates could be further increased if an institution’s FHLB advances exceed 15% of deposits.

Income Taxes. Income tax expense was $116,000 (or 38.0% of pre-tax income) and $263,000 (or 59.5% of pre-tax income) for the periods ended September 30, 2008 and 2007, respectively. The large decrease in the effective tax rate is a result of the non-deductibility of the aforementioned merger-related professional fees for the prior year’s quarter.

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

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At September 30, 2008, the Company’s cash on hand and interest-bearing deposits totaled $6.4 million. In addition, the Company has approximately $8.2 million of investment securities classified as available-for-sale, none of which are pledged.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $30.8 million and unused lines of credit of $11.7 million. Certificates of deposit that are scheduled to mature in less than one year at September 30, 2008 totaled $75.2 million. Historically, a high percentage of maturing deposits have remained with the Company.

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $845,000 for the payment of common dividends, as well as, interest payments on the $5.0 million in subordinated debentures. The only source of funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the holding company from the bank is limited by the earnings of the bank. At September 30, 2008 the holding company had cash on hand and interest bearing deposits of $155,000.

The Bank had $70.3 million in borrowing capacity with the Federal Home Loan Bank of Atlanta, with $43.8 million in borrowings outstanding, at September 30, 2008. These borrowings are secured by the Bank’s stock in the Federal Home Loan Bank of Atlanta and other eligible assets. In addition, the Bank has a $5.1 million line of credit, none of which was outstanding at September 30, 2008, with The Silverton Bank of Atlanta, Georgia.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	September 30, 2008	June 30, 2008
	($ in thousands)
Commitments to originate new loans	$30,806	$20,087
Undisbursed lines of credit	11,738	11,787
Financial standby letters of credit	2,138	2,055

As discussed in Note 5 - Regulatory Capital Requirements, the Bank exceeded all regulatory minimum capital requirements.

Recent Developments

The Company is considering participation in the Capital Purchase Program (the “CPP”) established by the United States Department for the Treasury under the Emergency Economic Stabilization Act (the “EESA”), pursuant to which the Treasury Department may purchase 5% perpetual Senior Preferred Stock of the Company, and warrants to purchase common stock. If the Company determines to participate, and is permitted to participate, in the CPP, it estimates that the maximum amount of Senior Preferred Stock which it would be eligible to issue is approximately $6.3 million.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund, including requiring riskier institutions to pay a larger share of the premiums. An increase in premium assessment would increase the Company’s expenses. The EESA included a provision for an increase in the amount of deposits insured by FDIC to $250,000 until December 2009. On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits. Companies have the option to opt out of this program. The Company has chosen to not opt out. The incremental cost to the Company will be immaterial.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4T.	Controls and Procedures

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

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

None.

Item 1.A.	Risk Factors

This item is not applicable as the Company is a smaller reporting company.

Item 2.	Unregistered sales of equity securities and use of proceeds

None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security-Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATAPSCO BANCORP, INC.

Date: November 14, 2008	/s/ Michael J. Dee
Michael J. Dee
President and Chief Executive Officer

/s/ William C. Wiedel, Jr.
William C. Wiedel, Jr.
Senior Vice President and Chief Financial Officer