Form 10-Q
period 2008-12-31
PATAPSCO BANCORP INC
filed 2009-02-13
CIK 1003961

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10 - Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 13, 2009, the issuer had 1,864,974 shares of Common Stock issued and outstanding.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	December 31, 2008	June 30, 2008
($ in thousands except for per share data)
Assets:
Cash and Cash Equivalents:
On hand and due from banks	$4,971	$4,617
Federal funds sold	5,024	2,473

Cash and Cash equivalents	9,995	7,090
Interest bearing deposits in other banks	1,672	2,103
Securities, available for sale	8,912	9,601
Loans receivable, net of allowance for loan losses of $2,900 and $1,834, respectively	232,864	227,514
Investment in securities required by law, at cost	2,715	2,649
Property and equipment, net	4,107	4,178
Goodwill and core deposit intangible	3,225	3,251
Accrued interest and other assets	5,600	4,908

Total assets	$269,090	$261,294

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Non interest bearing deposits	$9,312	$13,113
Interest bearing deposits	187,572	184,773

Total Deposits	196,884	197,886
Accrued expenses and other liabilities	1,898	1,717
Short-term debt	3,000	—
Long term debt	37,300	37,300
Subordinated debentures	5,000	5,000

Total liabilities	244,082	241,903

Stockholders’ Equity:
Preferred Stock—Series A Cumulative Perpetual; $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $1,000 per share; 6,000 and -0- outstanding, respectively	5,664	—
Warrant Preferred Stock—Series B Cumulative Perpetual; $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $1,000 per share; 300 and -0- outstanding, respectively	338	—
Common stock; $0.01 par value: authorized 4,000,000 shares: issued and outstanding 1,864,974 and 1,861,855 shares, respectively	19	18
Additional paid in capital	7,383	7,346
Obligation under Deferred Compensation	450	442
Deferred Comp contra	(78)	(78)
Retained income, substantially restricted	11,262	11,851
Accumulated other comprehensive loss, net of taxes	(30)	(188)

Total stockholders’ equity	25,008	19,391

Total liabilities and stockholders’ equity	$269,090	$261,294

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For Six Months Ended December 31,		For Three Months Ended December 31,
	2008	2007	2008	2007
($ in thousands except for per share data)
Interest income:
Loans receivable, including fees	$7,984	$8,337	$3,994	$4,204
Securities, including securities required by law	272	355	132	174
Federal funds sold and other investments	27	73	12	47

Total interest income	8,283	8,765	4,138	4,425
Interest expense:
Deposits	2,739	3,203	1,378	1,627
Short-term debt	66	166	26	101
Long-term debt	872	1,025	430	511

Total interest expense	3,677	4,394	1,834	2,239
Net interest income	4,606	4,371	2,304	2,186
Provision for loan losses	1,560	600	1,310	450

Net interest income after provision for loan losses	3,046	3,771	994	1,736
Non-interest income:
Fees and service charges	364	369	176	186
Gain on sale of other repossessed assets	10	—	—	—
Other	52	46	22	22

Total non-interest income	426	415	198	208
Non-interest expenses:
Compensation and employee benefits	2,451	2,062	1,215	1,018
Professional fees	142	330	71	167
Equipment expense	170	165	75	78
Net occupancy expense	301	278	152	134
Advertising	34	26	27	6
Data processing	226	144	128	70
Amortization of core deposit intangible	26	26	13	13
Telephone, postage & delivery	139	123	70	56
Other	480	390	243	202

Total non-interest expense	3,969	3,544	1,994	1,744

Income/(loss) before income taxes	(497)	642	(802)	200
Provision/(benefit) for income taxes	(203)	399	(319)	136

Net Income/(loss)	(294)	243	(483)	64
Preferred Stock dividends	13	—	13	—

Net Income/(Loss) Available for Common Shareholders	$(307)	$243	$(496)	$64

Basic earnings/(loss) per share	$(0.16)	$0.13	$(0.26)	$0.03

Diluted earnings/(loss) per share	$(0.16)	$0.13	$(0.26)	$0.03

Cash dividends declared per common share	$0.07	$0.07	$0.00	$0.00

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For Six Months Ended December 31,		For Three Months Ended December 31,
	2008	2007	2008	2007
($ in thousands)
Net income/(loss)	$(294)	$243	$(483)	$64
Other comprehensive income, net of tax:
Unrealized net holding gains on securities available-for-sale net of taxes of $103, $114, $154, and $43, respectively	158	181	236	69

Comprehensive income/(loss)	$(136)	$424	$(247)	$133

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended,
	December 31, 2008	December 31, 2007
($ in thousands)
Cash flows from operating activities:
Net income/(loss)	$(294)	$243
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Amortization of premiums and discounts, net	18	21
Amortization of deferred loan origination fees	1	(19)
Provision for loan losses	1,560	600
Depreciation	168	181
Amortization of core deposit intangible	26	26
Increase in cash surrender value of life insurance	(36)	(37)
Increase in accrued interest and other assets	(751)	(393)
Non-cash compensation under stock-based benefit plan	47	42
Increase/(Decrease) in accrued expenses and other liabilities	138	(161)

Net cash provided by operations	877	503

Cash flows from investing activities:
Net decrease in interest bearing deposits in other banks	431	258
Proceeds from maturity of investments and principal payments on mortgage backed securities	2,579	1,734
Purchase of securities available for sale	(1,636)	—
Loan principal disbursements, net of repayments	(6,924)	(5,766)
Purchase of consumer loans	0	(461)
Purchase of investments required by law	(224)	(157)
Redemption of investments required by law	158	0
Purchase of premises and equipment	(97)	(25)

Net cash used by investing activities	(5,713)	(4,417)

Cash flows from financing activities:
Net increase in deposits	118	4,249
Decrease in advance payments by borrowers	(1,116)	(1,090)
Net increase in short-term borrowings	3,000	7,700
Proceeds from long-term borrowings	17,500	13,500
Payment on long-term borrowings	(17,500)	(17,700)
Cash received from the issuance of preferred stock	5,661	0
Cash received from the issuance of warrant preferred stock	339	0
Cash received from exercise of stock options	0	75
Repurchase of common shares due to ESOP put options exercised	0	(659)
Dividends paid	(261)	(131)

Net cash provided by financing activities	7,741	5,944
Net increase in cash and cash equivalents	2,905	2,030
Cash and cash equivalents at beginning of period	7,090	5,060

Cash and cash equivalents at end of period	$995	$7,090

Interest paid on deposits and borrowed funds	$3,740	$4,149
Income taxes paid	310	555

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

Note 3: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form

10-Q and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-K for the year ended June 30, 2008.

Note 4: Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and due from banks and short-term investments, with an original maturity of 90 days or less, which consist of federal funds sold.

Note 5: Preferred Stock

On December 19, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 6,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference of $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase an additional $300,000 in preferred stock (“Series B preferred stock”), for an aggregate purchase price of $6.0 million.

The Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 1, 2014, the dividend rate will increase to 9% per annum. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A preferred stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date. Prior to February 15, 2012, the Company may redeem shares of Series A preferred stock only if it has received aggregate gross proceeds of not less than $ 1,500,000 from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Company form such offerings. The redemption of the Series A preferred stock requires prior regulatory approval.

On December 19, 2008 Treasury exercised all of the warrants on the Series B preferred stock at the exercise price of $0.01 per share. The Series B preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 9% per annum. The Series B preferred stock may not be redeemed until all the Series A preferred stock has been redeemed.

The Series A preferred stock and Series B preferred stock were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Neither the Series A preferred stock nor the Series B preferred stock will be subject to any contractual restrictions on transfer.

Note 6: Regulatory Capital Requirements

At December 31, 2008, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at December 31, 2008.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
	Amount	%	Amount	%	Amount	%
($ in thousands)
Total Capital (to Risk Weighted Assets)	$25,099	11.83%	$16,977	8.00%	$21,222	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$22,447	10.58%	$8,489	4.00%	$12,733	6.00%
Tier 1 Capital (to Average Assets)	$22,447	8.56%	$10,494	4.00%	$13,117	5.00%

The following table summarizes the Bank’s regulatory capital position at June 30, 2008.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
	Amount	%	Amount	%	Amount	%
($ in thousands)
Total Capital (to Risk Weighted Assets)	$21,585	10.45%	$16,532	8.00%	$20,665	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$19,752	9.56%	$8,266	4.00%	$12,399	6.00%
Tier 1 Capital (to Average Assets)	$19,752	7.63%	$10,352	4.00%	$12,940	5.00%

Note 7: Earnings/(Loss) Per Share

The following table presents a summary of per share data and amounts for the periods indicated.

	Six Months Ended December 31,		Three Months Ended December 31,
	2008	2007	2008	2007
(in thousands except for per share data)
Net Income/(Loss) Available for Common Shareholders, as Reported	($307)	$243	($496)	$64
Basic EPS shares	1,919	1,913	1,919	1,896
Basic EPS	($0.16)	$0.13	($0.26)	$0.03
Dilutive shares	0	23	0	19
Diluted EPS shares	1,919	1,936	1,919	1,915
Diluted EPS	($0.16)	$0.13	($0.26)	$0.03

Note 8: Goodwill and Intangible Assets

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

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1,504,000 of standby letters of credit as of December 31, 2008 and $2,055,000 outstanding as of June 30, 2008. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of December 31, 2008 and June 30, 2008 for guarantees under standby letters of credit issued is not material.

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

International Financial Reporting Standards

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

FSP FAS 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

EITF 08-6

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

EITF 08-7

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, “Accounting for Defensive Intangible Assets”. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 required an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. This new pronouncement will impact the Company’s accounting for any defensive intangible assets acquired in a business combination completed beginning January 1, 2009.

Note 11: Share-Based Compensation

A summary of share option activity for the six month period ended December 31, 2008 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000s)
Outstanding at June 30, 2008	20,832	$6.29	3.1	$19
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Balance at December 31, 2008	20,832	$6.29	2.6	$0

A summary of the activity in the Company’s non-vested shares as of December 31, 2008 is presented below:

	Common Shares	Weighted Average Grant-Date Fair Value
Non-Vested as of June 30, 2008	12,649	$13.71
Awards Granted, July 2008	3,250	7.10
Vested	(2,415)	13.71
Forfeited	—	—

Non-vested at December 31, 2008	13,484	$12.12

As of December 31, 2008, there was $60,000 of total unrecognized compensation costs related to non-vested share-based compensation. The cost is expected to be recognized over a weighted average period of 13 months. At grant date, vesting of the shares was “cliff” vesting at the end of a three year period. Compensation expense totaling $36,000, $19,000, $35,000 and $18,000 in the six and three month periods ending December 31, 2008 and 2007, respectively, has been recognized as a result of these awards.

Note 12: Termination of Merger Agreement

On January 3, 2008, Patapsco Bancorp, Inc. and Bradford Bancorp, Inc. announced that they have mutually terminated the Agreement and Plan of Merger that the parties previously executed on March 19, 2007. Pursuant to the termination agreement, Bradford Mid-Tier Company agreed to pay Patapsco Bancorp a termination fee of $2.0 million payable in the form of a promissory note. This $2.0 million was recognized as income in the quarter ended March 31, 2008. The promissory note matured on December 31, 2008, at which point Bradford Mid-Tier Company renewed the note. The renewed promissory note matures on December 31, 2011 and provides for interest equal to the prime rate but no less than 3.25%. In the event Bradford Mid-Tier Company elects to defer interest payments in 2010 or 2011, the interest rate will be increased to the prime rate plus 0.70%. Repayment of this debt is guaranteed by the FDIC under the FDIC’s Temporary Liquidity Guarantee Program.

Note 13: Fair Value Measurements

Effective July 1, 2008, the Company adopted SFAS No. 157—“Fair Value Measurements” (“SFAS No. 157”). This statement defined the concept of fair value, established a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. SFAS No. 157 applies only to fair value measurements required or permitted under current accounting pronouncements, but does not require any new fair value measurements. Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets. The disclosure’s emphasis is on the inputs used to measure fair value and the effect on the measurement on earnings for the period. The adoption of SFAS No. 157 did not have any effect on the Company’s consolidated financial position or results of operations.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our December 31, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of consolidated operations or financial condition as of and for the period ended December 31, 2008.

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

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based on the inputs used to value the particular asset or liability at the measurement date. The three levels are defined as follows:

•	Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The following table presents the financial instruments measured at fair value on a recurring basis as of December 31, 2008 on the Condensed Consolidated Statement of Condition utilizing the SFAS No. 157 hierarchy discussed above:

	At December 31, 2008
	Total	Level 1	Level 2	Level 3
	($ in thousands)
Securities available for sale	$8,912	$—	$8,912	$—

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

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. All non-accrual loans are considered impaired. The measurement of impaired loans is based on the present value of the expected cash flows discounted at the historical effective interest rate, the market price of the loan, or the fair value of the underlying collateral. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $3.9 million less their specific valuation allowances of $594,000 as determined under SFAS 114. The increase in the allowance of $594,000 resulted in an impairment charge of $594,000, which was included in earnings.

Foreclosed Assets

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to other assets owned. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. The Company had foreclosed assets with a balance of $0 at December 31, 2008.

Impaired loans are classified as Level 3 within the valuation hierarchy.

	At December 31, 3008
	Total	Level 1	Level 2	Level 3
($ in thousands)
Impaired Loans	$3,692	$—	$—	$3,692

Note 14: Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by Statement 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures” (collectively referred to as “Statement 114”), the Company determines and recognizes impairment of certain loans. A loan is determined to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during an insignificant period of delay in payment if the Company expects to collect all amounts due, including past-due interest. The Company generally considers a period of delay in payment to include delinquency up to and including 90 days. Statement 114 requires that impairment in a loan be measured at the present value of its expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Statement 114 is generally applicable for all loans except large groups of smaller-balance homogeneous loans that are evaluated collectively for impairment, including residential first and second mortgage loans and consumer installment loans. Impaired loans are therefore generally comprised of commercial mortgage, real estate development, and certain restructured residential loans. In addition, impaired loans are generally loans which management has placed in non-accrual status since loans are placed in non-accrual status on the earlier of the date that management determines that the collection of principal and/or interest is in doubt or the date that principal or interest is 90 days or more past-due.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of the probable losses in the loan and lease portfolio can vary significantly from amounts that actually occur.

Comparison of Financial Condition at December 31, 2008 and June 30, 2008

Patapsco Bancorp’s assets increased by $7.8 million, or 3.0% to $269.1 million at December 31, 2008 from $261.3 million at June 30, 2008. Net loans grew by $5.5 million or 2.4% to $232.9 million at December 31, 2008 from $227.5 million at June 30, 2008. Growth in commercial mortgage loans of $4.8 million, commercial business loans of $2.2 million and residential mortgage loans of $2.0 million offset decreases in construction loans of $1.6 million, commercial leases of $0.9 million and consumer loans of $0.1 million. The decrease in commercial equipment leasing balances is a result of the Company’s decision to cease origination of this product in October 2008. Securities available for sale decreased by $689,000 to $8.9 million at December 31, 2008 from $9.6 million at June 30, 2008 as maturities of $2.0 million and amortization of the mortgage-backed securities of $0.6 million were replaced by new purchases of investment securities of $1.5 million.

Interest-bearing deposits increased $2.8 million, or 1.5%, to $187.6 million at December 31, 2008 from $184.8 million at June 30, 2008. Noninterest-bearing deposits decreased $3.8 million, or 29%, to $9.3 million at December 31, 2008 from $13.1 million at June 30, 2008. The pay-out of mortgage escrow funds accounted for $1.1 million of this decline. Short-term borrowings increased to $3.0 million at December 31, 2008 funding loans and the slight decline in deposits. Long-term borrowings from the Federal Home Loan Bank of Atlanta were flat at $37.3 million at December 31, 2008 and June 30, 2008.

For the six month period ending December 31, 2008, stockholders’ equity grew $5.6 million to $25.0 million as the Company completed the sale of 6,000 Shares of Preferred stock, Series A under the TARP Capital Purchase Program for $6 million from the U.S. Treasury. The Preferred Stock carries a 5% annual dividend yield for five years, and 9% thereafter. In addition, the Treasury has received and exercised warrants to purchase an additional $300,000 of preferred stock. These preferred shares carry a 9% annual dividend. Stockholders’ equity also grew as a result of the improvement in the market value of available for sale securities, net of tax, by $158,000. Partially offsetting these increases was a $589,000 decline in retained earnings due to the year to date loss applicable to common shareholders of $307,000, the adoption of Emerging Issues Task Force (“EITF”) Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” amounting to a $148,000 charge and declared dividends amounting to $130,000.

Comparison of Operating Results for the Quarter and Six Months Ended December 31, 2008 and December 31, 2007

Net Income. Patapsco Bancorp recorded a net loss applicable to common shareholders of $496,000 for the quarter ended December 31, 2008 compared to net income of $64,000 for the quarter ended December 31, 2007. The loss was due to an $860,000 increase in the loan loss provision which totaled $1.3 million in the current quarter compared to $450,000 in the same quarter in 2007. Quarterly net interest income grew $118,000 or 5.4% to $2.3 million while operating expenses increased $250,000 or 14.3% to $2.0 million from $1.7 million last year. For the six months ended December 31, 2008, the Company recorded a net loss applicable to common shareholders of $307,000 compared to net income of $243,000 for the same period in 2007 as the loan loss provision increased $960,000 to $1.6 million in the current period versus $600,000 in the same period of the prior year.

Net Interest Income. The Company’s net interest income increased by $118,000 or 5.4% to $2.3 million for the quarter ended December 31, 2008 from $2.2 million for the quarter ended December 31, 2007. Net interest income increased by $235,000 or 5.4% to $4.6 million for the six months ended December 31, 2008 from $4.4 million during the six months ended December 31, 2007. The increases in net interest income during the comparable three and six-month periods were primarily due to lower rates of interest paid on interest bearing liabilities. As shown in the tables below, the Company’s net interest margin has grown in both the six and three month periods as the cost of funding has decreased more than the yield earned on interest bearing assets.

Interest Income. Total interest income decreased by $287,000 or 6.5% to $4.1 million for the quarter ended December 31, 2008 compared to $4.4 million in the quarter ended December 31, 2007. Total interest income decreased by $482,000 or 5.5% to $8.3 million for the six months ended December 31, 2008 compared to $8.8 million in the six months ended December 31, 2007. The decreases in interest income during the comparable three and the six month periods were due to lower rates of interest earned, which more than offset the increase in volume of earning assets.

Interest income on loans receivable decreased by $210,000 or 5.0% to $4.0 million for the quarter ended December 31, 2008 from $4.2 million for the quarter ended December 31, 2007. Interest income on loans receivable decreased by $353,000 or 4.2% to $8.0 million for the six months ended December 31, 2008 from $8.3 million for the six months ended December 31, 2007. The decreases in interest income on loans receivable during both the three and six-month periods were due to lower yields, more than offsetting higher average balances. The lower yields were primarily the result of the impact of dramatically lower market rates on the variable rate portion of the loan portfolio as well as an 83% increase in the level of non-accrual loans.

Interest income on investment and mortgage-backed securities decreased by $42,000 or 24.1% to $132,000 and by $83,000 or 23.4% to $272,000 in the three and six month periods ended December 31, 2008, respectively due to both lower average balances outstanding and lower yields. The Company has redirected pay-downs in the mortgage-backed securities portfolio and maturities in the investment portfolio into the loan portfolio.

Interest income on federal funds sold and other investments decreased by $35,000 or 74.4% to $12,000 for the quarter ended December 31, 2008 from $47,000 for the quarter ended December 31, 2007. Interest income on federal funds sold and other investments decreased by $46,000 or 63.0% to $27,000 for the six months ended December 31, 2008 from $73,000 for the six months ended December 31, 2007. The decreases in the three month and six month periods were due to lower rates of interest earned offsetting higher average balances.

Interest Expense. Total interest expense decreased by $405,000 or 18.1% to $1.8 million for the quarter ended December 31, 2008 from $2.2 million for the quarter ended December 31, 2007. Total interest expense decreased $717,000 or 16.3% to $3.7 million for the six-month period ended December 31, 2008 from $4.4 million for the six-month period ended December 31, 2007. The decrease in interest expense during the comparable three and six-month periods is due to lower rates paid on interest bearing liabilities, which more than offset the higher level of average balances.

Interest expense on deposits decreased by $249,000 or 15.3% to $1.4 million for the quarter ended December 31, 2008 from $1.6 million for the quarter ended December 31, 2007. Interest expense on deposits decreased by $464,000 or 14.5% to $2.7 million from $3.2 million for the six months ended December 31, 2007. The decrease in interest expense on deposits in both the quarterly and year to date periods is due to lower rates paid on deposit accounts more than offsetting higher average balances. The lower average rates were primarily the result of certificates of deposit repricing at lower rates, and secondarily due to lower money market deposit rates.

Interest expense on short-term borrowings decreased by $75,000 or 74.3% to $26,000 in the quarter ended December 31, 2008 from $101,000 in the quarter ended December 31, 2007. Interest expense on short-term borrowings decreased $100,000 or 60.2% to $66,000 in the six-months ended December 31, 2008 from $166,000 in the six-months ended December 31, 2007. The decreases in the comparable three and six month periods were due to both lower average balances outstanding and lower rates of interest paid.

Interest expense on long-term borrowings decreased by $81,000 or 15.9% to $430,000 for the quarter ended December 31, 2008 from $511,000 for the quarter ended December 31, 2007. Interest expense on long-term borrowings decreased by $153,000 or 14.9% to $872,000 from $1,025,000 for the six months ended December 31, 2007. The decreases in interest expense in the comparable three and six month periods were due to both lower average balances outstanding and lower rates of interest paid. The lower rates paid on borrowings was consistent with the drop in market rates since last year.

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

	Six Months Ended December 31,
	2008			2007
	Average Balance	Interest	Average Rate(1)	Average Balance	Interest	Average Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, including fees (2)	$232,781	$7,984	6.78%	$223,572	$8,337	7.46%
Securities, including securities required by law	11,692	272	4.65%	14,937	355	4.75%
Federal funds sold and other investments	3,891	27	1.38%	3,142	73	4.71%

Total interest earning assets	248,364	8,283	6.59%	241,651	8,765	7.25%
Non-interest-earning assets	15,980			15,494

Total assets	$264,344			$257,145

Interest-bearing liabilities:
Interest bearing deposits	$185,042	2,739	2.94%	$179,344	3,203	3.57%
Short-term debt	4,908	66	2.62%	6,225	166	5.33%
Long-term debt	40,778	872	4.19%	39,656	1,025	5.17%

Total interest-bearing liabilities	230,728	3,677	3.16%	225,225	4,394	3.90%

Non-interest-bearing liabilities	13,772			13,193

Total liabilities	244,500			238,418
Stockholders’ equity	19,844			18,727

Total liabilities and stockholders’ equity	$264,344			$257,145

Net interest income		$4,606			$4,371

Interest rate spread			3.43%			3.35%

Net Interest margin			3.69%			3.62%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.64%			107.29%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

	Three Months Ended December 31,
	2008			2007
	Average Balance	Interest	Average Rate(1)	Average Balance	Interest	Average Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, including fees (2)	$234,638	$3,994	6.73%	$226,087	$4,204	7.44%
Securities, including securities required by law	11,718	132	4.50%	14,695	174	4.73%
Federal funds sold and other investments	5,240	12	0.92%	4,094	47	4.64%

Total interest earning assets	251,596	4,138	6.50%	244,876	4,425	7.23%
Non-interest-earning assets	16,020			14,957

Total assets	$267,616			$259,833

Interest-bearing liabilities:
Interest bearing deposits	$188,026	1,378	2.92%	$180,953	1,627	3.60%
Short-term borrowings	3,883	26	2.62%	7,700	101	5.26%
Long-term borrowings	42,006	430	4.10%	39,600	511	5.17%

Total interest-bearing debt	233,915	1,834	3.11%	228,253	2,239	3.92%

Non-interest-bearing debt	13,419			12,887

Total liabilities	247,334			241,140
Stockholders’ equity	20,282			18,693

Total liabilities and stockholders’ equity	$267,616			$259,833

Net Interest Income		$2,304			$2,186

Interest rate spread			3.39%			3.30%

Net interest margin			3.64%			3.57%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.56%			107.28%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

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

The provision for loan losses was $1.3 million in the quarter ended December 31, 2008, compared to $450,000 for the quarter ended December 31, 2007. The increase in the provision is due to several factors. Non-accrual loans increased $1.9 million or 82% to $4.3 million at December 31, 2008 from $2.3 million at December 31, 2007. Net charge-offs increased 98% to $246,000 in the current quarter from $124,000 in the same quarter of the prior year. In addition, economic activity slowed significantly in the current quarter as the U.S. economy officially entered into a recession. This has resulted in increased stress on the Company’s loan portfolio, which has also led to a higher than normal level of loan modifications that have allowed our customers to better service their loans.

Patapsco Bancorp’s allowance for loan losses as a percentage of total loans outstanding grew to 1.23% of total loans as of December 31, 2008 versus 0.80% at June 30, 2008. Patapsco Bancorp’s allowance for loan losses as a percentage of nonperforming loans was 67.7% at December 31, 2008 as compared to 72.4% at June 30, 2008. Patapsco Bancorp has concluded, after a thorough analysis of the nonperforming loan portfolio, watch list loans, delinquencies and the factors mentioned above, that the allowance is adequate at December 31, 2008.

Activity in the allowance for loan losses is as follows (dollars in thousands):

	Six Months Ended December 31,		Three Months Ended December 31,
	2008	2007	2008	2007
Allowance for loan losses,
Beginning of period	$1,834	$1,110	$1,836	$1,153
Provision for loan losses	1,560	600	1,310	450
Loans charged-off:
Consumer	283	125	95	76
Real Estate	1	—	1	—
Commercial loan	—	16	—	16
Commercial lease	280	121	201	43

Total charge-offs	564	262	297	135
Recoveries:
Consumer	38	20	24	8
Real Estate	—	—	—	—
Commercial loan	2	3	1	1
Commercial lease	30	7	26	1

Total recoveries	70	30	51	10

Allowance for loan losses,
End of period	$2,900	$1,478	$2,900	$1,478

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated (dollars in thousands):

	At December 31, 2008	At June 30, 2008
Loans accounted for on a non-accrual basis: (1)
Real estate:
Residential	$118	$81
Commercial	635	—
Construction	1,998	1,989
Consumer	20	6
Commercial Loan/Lease	1,515	457

Total	$4,286	$2,533

Accruing loans which are contractually past due 90 days or more	$—	$—

Total non-performing loans	$4,286	$2,533

Non-performing loans to total loans	1.82%	1.10%

Troubled debt restructurings	$2,254	$1,550

Other non-performing assets (2)	$—	$7

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other non-performing assets represent property acquired by the Company through foreclosure or repossession.

At December 31, 2008, nonaccrual loans included two land acquisition and development loans totaling $1.5 million, not including a commitment to fund an additional $154,000, a residential construction loan with a balance of

$505,000, two home equity line of credit loans totaling $118,000, six commercial equipment leases totaling $162,000 and five consumer loans with a balance of $20,000. Additionally, there were six commercial loans totaling $1.4 million. Two loans totaling $1.0 million represent businesses whose cash flows have been negatively impacted by the economy and account for the increase in commercial business non-accrual loans. Both loans are well collateralized. In addition, there are two commercial business loans, the balance of which have been written down to their SBA guaranteed amount of $209,000. Finally, there is one commercial mortgage totaling $635,000, which is suffering from decreased rental income. This loan is considered well collateralized.

During the six months ended December 31, 2008, the Company modified the terms of one commercial business loan, which is guaranteed by the SBA, in the amount of $704,000 in a troubled debt restructuring. The original terms were modified to reduce the interest rate for three years and extend the term in order to lessen the near term cash requirements of the borrowers’ obligations. The Company currently expects to collect all principal and interest of this loan based on the modified loan terms.

The Company accepted a $2 million note receivable from Bradford Mid-Tier Company as payment for the merger termination fee. See Note 11, “Termination of Merger Agreement,” to the consolidated financial statements. Effective December 31, 2008, Bradford Mid-Tier Company renewed the note payable to the Company. The renewed promissory note matures on December 31, 2011 and provides for interest equal to the prime rate but no less than 3.25%. In the event Bradford Mid-Tier Company elects to defer interest payments in 2010 or 2011, the interest rate will be increased to the prime rate plus 0.70%. Repayment of this debt is guaranteed by the FDIC under the FDIC’s Temporary Liquidity Guarantee Program.

Noninterest Income. Patapsco Bancorp’s noninterest income consists of deposit fees, service charges, income from bank owned life insurance (“BOLI”) and gains. Total noninterest income decreased by $10,000, or 4.8%, to $198,000 for the quarter ended December 31, 2008 from $208,000 for the quarter ended December 31, 2007. The decrease was primarily a result of a decline in deposit service fees. For the six months ended December 31, 2008, noninterest income increased $11,000 or 2.7% to $426,000 due primarily to a $10,000 gain on sale of repossessed assets.

Noninterest Expenses. Total noninterest expenses increased by $250,000, or 14.3%, to $1.99 million for the quarter ended December 31, 2008 from $1.74 million for the quarter ended December 31, 2007. Compensation costs increased $197,000 or 19% as staffing returned to normal levels over the past three quarters. Also included in the current quarter is $68,000 of severance expense associated with the decision to cease origination of commercial leases. In the prior year’s quarter, open positions were not filled in anticipation of the merger with Bradford Bancorp, Inc. Data processing costs increased $58,000 or 83% due to a conversion of the Company’s primary operating systems in the current quarter. Other expenses increased $40,000 or 20% due to several smaller items. Advertising costs rose $21,000 or 350% as they start to return to normal subsequent to the merger with Bradford Bancorp. having been terminated. Partially offsetting these increases, professional fees declined $96,000 or 58% as merger related legal and accounting fees inflated the prior year amount. For the six months ended December 31, 2008, noninterest expenses increased $425,000 or 12% to $4.0 million from $3.5 million in the same period of the prior year. Similar trends as in the current quarter were prevalent in the six month period.

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

Income Taxes. The Company recorded an income tax benefit of $319,000 (or 39.8% of pre-tax loss) for the quarter ended December 31, 2008 versus expense of $136,000 (or 68% of pre-tax income) in the same quarter last year. For the six months ended December 31, 2008 the Company recorded a tax benefit of $203,000 versus expense of $399,000 in the same period of the prior year. The unusually high effective tax rate in the prior year’s quarter and six month period is a result of the non-deductibility of the merger-related professional fees incurred in those periods.

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

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At December 31, 2008, the Company’s cash on hand and Federal funds sold totaled $10.0 million. In addition, the Company had approximately $1.7 million in interest-bearing deposits and $8.9 million of mortgage-backed and investment securities classified as available-for-sale, none of which were pledged.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $25.2 million. These funds will be internally generated, raised through deposit operations, or borrowed. Certificates of deposit that are scheduled to mature in less than one year at December 31, 2008 totaled $85.6 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company, as the holding company for the Bank, has an annual cash requirement to pay dividends on its common stock and its $5.0 million in subordinated debentures. In January 2009, the Board of Directors declared a regular cash dividend of $0.02 per share to common stockholders, which represents a 74% decrease in the dividend compared to previous quarters. The Board of Directors determined that in these challenging times, the prudent decision was to reduce the dividend in order to preserve capital while still distributing a portion of the Company’s core earnings to stockholders. Based on this lower dividend amount, the Company’s annual cash requirement for dividends on common stock and subordinated debentures totals approximately $473,000. In addition, during December of 2008, the Company issued $6.0 million in 5.0% preferred stock and $300,000 in 9.0% warrant preferred stock to the U.S. Treasury, with a stated annual dividend requirement of $327,000. The primary source of funds for the holding company is dividends from the Bank, as well as earnings on its investments. The amount of dividends that can be paid to the holding company from the bank is limited by the earnings and capital position of the bank. As of December 31, 2008, the holding company had cash on hand of $2.9 million.

As discussed in Note 5—Regulatory Capital Requirements, the bank exceeded all regulatory minimum capital requirements.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	December 31, 2008	June 30, 2008
	(dollars in thousands)
Commitments to originate new loans	$25,248	$20,087
Undisbursed lines of credit	10,486	11,787
Financial standby letters of credit	1,504	2,055

Contractual Obligations

The following table sets forth the Company’s contractual obligations as of December 31, 2008:

	< 1 year	1 to 3 Years	4 to 5 Years	Over 5 Years	Total
	(dollars in thousands)
Time Deposits	$85,586	$31,395	$5,328	$290	$122,599
Borrowings, including subordinated debentures	18,200	13,100	—	14,000	45,300
Lease obligations	165	321	310	2,023	2,819

Total Contractual Obligations	$103,951	$44,816	$5,638	$16,313	$170,718

As discussed in Note 5—Regulatory Capital Requirements, the Bank exceeded all regulatory minimum capital requirements.

Recent Developments

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund, including requiring riskier institutions to pay a larger share of the premiums. An increase in premium assessment would increase the Company’s expenses. The Emergency Economic Stabilization Act of 2008 (“EESA”) included a provision for an increase in the amount of deposits insured by FDIC to $250,000 until December 2009. On October 14, 2008, the FDIC announced a new program—the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits. Companies have the option to opt out of this program. The Company has chosen to not opt out. The incremental cost to the Company will be immaterial.

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

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

This item is not applicable as the Company is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The following table sets forth matters that were voted upon at the Company’s Annual Meeting of Stockholder’s held on November 6, 2008:

	Votes For	Votes Against	Broker Non-votes	Abstain
Election of Directors:
Douglas H. Ludwig	1,300,504	183,404	—	—
Thomas P. O’Neill	1,374,590	109,318	—	—
Michael J. Dee	1,366,650	117,258	—	—

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title

10	Form of Amendment No. 1 to the Amended and Restated Severance Agreement by and between The Patapsco Bank and Laurence S. Mitchell and Frank J. Duchacek, Jr.*(1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory plan, contract or arrangement.
(1)	Amended during the quarter ended December 31, 2008 to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations and guidance issued with respect to Section 409A of the Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATAPSCO BANCORP, INC.

Date: February 13, 2009	/S/ MICHAEL J. DEE
Michael J. Dee
President and Chief Executive Officer

/S/ WILLIAM C. WIEDEL, JR.
William C. Wiedel, Jr.
Senior Vice President and Chief Financial Officer