Form 10-Q
period 2009-03-31
PATAPSCO BANCORP INC
filed 2009-05-13
CIK 1003961

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10 - Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 13, 2009, the issuer had 1,864,974 shares of Common Stock issued and outstanding.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

($ in thousands except for share data)	March 31, 2009	June 30, 2008
Assets
Cash and Cash Equivalents:
On hand and due from banks	$5,770	$4,617
Federal funds sold	6,804	2,473

Cash and Cash equivalents	12,574	7,090
Interest bearing deposits in other financial institutions	1,377	2,103
Securities, available for sale	11,478	9,601
Loans receivable, net of allowance for loan losses of $3,635 and $1,834, respectively	228,011	227,514
Investment in securities required by law, at cost	2,816	2,649
Property and equipment, net	4,029	4,178
Goodwill and core deposit intangible	3,212	3,251
Accrued interest and other assets	5,739	4,908

Total assets	$269,236	$261,294

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Non interest bearing deposits	$11,243	$13,113
Interest bearing deposits	186,326	184,773

Total deposits	197,569	197,886
Accrued expenses and other liabilities	1,834	1,717
Short-term debt	3,000	—
Long term debt	37,300	37,300
Subordinated debentures	5,000	5,000

Total liabilities	244,703	241,903

Stockholders’ equity:
Preferred Stock – Series A Cumulative Perpetual; $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $1,000 per share; 6,000 and -0- outstanding, respectively	5,670	—
Warrant Preferred Stock – Series B Cumulative Perpetual; $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $1,000 per share; 300 and -0- outstanding, respectively	336	—
Common stock $0.01 par value: authorized 4,000,000 shares: issued and outstanding 1,864,974 and 1,861,855 shares, respectively	18	18
Additional paid in capital	7,397	7,346
Obligation under Deferred Compensation	453	442
Deferred Comp contra	(78)	(78)
Retained income, substantially restricted	10,818	11,851
Accumulated other comprehensive loss, net of taxes	(81)	(188)

Total stockholders’ equity	24,533	19,391

Total liabilities and stockholders’ equity	$269,236	$261,294

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

($ in thousands except for per share data)	For Nine Months Ended March 31,		For Three Months Ended March 31,
	2009	2008	2009	2008
Interest income:
Loans receivable, including fees	$11,628	$12,397	$3,644	$4,060
Securities, including securities required by law	400	506	128	151
Federal funds sold and other investments	32	143	5	70

Total interest income	12,060	13,046	3,777	4,281

Interest expense:
Deposits	4,009	4,816	1,270	1,613
Short-term debt	89	188	23	22
Long-term debt	1,297	1,558	425	533

Total interest expense	5,395	6,562	1,718	2,168

Net interest income	6,665	6,484	2,059	2,113
Provision for loan losses	2,451	900	891	300

Net interest income after provision for loan losses	4,214	5,584	1,168	1,813

Non-interest income:
Fees and service charges	545	536	181	167
Gain on sale of other repossessed assets	10	5	—	5
Merger Termination Fee	—	2,000	—	2,000
Other	72	83	20	37

Total non-interest income	627	2,624	201	2,209

Non-interest expense:
Compensation and employee benefits	3,514	3,215	1,063	1,153
Professional fees	262	519	120	189
Federal deposit insurance assessments	202	16	184	5
Equipment expense	235	244	65	79
Net occupancy expense	457	421	156	143
Advertising	49	29	15	3
Data processing	309	228	83	84
Amortization of core deposit intangible	39	39	13	13
Telephone, postage & delivery	218	188	79	65
Other	664	700	202	321

Total non-interest expense	5,949	5,599	1,980	2,055

Income/(loss) before provision/(benefit) for income taxes	(1,108)	2,609	(611)	1,967

Provision/(benefit) for income taxes	(447)	958	(244)	559

Net income/(loss)	$(661)	$1,651	$(367)	$1,408
Preferred Stock dividends	51	—	38	—

Net Income/(Loss) Available for Common Shareholders	$(712)	$1,651	$(405)	$1,408

Basic earnings/(loss) per common share	$(0.37)	$0.86	$(0.21)	$0.73

Diluted earnings/(loss) per common share	$(0.37)	$0.85	$(0.21)	$0.73

Cash dividends declared per common share	$0.09	$0.21	$0.02	$0.14

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

($ in thousands)	For Nine Months Ended March 31		For Three Months Ended March 31
	2009	2008	2009	2008
Net income/(loss)	$(661)	$1,651	$(367)	$1,408
Other comprehensive income/(loss), net of tax:
Unrealized net holding gains/(losses) on securities available-for-sale, net of tax expense/(benefit), of $70, $172, ($33), and $55, respectively	107	265	(51)	85

Comprehensive income/(loss)	$(554)	$1,916	$(418)	$1,493

See accompanying notes to financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended,
($ in thousands)	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net Income/(loss)	$(661)	$1,651
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Amortization of premiums and discounts, net	39	36
Amortization of deferred loan origination fees	1	(19)
Provision for loan losses	2,451	900
Depreciation	249	268
Amortization of core deposit intangible	39	39
Increase in cash surrender value of life insurance	(53)	(55)
Increase in accrued interest and other assets	(840)	(204)
Non-cash compensation under stock-based benefit plan	63	48
Merger termination fee earned but not received	0	(2,000)
Increase in accrued expenses and other liabilities	91	686

Net cash provided by operations	1,379	1,350

Cash flows from investing activities:
Net decrease/(increase) in interest bearing deposits in other banks	726	(2,416)
Proceeds from maturity of investments and principal payments on mortgage backed securities	2,957	4,347
Purchase of securities available for sale	(4,681)	0
Net change in loans	(2,970)	177
Purchase of consumer loans	0	(577)
Net increase in investments required by law	(167)	(185)
Purchase of property and equipment	(100)	(29)

Net cash (used)/provided by investing activities	(4,235)	1,317

Cash flows from financing activities:
Net increase in deposits	183	6,282
Decrease in advance payments by borrowers	(494)	(537)
Net increase in short-term borrowings	3,000	0
Proceeds from long-term borrowings	17,500	19,200
Payment on long-term borrowings	(17,500)	(17,700)
Cash received from the issuance of preferred stock	5,661	0
Cash received from the issuance of warrant preferred stock	338	0
Cash received from exercise of common stock options	0	115
Repurchase of common stock due to ESOP Put Options exercised	0	(659)
Common and preferred dividends paid	(348)	(391)

Net cash provided by financing activities	8,340	6,310

Net increase in cash and cash equivalents	5,484	8,997
Cash and cash equivalents at beginning of period	7,090	6,563

Cash and cash equivalents at end of period	$12,574	$15,540

Interest paid on deposits and borrowed funds	$5,538	$6,330
Income taxes paid	380	750

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

Note 3: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-K for the year ended June 30, 2008.

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

The Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 15, 2014, the dividend rate will increase to 9% per annum. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A preferred stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date. Prior to February 15, 2012, the Company may redeem shares of Series A preferred stock only if it has received aggregate gross proceeds of not less than $ 1,500,000 from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Company form such offerings. The redemption of the Series A preferred stock requires prior regulatory approval.

On December 19, 2008, Treasury exercised all of the warrants on the Series B preferred stock at the exercise price of $0.01 per share. The Series B preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 9% per annum. The Series B preferred stock may not be redeemed until all the Series A preferred stock has been redeemed.

The Series A preferred stock and Series B preferred stock were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Neither the Series A preferred stock nor the Series B preferred stock will be subject to any contractual restrictions on transfer.

Note 6: Regulatory Capital Requirements

At March 31, 2009, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at March 31, 2009:

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$24,746	11.97%	$16,544	8.00%	$20,680	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$22,149	10.71%	$8,272	4.00%	$12,408	6.00%
Tier 1 Capital (to Average Assets)	$22,149	8.42%	$10,522	4.00%	$13,152	5.00%

The following table summarizes the Bank’s regulatory capital position at June 30, 2008:

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$21,585	10.45%	$16,532	8.00%	$20,665	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$19,752	9.56%	$8,266	4.00%	$12,399	6.00%
Tier 1 Capital (to Average Assets)	$19,752	7.63%	$10,352	4.00%	$12,940	5.00%

Note 7: Earnings/(Loss) Per Share

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands except for share data)	2009	2008	2009	2008
Net Income/(Loss) available for Common Shareholders, as Reported	$(405)	$1,408	$(712)	$1,651
Basic EPS shares	1,922	1,916	1,921	1,913
Basic EPS	$(0.21)	$0.73	$(0.37)	$0.86
Dilutive shares	0	10	0	19
Diluted EPS shares	1,922	1,926	1,921	1,932
Diluted EPS	$(0.21)	$0.73	$(0.37)	$0.85

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

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1,392,000 of standby letters of credit as of March 31, 2009 and $2,055,000 outstanding as of June 30, 2008. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2009 and June 30, 2008 for guarantees under standby letters of credit issued is not material.

Note 10: Deferred Compensation

EITF Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“the EITF”) stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion—1967.” The EITF concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under FASB Statement No. 106 and, therefore, a liability for the postretirement obligation must be recognized under FASB Statement No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12, if it is not part of a plan. The Company adopted EITF 06-04 on July 1, 2008, which resulted in a cumulative effect adjustment of $148,000 charge to retained earnings. Benefit expense recorded for the three and nine months ending March 31, 2009 totals $4,000 and $12,000, respectively.

Note 11: Recent Accounting Pronouncements

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

FSP 142-3

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R), “Business Combinations,” and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

FSP FAS 157-4

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FASB Statement 157, “Fair Value Measurements,” defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Note 12: Share-Based Compensation

Stock Options

A summary of share option activity for the nine month period ended March 31, 2009 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000s)
Outstanding at June 30, 2008	20,832	$6.29	3.1	$19
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Balance at March 31, 2009	20,832	$6.29	2.4	$0

Stock Incentive Plan

A summary of the status of the Company’s non-vested shares as of March 31, 2009 is presented below:

	Common Shares	Weighted Average Grant-Date Fair Value
Non-Vested as of June 30, 2008	12,649	$13.71
Awards Granted, July 2008	3,250	7.10
Vested	(2,415)	13.71
Forfeited	—	—

Non-Vested at March 31, 2009	13,484	$12.12

As of March 31, 2009 there was $46,000 of total unrecognized compensation costs related to non-vested share-based compensation. The cost is expected to be recognized over a weighted average period of 10 months. At grant date, vesting of the shares was “cliff” vesting at the end of either a two or three year period. Compensation expense totaling $51,000, $14,000, $43,000, and $8,000 in the nine and three month periods ending March 31, 2009 and 2008, respectively, has been recognized as a result of these awards.

Note 13: Termination of Merger Agreement

On January 3, 2008, Patapsco Bancorp, Inc. and Bradford Bancorp, Inc. announced that they mutually terminated the Agreement and Plan of Merger that the parties previously executed on March 19, 2007. Pursuant to the termination agreement, Bradford Mid-Tier Company agreed to pay Patapsco Bancorp a termination fee of $2.0 million payable in the form of a promissory note. This $2.0 million was recognized as income in the quarter ended March 31, 2008. The promissory note matured on December 31, 2008, at which point Bradford Mid-Tier Company renewed the note. The renewed promissory note matures on December 31, 2011 and provides for interest equal to the prime rate but no less than 3.25%. In the event Bradford Mid-Tier Company elects to defer interest payments in 2010 or 2011, the interest rate will be increased to the prime rate plus 0.70%. Repayment of this debt is guaranteed by the FDIC under the FDIC’s Temporary Liquidity Guarantee Program.

Note 14: Fair Value Measurements

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

In December 2007, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities

(non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of FASB Statement No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company has elected to defer in accordance with FSP 157-2 with regards to other real estate owned and goodwill.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately. The application of the provisions of FSP 157-3 did not materially affect our results of consolidated operations or financial condition as of and for the three and nine month periods ended March 31, 2009.

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

The following table presents the financial instruments measured at fair value on a recurring basis as of March 31, 2009 on the Consolidated Statement of Financial Condition utilizing the SFAS No. 157 hierarchy discussed above:

	At March 31, 2009
($ in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$11,478	$—	$11,478	$—

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

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. All non-accrual loans are considered impaired. The measurement of impaired loans is based on the present value of the expected cash flows discounted at the historical effective interest rate, the market price of the loan, or the fair value of the underlying collateral. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $11.2 million less their specific valuation allowances of $1.6 million as determined under SFAS 114. The increase in the allowance of $1.0 million in the quarter ended March 31, 2009 resulted in an impairment charge of $1.0 million, which was included in earnings. The increase in the allowance of $1.6 million in the nine months ended March 31, 2009 resulted in an impairment charge of $1.6 million.

Foreclosed Assets

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to other assets owned at fair value less costs to sell. These assets are subsequently carried at lower of cost or fair value of the collateral, less cost to sell. The Company had foreclosed assets with a balance of $0 at March 31, 2009.

Impaired loans are classified as Level 3 within the valuation hierarchy.

	At March 31, 3009
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans	$9,595	$—	$—	$9,595

Note 15: Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation. There is no impact to the results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at March 31, 2009 and June 30, 2008

Patapsco Bancorp’s assets increased by $7.9 million, or 3.0% to $269.2 million at March 31, 2009 from $261.3 million at June 30, 2008. Net loans grew by $497,000 or 0.2% to $228.0 million at March 31, 2009 from $227.5 million at June 30, 2008. This modest growth in net loans occurred as the allowance for loan losses increased by $1.8 million or 98.2% from $1.8 million at June 30, 2008 to $3.6 million at March 31, 2009. Securities available for sale increased by $1.9 million or 19.6% to $11.5 million at March 31, 2009 from $9.6 million at June 30, 2008 as maturities of $2.0 million and amortization of the mortgage-backed securities of $1.0 million were replaced by new purchases of investment securities of $4.7 million.

Total deposits decreased $317,000, or 0.2%, to $197.6 million at March 31, 2009 from $197.9 million at June 30, 2008. Excluding brokered certificates of deposit which declined $6.7 million during this period, deposits grew $6.4 million or 3.3%. Short-term borrowings increased to $3.0 million at March 31, 2009 funding loan growth and the slight decline in deposits. Long-term borrowings from the Federal Home Loan Bank of Atlanta were flat at $37.3 million at March 31, 2009 and June 30, 2008.

For the nine month period ending March 31, 2009, stockholders’ equity grew $5.1 million to $24.5 million as the Company completed the sale of 6,000 Shares of Preferred stock, Series A under the TARP Capital Purchase Program for $6 million to the U.S. Treasury. The Preferred Stock carries a 5% annual dividend yield for five years, and 9% thereafter. In addition, the Treasury has received and exercised warrants to purchase an additional $300,000 of preferred stock. These preferred shares carry a 9% annual dividend. Stockholders’ equity also grew as a result of the improvement in the market value of available for sale securities, net of tax, by $107,000. Partially offsetting these increases was a $1.0 million decline in retained earnings due to the year to date loss applicable to common shareholders of $712,000, the adoption of Emerging Issues Task Force (“EITF”) Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” amounting to a $148,000 charge and declared common and preferred dividends amounting to $219,000.

Comparison of Operating Results for the Quarter and Nine Months Ended March 31, 2009 and March 31, 2008

Net Income. Patapsco Bancorp’s net income available to common shareholders for the nine month period decreased by $2.4 million from net income of $1.7 million for the quarter ended March 31, 2008 to a net loss of $712,000 for the quarter ended March 31, 2009. Quarterly income available to common shareholders decreased by $1.8 million or 128.8% from net income of $1.4 million for the quarter ended March 31, 2008 to a net loss of $405,000 for the quarter ended March 31, 2009. The prior year periods benefited from the recognition of a $2.0 million merger termination fee. The decline in net income was also attributable to increases in the provision for loan losses which grew $1.6 million or 172.3% to $2.5 million for the nine months ended March 31, 2009 from $900,000 for the nine months ended March 31, 2008 and $591,000 or 197% to $891,000 for the quarter ended March 31, 2009 from $300,000 for the quarter ended March 31, 2008.

Net Interest Income. The Company’s net interest income increased by $181,000 or 2.8% to $6.7 million for the nine months ended March 31, 2009 from $6.5 million for the nine months ended March 31, 2008. Net interest income decreased by $54,000 or 2.6% to $2,059,000 for the quarter ended March 31, 2009 from $2,113,000 during the quarter ended March 31, 2008. The impact of the decline in market interest rates helped the net interest margin as the cost of funds declined by more than the yield on earning assets; however, the impact of non-accrual loans reduced interest income to a greater extent in the current periods versus the prior year’s same periods.

Interest Income. Total interest income decreased by $986,000 or 7.6% to $12.1 million for the nine month period ended March 31, 2009 compared to $13.0 million in the nine month period ended March 31, 2008. Total interest income decreased by $504,000 or 11.8% to $3.8 million for the quarter ended March 31, 2009 compared to $4.3 million for the quarter ended March 31, 2008. The decreases in interest income during the comparable nine and three month periods were due to the decline in the yields on earning assets offset in part by the growth in average earning assets.

Interest income on loans receivable decreased by $769,000 or 6.2% to $11.6 million for the nine months ended March 31, 2009 from $12.4 million for the nine months ended March 31, 2008. Interest income on loans receivable decreased by $416,000 or 10.2% to $3.6 million for the quarter ended March 31, 2009 from $4.1 million for the quarter ended March 31, 2008. The decline in interest income on loans receivable during both the nine and three month periods was consistent with the decline in market interest rates and the increase in the level of non-accrual loans.

Interest income on investment and mortgage-backed securities decreased by $106,000 or 21.0% to $400,000 and by $23,000 or 15.3% to $128,000 in the nine and three month periods ended March 31, 2009, respectively due to both lower average balances outstanding and lower yields.

Interest income on federal funds sold and other investments decreased by $111,000 or 77.3% for the nine months ended March 31, 2009 to $32,000 from $143,000 for the nine months ended March 31, 2008. Interest income on federal funds sold and other investments decreased by $65,000 or 92.9% for the quarter ended March 31, 2009 from $70,000 for the quarter ended March 31, 2008. The decreases in the nine and three month periods were due to lower short-term market rates and lower average balances.

Interest Expense. Total interest expense decreased by $1.2 million or 17.8% to $5.4 million for the nine months ended March 31, 2009 from $6.6 million for the nine months ended March 31, 2008. Total interest expense decreased $450,000 or 20.8% to $1.7 million for the quarter ended March 31, 2009 from $2.2 million for the quarter ended March 31, 2008. The decrease in interest expense during the comparable nine and three month periods is due to lower rates paid on interest bearing liabilities, which more than offset the higher level of average balances.

Interest expense on deposits decreased by $807,000 or 16.8% to $4.0 million for the nine months ended March 31, 2009 from $4.8 million for the nine months ended March 31, 2008. Interest expense on deposits decreased by $343,000 or 21.3% to $1.3 million from $1.6 million for the quarter ended March 31, 2008. The decrease in interest expense on deposits in both the year to date and quarterly periods is due to lower rates paid on deposit accounts more than offsetting higher average balances. The lower average rates were primarily the result of certificates of deposit repricing at lower rates, and secondarily due to lower money market deposit rates.

Interest expense on short-term borrowings decreased by $99,000 or 52.7% to $89,000 for the nine months ended March 31, 2009 from $188,000 for the nine months ended March 31, 2008. The decrease in the comparable nine month periods was due to both lower rates of interest paid and lower average balances outstanding. Interest expense on short-term borrowings increased $1,000 or 4.5% to $23,000 for the quarter ended March 31, 2009 from $22,000 for the quarter ended March 31, 2008. The increase in the comparable quarters was due to higher average balances outstanding offsetting the benefit of lower rates of interest paid.

Interest expense on long-term borrowings decreased by $261,000 or 16.8% to $1.3 million for the nine months ended March 31, 2009 from $1.6 million for the nine months ended March 31, 2008. This decrease is due to the benefit of lower rates of interest paid more than offsetting the effect of higher average balances outstanding. Interest expense on long-term borrowings decreased by $108,000 or 20.3% to $425,000 for the quarter ended March 31, 2009 from $533,000 for the quarter ended March 31, 2008. This decrease is due to both lower average balances outstanding and lower rates of interest paid. The lower rates paid on borrowings was consistent with the drop in market rates since last year.

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

	For The Nine Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, including fees (2)	$233,213	$11,628	6.60%	$224,420	$12,397	7.37%
Investments and mortgage-backed securities	12,029	400	4.43%	14,280	506	4.72%
Federal funds sold and other investments	4,730	32	0.90%	5,132	143	3.73%

Total interest-earning assets	249,972	12,060	6.38%	243,832	13,046	7.13%
Non-interest-earning assets	15,452			15,322

Total assets	$265,424			$259,154

Interest-bearing liabilities:
Interest-bearing deposits	$185,007	4,009	2.89%	$181,024	4,816	3.55%
Short-term borrowings	4,285	89	2.73%	4,745	188	5.27%
Long-term borrowings	41,278	1,297	4.13%	41,047	1,558	5.06%

Total interest-bearing liabilities	230,570	5,395	3.11%	226,816	6,562	3.86%

Non-interest-bearing liabilities	13,345			13,245

Total liabilities	243,915			240,061
Stockholders’ equity	21,509			19,093

Total liabilities and stockholders’ equity	$265,424			$259,154

Net interest income		$6,665			$6,484

Interest rate spread			3.27%			3.28%

Net Interest margin			3.55%			3.55%

Ratio of average interest-earning assets to average interest-bearing liabilities			108.41%			107.50%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

	For The Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, including fees (2)	$234,103	$3,644	6.23%	$226,020	$4,060	6.73%
Investments and mortgage-backed securities	12,720	128	4.02%	12,951	151	4.67%
Federal funds sold and other investments	6,463	5	0.31%	9,156	70	3.04%

Total interest-earning assets	253,286	3,777	5.97%	248,127	4,281	6.90%
Non-interest-earning assets	14,368			5,948

Total assets	$267,654			$254,075

Interest-bearing liabilities:
Interest-bearing deposits	$184,936	1,270	2.79%	$184,423	1,613	3.50%
Short-term borrowings	3,011	23	3.06%	1,752	22	4.96%
Long-term borrowings	42,300	425	4.02%	43,859	533	4.87%

Total interest-bearing debt	230,247	1,718	3.02%	230,034	2,168	3.77%

Non-interest-bearing debt	12,504			5,034

Total liabilities	242,751			235,068
Stockholders’ equity	24,903			19,007

Total liabilities and stockholders’ equity	$267,654			$254,075

Net Interest Income		$2,059			$2,113

Interest rate spread			2.95%			3.13%

Net interest margin			3.30%			3.41%

Ratio of average interest-earning assets to average interest-bearing liabilities			110.01%			107.87%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

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

The provision for loan losses was $891,000 in the quarter ended March 31, 2009, compared to $300,000 for the quarter ended March 31, 2008. The increase in the provision is due to several factors. Non-accrual loans increased $9.6 million or 424% to $11.9 million at March 31, 2009 from $2.3 million at March 31, 2008. In addition, economic activity slowed significantly in the current quarter as the U.S. economy continues to be in a deep recession. This has resulted in increased stress on the Company’s loan portfolio, which has also led to a higher than normal level of loan modifications that have allowed our customers to better service their loans. Net charge-offs were flat at $155,000 in the current quarter versus $153,000 in the same quarter of the prior year.

Patapsco Bancorp’s allowance for loan losses as a percentage of total loans outstanding grew to 1.57% of total loans as of March 31, 2009 versus 0.80% at June 30, 2008. Patapsco Bancorp’s allowance for loan losses as a percentage of nonperforming loans was 30.6% at March 31, 2009 as compared to 72.4% at June 30, 2008. While this percentage, at first glance seems low, a strong compensating factor is that 96% of non-accrual loans are collateralized by real estate or guaranteed by the SBA at March 31, 2009. Patapsco Bancorp has concluded, after a thorough analysis of the nonperforming loan portfolio, watch list loans, delinquencies and the factors mentioned above, that the allowance is adequate at March 31, 2009.

Activity in the allowance for loan losses is as follows (dollars in thousands):

	Nine Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Allowance for loan losses, beginning of period	$1,834	$1,110	$2,900	$1,478

Provision for loan losses	2,451	900	891	300

Loans Charged Off:
Consumer	413	208	130	83
Real Estate	1	—	0	—
Commercial loan	80	37	80	21
Commercial lease	302	190	22	69

Total Charge-Offs	796	435	232	173

Recoveries:
Consumer	55	27	17	7
Real Estate	—	—	—	—
Commercial loan	48	5	46	2
Commercial lease	43	18	13	11

Total Recoveries	146	50	76	20

Allowance for loan losses, end of period	$3,635	$1,625	$3,635	$1,625

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated.

	At March 31, 2009	At June 30, 2008
	(dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
Real estate:
Residential	$134	$81
Commercial	2,304	—
Construction	5,232	1,989
Consumer	166	6
Commercial Loan/Leases	4,034	457

Total	$11,870	$2,533

Accruing loans which are contractually past due 90 days or more	$—	$—

Total non-performing loans	$11,870	$2,533

Percentage of total loans	5.12%	1.10%

Troubled debt restructurings	$6,450	$1,550

Other non-performing assets (2)	$—	$7

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other non-performing assets represent property acquired by the Company through foreclosure or repossession.

At March 31, 2009, nonaccrual loans included construction loans totaling $5.2 million consisting of $2.0 million in residential construction and development loans, a $2.4 million loan collateralized by commercial and residential lots and an $846,000 builder line of credit. There are specific reserves totaling $1.6 million set aside for non-accrual construction loans. Commercial real estate includes $1.4 in mixed use properties and an $866,000 hotel property. All commercial real estate loans are considered well securitized. Commercial loans/leases include a $2.4 million loan supporting a customer’s various business interests including commercial properties. In addition, this category includes two loans amounting to $980,000 to customers operating retail businesses, one totaling $472,000 which includes an SBA guarantee.

During the nine months ended March 31, 2009, the Company modified the terms of six loans totaling $6.5 million resulting in troubled debt restructurings. In each case but one, the interest rate was lowered amongst other concessions to reduce the cash flow requirements of the loans to the borrowers to allow them to deal with lower cash flows generated by their businesses due to the recession. In the other case, the loan whose balance is $866,000 at March 31, 2009, has had all payments deferred giving the borrower time to sell the collateral the value of which well exceeds the loan balance. One commercial business loan, in the amount of $704,000, is guaranteed by the SBA. The Company currently expects to collect all principal and interest on these loans based on the modified loan terms.

The Company accepted a $2 million note receivable from Bradford Mid-Tier Company as payment for the merger termination fee. See Note 13, “Termination of Merger Agreement,” to the consolidated financial statements. Effective December 31, 2008, Bradford Mid-Tier Company renewed the note payable to the Company. The renewed promissory note matures on December 31, 2011 and provides for interest equal to the prime rate but no less than 3.25%. In the event Bradford Mid-Tier Company elects to defer interest payments in 2010 or 2011, the interest rate will be increased to the prime rate plus 0.70%. Repayment of this debt is guaranteed by the FDIC under the FDIC’s Temporary Liquidity Guarantee Program.

Noninterest Income. Patapsco Bancorp’s noninterest income consists of deposit fees, service charges, income from bank owned life insurance (“BOLI”) and gains. During the third quarter of 2008, the Company recognized a $2,000,000 merger termination fee. Total noninterest income decreased by $2.0 million in both the year to date and quarterly comparisons. Fees and service charges had a modest increase of $9,000 or 1.7% for the nine month period and a $14,000 or 8.4% increase for the quarter ended March 31, 2009 to $545,000 and $181,000, respectively compared to same periods ended March 31 2008. Other non-interest income decreased by $11,000 or 13.3% for the nine months ended March 31, 2009 to $72,000 and by $17,000 or 45.9% for the quarter ended March 31, 2009 to $20,000.

Noninterest Expenses. Total noninterest expenses increased by $350,000 or 6.3%, to $5.9 million for the nine months ended March 31, 2009 from $5.6 million for the nine months ended March 31, 2008. Compensation costs increased $299,000 or 9.3% as staffing returned to normal levels during the year to date period. Federal deposit insurance assessments increased by $186,000 or 1163% due to the higher premium rates, implementation of the proposed assessment rate hike by the FDIC and the expiration of credits recognized in the prior year. Data processing costs increased $81,000 or 35.5% due to a conversion of the Company’s primary operating systems earlier in the year.

Total noninterest expense decreased by $75,000 or 3.6% to $2.0 million for the quarter ended March 31, 2009 versus $2.1 million in the quarter ended March 31, 2008. An increase in federal deposit insurance assessments for the quarter of $179,000 was more than offset by decreases in compensation and employee benefits, professional fees and other expenses of $90,000, $69,000 and $119,000, respectively. Compensation costs were lower due to lower incentive costs and to lower staff costs due to the decision to cease origination of commercial leases. The lower level of professional fees and other expenses is due to nonrecurring prior year costs associated with the termination of the merger with Bradford Bancorp.

Income Taxes. A tax benefit of $244,000 (or 39.9% of pre-tax loss) was recorded by the Company in the current quarter versus an expense of $559,000 (or 28.4% of pre-tax income) for the same quarter of the prior year. The Company recorded an income tax benefit of $447,000 (or 40.3% of pre-tax loss) for the nine month period ended March 31, 2009 versus expense of $958,000 (or 36.7% of pre-tax income) in the same period last year.

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

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At March 31, 2009, the Company’s cash on hand and Federal funds sold totaled $12.6 million. In addition, the Company had approximately $1.4 million in interest-bearing deposits and $11.5 million of mortgage-backed and investment securities classified as available-for-sale, none of which were pledged.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $12.7 million. These funds will be internally generated, raised through deposit operations, or borrowed. Certificates of deposit that are scheduled to mature in less than one year at December 31, 2008 totaled $74.6 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company, as the holding company for the Bank, has an annual cash requirement to pay dividends on its common stock and its $5.0 million in subordinated debentures. In April 2009, the Board of Directors declared a regular cash dividend of $0.02 per share to common stockholders. Based on this dividend amount, the Company’s annual cash requirement for dividends on common stock and subordinated debentures totals approximately $473,000. In addition, during December of 2008, the Company issued $6.0 million in 5.0% preferred stock and $300,000 in 9.0% warrant preferred stock to the U.S. Treasury, with a stated annual dividend requirement of $327,000. The primary source of funds for the holding company is dividends from the Bank, as well as earnings on its investments. The amount of dividends that can be paid to the holding company from the bank is limited by the earnings and capital position of the bank. As of March 31, 2009, the holding company had cash on hand of $2.2 million.

As discussed in Note 6 – Regulatory Capital Requirements, the Bank exceeded all regulatory minimum capital requirements.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	March 31, 2009	June 30, 2008
	(dollars in thousands)
Commitments to originate new loans	$12,678	$20,087
Undisbursed lines of credit	10,687	11,787
Financial standby letters of credit	1,392	2,055

Contractual Obligations

The following table sets forth the Company’s contractual obligations as of March 31, 2009:

	< 1 year	1 to 3 Years	3 – 5 Years	Over 5 Years	Total
	(dollars in thousands)
Time Deposits	$74,643	$32,377	$3,121	$151	$110,292
Borrowings, including subordinated debentures	23,200	8,100	0	14,000	45,300
Lease obligations	182	361	329	1,744	2,616

Total Contractual Obligations	$98,025	$40,838	$3,450	$15,895	$158,208

Recent Developments

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund, including requiring riskier institutions to pay a larger share of the premiums. An increase in premium assessment would increase the Company’s expenses. The Emergency Economic Stabilization Act of 2008 (“EESA”) included a provision for an increase in the amount of deposits insured by FDIC to $250,000 until December 2009. On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits. Companies have the option to opt out of this program. The Company has chosen to not opt out. The incremental cost to the Company will be immaterial. In addition, on February 27, 2009, the FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on banks’ deposits on June 30, 2009. The level of this special assessment is subject to change based on pending legislation that is currently under consideration that could lower the assessment. At the twenty basis point level, the incremental cost to the Company would be approximately $400,000. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009 of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.

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

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

This item is not applicable as the Company is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATAPSCO BANCORP, INC.

Date: May 13, 2009	/s/ Michael J. Dee
Michael J. Dee
President and Chief Executive Officer

/s/ William C. Wiedel, Jr.
William C. Wiedel, Jr.
Senior Vice President and Chief Financial Officer