Form 10-K
period 2009-06-30
PATAPSCO BANCORP INC
filed 2009-09-25
CIK 1003961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2008, the aggregate market value of voting common stock held by nonaffiliates was approximately $5,735,447, computed by reference to the closing sales price on December 31, 2008 as reported on the OTC Electronic Bulletin Board.

Number of shares of Common Stock outstanding as of September 22, 2009: 1,874,734.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the 2009 Annual Report to Stockholders. (Part II)

2.	Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders. (Part III)

i

PART I

Forward-Looking Statements

When used in this Annual Report, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and the other factors set forth in Item 1A in this Form 10-K that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Other than the note receivable from Bradford Bancorp, Inc. resulting from a terminated merger agreement, the Company has no significant assets other than its investment in the Bank. This note receivable is guaranteed by the FDIC under the Temporary Liquidity Guarantee Program. The Company is primarily engaged in the business of directing, planning and coordinating the business activities of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, focuses primarily on the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than its officers who are not separately compensated for such service.

The Company’s and the Bank’s executive offices are located at 1301 Merritt Boulevard, Dundalk, Maryland 21222-2194, and the main telephone number is (410) 285-1010.

The Patapsco Bank. The Bank is a Maryland commercial bank operating through five full-service offices located in Dundalk, Parkville, Carney, Glen Arm and Baltimore City, Maryland. The primary business of the Bank is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans, commercial loans and consumer loans, primarily in the Greater Baltimore Metropolitan area. The Bank is subject to competition from other financial and mortgage institutions in attracting and retaining deposits and in making loans. The Bank is subject to the regulations of certain agencies of the federal government and undergoes periodic examination by those agencies. The Bank has two active operating subsidiaries, Prime Business Leasing and Patapsco Financial Services. The primary business of Prime Leasing is the origination and servicing of commercial leases. Note that effective, October 2008, management made a strategic decision to cease origination of new leases. The primary business of Patapsco Financial Services is the sale of consumer investments.

At June 30, 2009, the Bank had $63.8 million, $54.2 million, $24.2 million, $49.2 million, $18.4 million and $12.6 million in residential mortgage loans, small business loans, construction loans, commercial real estate loans, home equity and other consumer loans, and equipment leases, respectively.

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

Lending Activities

General. The Company’s gross loan portfolio totaled $222.3 million at June 30, 2009, representing 83% of total assets at that date. At June 30, 2009, $63.8 million, or 29%, of the Company’s gross loan portfolio, consisted of residential mortgage loans. Other loans secured by real estate include construction and commercial real estate loans, which amounted to $73.4 million, or 33%, of the Company’s gross loan portfolio at June 30, 2009. In addition, the Company originates consumer and other loans, including home equity loans, home improvement loans and loans secured by deposits. At June 30, 2009, consumer and other loans totaled $18.4 million, or 8%, of the Company’s gross loan portfolio. The Company’s commercial loan portfolio, which consists of small business loans and commercial leases totaled $66.7 million, or 30%, of the Company’s gross loan portfolio.

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

The Company’s loan originations are derived from a number of sources, including loan brokers, advertising and referrals by depositors and borrowers. The Company’s solicitation programs consist of advertisements in local media, in addition to participation in various community organizations and events. All of the Company’s loan personnel are salaried; however, one originator receives commissions on loans approved by officers of the Bank. With the exception of applications for home improvement loans, which loans may be originated on an indirect basis through a limited number of approved home improvement contractors, loan applications are accepted at the Company’s office. In addition, the Company’s salaried loan originators may travel to meet prospective borrowers and take applications. In all cases, the Company has final approval of the application.

In recent years, the Company has purchased whole loans and loan participation interests. During the year ended June 30, 2009, the Company purchased $3.5 million in participation interests and no consumer home improvement loans. In the future, management will continue to consider purchases of whole loans or participation interests in commercial business, residential and commercial real estate loans and consumer home improvement loans.

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

Under applicable law, with certain limited exceptions, loans and extensions of credit by a commercial bank to a person outstanding, including commitments, at one time shall not exceed 15% of the bank’s unimpaired capital and surplus. Under these limits, the Company’s loans to one borrower were limited to $3.7 million at June 30, 2009. At that date, the Company had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 2009, the Company’s largest lending relationship was represented by multiple loans totaling $2.9 million secured by commercial real estate, which were current and performing in accordance with their terms at June 30, 2009.

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

Residential Real Estate Lending. The Company historically has been an originator of residential real estate loans in its market area. Residential real estate loans consist of both single-family and multi-family residential real estate loans. At June 30, 2009, residential mortgage loans totaled $63.8 million, or 29%, of the Company’s gross loan portfolio. Of such loans, $5.3 million were secured by nonowner-occupied investment properties.

The Company’s multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings. Such loans generally range in size from $100,000 to $2.0 million. At June 30, 2009, the Company had $4.5 million of multi-family residential real estate loans, which amounted to 2.0% of the Company’s gross loan portfolio at such date. Multi-family real estate loans either are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a three or five-year note maturity, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property.

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

Construction Lending. The Bank also offers residential and commercial construction loans and land acquisition and development loans. Residential construction loans are offered to individuals who are having their primary or secondary residence built, as well as to local builders to construct single-family dwellings. Residential construction advances are made on a stage of completion basis. Generally, loans to owner/occupants for the construction of residential properties are originated in conjunction with the permanent mortgage on the property. The term of the construction loans is normally from 6 to 18 months and has a variable interest rate, which is normally up to 2% above the prime interest rate. Upon completion of construction, the permanent loan rate will be set at the interest rate offered by the Bank on that loan product not sooner than 60 days prior to completion. Interest rates on residential loans to builders are set at the prime interest rate plus a margin of 0.5% to 2.0% as may be adjusted from time to time. Interest rates on commercial construction loans and land acquisition and development loans are based on the prime rate plus a negotiated margin of between 0.5% and 2.0% and adjust from time to time, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At June 30, 2009, $24.2 million, or 11%, of the Company’s loan portfolio consisted of construction loans.

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

Commercial Real Estate Lending. The Company’s commercial real estate loan portfolio consists of loans to finance the acquisition of small office buildings, shopping centers and commercial and industrial buildings. Such loans generally range in size from $100,000 to $2.0 million. At June 30, 2009, the Company had $49.2 million of commercial real estate loans, which amounted to 22% of the Company’s gross loan portfolio at such date. Commercial real estate loans are typically originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a maturity generally of three to ten years, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its commercial real estate lending to borrowers within its market area or with which it has had prior experience. The Company seeks to expand commercial real estate lending.

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

Consumer Lending. The consumer loans currently in the Company’s loan portfolio consist of home improvement loans, home equity loans, loans secured by savings deposits and overdraft protection for checking accounts and other consumer loans. At June 30, 2009, consumer and other loans totaled $18.4 million, or 8%, of the Company’s gross loan portfolio.

In July 1995, the Company instituted a home improvement loan program. Such loans are made to finance a variety of other home improvement projects, such as replacement windows, siding and room additions. The Company’s policy is to originate home improvement loans throughout Maryland, Virginia, Delaware, New Jersey and Southern Pennsylvania. While the Company originates some home improvement loans on a direct basis, most of the home improvement loans in the Company’s portfolio are originated on an indirect basis through the Company’s relationships with selected independent contractors. The Company’s underwriting policies apply to all home improvement loans whether or not directly originated by the Company. Home improvement loans generally have terms ranging from three to 10 years and have fixed interest rates. Home improvement loans are made on both secured and unsecured basis. However, the majority of home improvement loans with a principal loan amount over $10,000 or which have a term longer than 84 months are made on a secured basis with loan-to-value ratios up to 80% or 90%, depending on the type of project financed. At June 30, 2009, home improvement loans amounted to $10.1 million, or 5%, of the Company’s loan portfolio, with $1.0 million of such loans being secured by real estate.

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

At June 30, 2009, the Company’s commercial loans, excluding leases, totaled $54.2 million, or 24%, of the Company’s loan portfolio. This commercial lending program employs many of the alternative financing and guarantee programs available through the U.S. Small Business Administration and other state and local economic development agencies.

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

The Company offered loans to finance lease transactions, secured by the lease and the underlying equipment, to businesses of various size through its subsidiary, Prime Business Leasing. In extending the financing in a commercial lease transaction, the Company reviewed the borrower’s financial statements, credit reports, tax returns and other documentation. Generally, commercial lease financing were made in amounts ranging between $3,000 and $120,000 with terms of up to five years and carry fixed interest rates. Note that in October 2008, management made a strategic decision to cease origination of leases. At June 30, 2009, the remaining portfolio of commercial lease finance transaction loans totaled $12.6 million, or 6%, of the Company’s loan portfolio.

Loan Fees and Servicing. The Company receives fees in connection with late payments and for miscellaneous services related to its loans. The Company also charges fees in connection with loan originations typically up to two points (one point being equal to 1% of the loan amount) on real estate loan originations. The Company generally does not service loans for others. The Company has sold participating interests on residential, commercial real estate and commercial business loans to other local financial institutions. At June 30, 2009, the Company was servicing these participation interests for others totaling approximately $19.9 million.

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

Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management’s judgment there is no doubt as to full collectibility of principal and interest. At June 30, 2009, all loans past due more than 90 days were on nonaccrual. Consumer loans are generally charged off after they become more than 90 days past due. All other loans are charged off when management concludes that they are uncollectible. See Notes 1 and 3 of the Notes to Consolidated Financial Statements.

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

Under applicable accounting rules, investment securities classified as held-to-maturity are recorded at amortized cost and those classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2009, the Company’s entire portfolio of investment securities was classified as available for sale and had an aggregate carrying value of $16.1 million and an unrealized net loss after tax of $12,000. Management of the Company currently does not anticipate that the presence of unrealized losses in the Company’s portfolio of investment securities and mortgage-backed securities is likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Deposit Activity and Other Sources of Funds

General. Deposits are the primary source of the Company’s funds for lending, investment activities and general operational purposes. In addition to deposits, the Company derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a long-term basis for general operational purposes. The Bank may borrow from the Federal Home Loan Bank of Atlanta and Pacific Coast Bankers Bank.

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

Borrowings. While deposits historically have been the primary source of funds for the Company’s lending, investments and general operating activities, the Bank utilizes advances from the Federal Home Loan Bank of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member of the Federal Home Loan Bank System, the Bank is required to own stock in the Federal Home Loan Bank of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the Federal Home Loan Bank under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. As of August 1, 2008, this borrowing limit increased to 30% of assets. Advances from the Federal Home Loan Bank of Atlanta are secured by the Bank’s stock in the Federal Home Loan Bank of Atlanta and other eligible assets. At June 30, 2009, the Company had outstanding Federal Home Loan Bank of Atlanta advances of $34.3 million with an average rate of 3.56%.

Troubled Asset Relief Program Capital Purchase Program

On December 19, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company sold to the U.S. Department of the Treasury (“Treasury”) 6,000 shares of its Series A cumulative perpetual preferred stock and a warrant for the purchase of 300 shares of its Series B cumulative perpetual preferred stock, for an aggregate purchase price of $6.0 million in cash. Contemporaneously with that transaction, Treasury exercised its warrant and received 300 shares of Series B cumulative perpetual preferred stock. The TARP Capital Purchase Program is a voluntary program for healthy U.S. financial institutions designed to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the weakened U.S. economy. Participation in this program provided an additional source of funds to the Bank during the fiscal year ended June 30, 2009.

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

Competition

The Company faces strong competition both in originating loans and in attracting deposits. The Company competes for loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers. The Company also competes by offering products that are tailored to the local community. Its competition in originating loans comes primarily from other commercial banks, savings institutions and mortgage bankers, credit unions and finance companies. The regulatory environment in which the Company and the Bank operate is subject to change and such changes may adversely affect operating results.

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

Employees

As of June 30, 2009, the Company had 67 full-time and 14 part-time employees, none of who were represented by a collective bargaining agreement. Management considers the Company’s relationships with its employees to be good.

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

The table below provides information with respect to the Bank’s compliance with its regulatory capital requirements at the dates indicated.

	Actual		Regulatory Requirements for Capital Adequacy Purposes		Regulatory Requirements to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2009:
Total Capital (to Risk Weighted Assets)	$23,933	11.58%	$16,536	8.00%	$20,670	10.00%
Tier 1 Capital (to Risk Weighted Assets)	21,359	10.33	8,268	4.00	12,402	6.00
Tier 1 Leverage	21,359	7.98	10,701	4.00	13,377	5.00

As of June 30, 2008:
Total Capital (to Risk Weighted Assets)	$21,585	10.45%	$16,532	8.00%	$20,665	10.00%
Tier 1 Capital (to Risk Weighted Assets)	19,572	9.56	8,266	4.00	12,399	6.00
Tier 1 Leverage	19,572	7.63	10,352	4.00	12,940	5.00

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

For purposes of these restrictions, an “undercapitalized institution” is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMELS rating). A “significantly undercapitalized” institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A “critically undercapitalized” institution is defined as a depository institution that has a ratio of “tangible equity” to total assets of less than 2.0%. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any examination rating category. At June 30, 2009, the Bank was classified as well capitalized under Federal Reserve regulations.

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

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to acquire and hold specified amounts of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Atlanta stock at June 30, 2009 of $2.3 million.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of between $10.3 million and $44.4 million, plus 10% on the remainder. The first $10.3 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of June 30, 2009, the Bank met its reserve requirements.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments. For 2008, assessments ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC, pursuant to a Restoration Plan to replenish the fund, adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC has adopted further refinements to its risk-based assessment that were effective April 1, 2009 and effectively make the range 7 to 77 1/2 basis points. The FDIC has imposed on all insured institutions a special emergency assessment of 5 basis points of total assets less Tier 1 capital as of June 30, 2009 (capped at 10 basis points of the institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund and has alluded to the possibility of additional special assessments of up to 5 basis points of total assets less Tier 1 capital per quarter (subject to the same cap) for the remaining two quarters of 2009 if deemed necessary. The FDIC may adjust the assessment scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies would be temporarily guaranteed by the FDIC. The Bank made the business decision to participate in the unlimited noninterest-bearing transaction account coverage and the Bank and the Company opted to not participate in the unsecured debt guarantee program.

The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the four quarters ended June 30, 2009 averaged 1.1 basis points of assessable deposits.

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

In addition, under the terms of the TARP Capital Purchase Program, (1) prior to the earlier of (a) December 5, 2011, or (b) the date on which all of the Company’s preferred shares held by Treasury have been redeemed in full, the Company cannot increase its quarterly cash dividend above $0.07 per common share; (2) during the period beginning on December 6, 2011 and ending on the earlier of (a) December 5, 2018 or (b) the date on which the preferred shares held by Treasury have been redeemed in full or the Treasury has transferred all its preferred shares to non-affiliates,

Treasury’s consent shall be required for any increase in aggregate common dividends per share greater than 3% per annum; and (3) during the period beginning on December 6, 2018 and ending on the date on which all of the preferred shares held by Treasury have been redeemed in full or the Treasury has transferred all of its preferred shares to non-affiliates, the Company, without the consent of the Treasury, cannot pay any cash dividends.

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

Limits on Loans to One Borrower. The Bank has chosen to be subject to federal law with respect to limits on loans to one borrower. Generally, under federal law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed 15% of the unimpaired capital and surplus of the commercial bank, plus an additional 10% if secured by specified “readily marketable collateral.” The Bank’s lending limit to one borrower as of June 30, 2009 was $3.7 million.

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

In addition, under the terms of the TARP Capital Purchase Program, prior to the earlier of (1) December 5, 2011, or (ii) the date on which all of the Company’s preferred shares held by Treasury have been redeemed in full, the Company cannot increase its quarterly cash dividend above $0.07 per common share.

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

Taxation

For fiscal year 2009, the Company’s maximum federal income tax rate was 34%. The Company and the Bank, together with the Bank’s subsidiary, to date have not filed a consolidated federal income tax return for the fiscal year ended June 30, 2009.

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

For additional information regarding taxation, see Note 8 of Notes to Consolidated Financial Statements.

Executive Officers Who Are Not Directors

The following sets forth information with respect to executive officers of the Bank who do not serve on the Board of Directors.

Name	Age at June 30, 2009	Title

Frank J. Duchacek, Jr.	65	Senior Vice President – Operations of the Bank

Laurence S. Mitchell	62	Senior Vice President – Lending of the Bank

William C. Wiedel, Jr.	49	Senior Vice President and Chief Financial Officer of the Company and the Bank

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

William C. Wiedel, Jr. was appointed Senior Vice President and Chief Financial Officer of the Company and the Bank in March 2008. From April 1986 to March 2008, Mr. Wiedel was employed by Provident Bank where he held a variety of financial positions. From January 2001 to March 2008, Mr. Wiedel was Senior Vice President of Financial Planning and Analysis. From January 1993 to December 2000, Mr. Wiedel was Chief Financial Officer of Provident Mortgage Corp., a wholly owned subsidiary of Provident Bank. From April 1986 to January 1993, Mr. Wiedel was Vice President and Assistant Controller of Provident Bank. From September 1981 to April 1986, Mr. Wiedel was employed by Ernst and Whinney (currently known as Ernst and Young), advancing to the level of audit manager. Mr. Wiedel is a Certified Public Accountant (“CPA”). He is a member of the American Institute of Certified Public Accountants and the Maryland Association of Certified Public Accountants.

Item 1A.	Risk Factors

A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic and regulatory environment, have had a marked negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. There can be no assurances that these efforts will be successful in restoring industry, economic or market conditions and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including the Company, are numerous and include: (1) worsening credit quality, leading among other things to increases in loan losses and reserves; (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values; (3) capital and liquidity concerns regarding financial institutions generally; (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system; and/or (5) recessionary conditions that are deeper or last longer than currently anticipated.

Changes in interest rates may hurt our earnings.

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve had a negative impact on our net interest margin, which reduced our profitability. Our net interest margin was 3.44% for the year ended June 30, 2009 compared to 3.51% for the year ended June 30, 2008. Over the last year, however, the U.S. Federal Reserve decreased its target for the federal funds rate from 2.00% to 0.25%. Decreases in interest rates can result in increased prepayments of loans, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan proceeds into lower-yielding assets, which might also negatively impact our income. Additionally, if short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our net interest margin, which would have a negative effect on our profitability. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk Management” in the 2009 Annual Report, filed as Exhibit 13 to this Form 10-K.

We may be more susceptible to increases in interest rates because of the relatively small amount of adjustable-rate loans currently in our portfolio and our heavy reliance on core deposits, especially our money market accounts, which reprice frequently. At June 30, 2009, $77.8 million, or 35.4% of our total loan portfolio, consisted of adjustable-rate loans. We attempt to limit our exposure to rises in interest rates through: offering adjustable-rate one-to-four family residential real estate loans; an increased focus on multi-family and commercial real estate lending, which emphasizes the origination of shorter-term adjustable-rate loans; and efforts to originate shorter-term fixed-rate loans. Our inability to successfully originate adjustable-rate multi-family and commercial real estate loans or shorter-term fixed-rate loans could result in further compression of our net interest margin in a rising interest rate environment, which could hurt our profits.

Future FDIC assessments will hurt our earnings.

In May 2009, the FDIC adopted a final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points of total assets minus Tier 1 Capital as of June 30, 2009, and was accrued for as of June 30, 2009. Based on existing FDIC regulations the Company expects FDIC assessments in fiscal year 2010 to approximate $450,000, a $125,000 increase over fiscal year 2009. In addition, the final rule allows the FDIC to impose additional emergency special assessments of up to 5 basis points per quarter for the third and fourth quarters of calendar year 2009 if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will further hurt the Company’s earnings.

Our emphasis on multi-family and commercial lending may expose us to increased lending risks.

At June 30, 2009, $49.2 million, or 22%, of our loan portfolio consisted of multi-family and commercial real estate loans. We intend to continue our emphasis on these types of higher-yielding loans to provide us with the opportunity to increase profits. However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to- four-family residential real estate loans because repayment of the loans often depends on the successful operation of the property and the income stream of borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to- four-family residential real estate loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to- four-family residential real estate loan.

Our level of nonperforming loans expose us to increased lending risks. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

At June 30, 2009, our non-performing loans totaled $11.2 million, representing 5.1% of total loans. If these loans continue to not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

At June 30, 2009, our allowance for loan losses as a percentage of total loans was 1.37%. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

The Bank may be forced to accept administrative decisions with respect to certain participation loans that might not be in the Bank’s best interests and that could cause it to experience losses with respect to such loans that might be larger than it might otherwise incur on a similar portfolio of distressed loans where it was the lead lender.

At June 30, 2009, the Bank had approximately $4.9 million in participation loans originated by a bank that has since been placed into receivership, with the FDIC appointed as receiver. Approximately $3.2 million of these loans were classified as nonaccrual loans at June 30, 2009. The assets and liabilities of that bank, including the loan participations in which the Bank has participation interests, have been sold to a successor bank. That successor bank may have financial interests that differ from those of the Bank with respect to the participation loans, and in $429,000 of those loans has the sole right to administer the loan, which includes the right to make decisions with respect to the disposition of collateral securing the loans. As a result the Bank may be forced to accept administrative decisions with respect to such loans that might not be in the Bank’s best interests and that could cause it to experience losses with respect to such loans that might be larger than it might otherwise incur on a similar portfolio of distressed loans where it was the lead lender.

A downturn in the local economy or a decline in real estate values could hurt our profits.

Nearly all of our real estate loans are secured by real estate in the Baltimore metropolitan area. As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which would hurt our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. In recent years, there were significant increases in real estate values in our market area. As a result of rising home prices, our loans have been well collateralized. However, in the past year or so, these real estate values have declined, in some cases dramatically, which could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. For a discussion of our market area, see “Business—Market Area.”

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2008, we held 0.41% of the deposits in the Baltimore-Towson, Maryland Metropolitan Statistical Area, which was the 27th largest market share of deposits out of the 74 financial institutions in the metropolitan statistical area. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area. For more information about our market area and the competition we face, see “Business—Market Area” and “Business—Competition.”

The limitations on executive compensation imposed through our participation in the TARP Capital Purchase Program may restrict our ability to attract, retain and motivate key employees, which could adversely affect our operations.

As part of our participation in the TARP Capital Purchase Program, we agreed to be bound by certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. Subsequent to the issuance of the preferred stock, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted, which provides more stringent limitations on severance pay and the payment of bonuses. To the extent that any of these compensation restrictions do not permit us to provide a comprehensive compensation package to our key employees that is competitive in our market area, we have difficulty in attracting, retaining and motivating our key employees, which could have an adverse effect on our results of operations.

Future dividend payments and common stock repurchases are restricted by the terms of the U.S. Treasury’s equity investment in us.

Under the terms of the TARP Capital Purchase Program, until the earlier of the third anniversary of the date of issuance of the Company’s Series A Cumulative Perpetual Preferred Stock and the date on which the Series A Cumulative Perpetual Preferred Stock has been redeemed in whole or the U.S. Treasury has transferred all of the Series A Cumulative Perpetual Preferred Stock to third parties, we are prohibited from increasing dividends on our common stock from the last quarterly cash dividend per share ($0.07) declared on the common stock prior to December 5, 2008, as adjusted for subsequent stock dividends and other similar actions, and from making certain repurchases of equity securities, including our common stock, without the consent of the U.S. Treasury. Furthermore, as long as the Series A Cumulative Perpetual Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

The terms governing the issuance of the preferred stock to the U.S. Treasury may be changed, the effect of which may have an adverse effect on our operations.

The terms of the Securities Purchase Agreement in which we entered into with U.S. Treasury pursuant to the TARP Capital Purchase Program provides that the U.S. Treasury may unilaterally amend any provision of the Purchase Agreement to the extent required to comply with any changes in applicable federal law that may occur in the future. We have no assurances that changes in the terms of the transaction will not occur in the future. Such changes may place restrictions on our business or results of operation, which may adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table sets forth the location and certain additional information regarding the Bank’s offices at June 30, 2009.

	Year Opened	Owned or Leased	Net Book Value at June 30, 2009	Approximate Square Footage
			(Dollars in thousands)
Headquarters and Branch Office
1301 Merritt Boulevard	1970	Owned	$ 351	9,600
Dundalk, Maryland 21222

Branch Office
2028 Joppa Road
Baltimore, Maryland 21234	2007	Leased	2,882	7,000

Branch Office
7802 Harford Road
Baltimore, Maryland 21234	1979	Owned	212	2,000

Branch Office
821 W. 36th Street
Baltimore, Maryland 21211	1988	Owned	106	1,100

Branch Office
12128 Long Green Pike
Glen Arm, Maryland 21057	1988	Leased	19	1,400

Branch Office
11630 Glen Arm Road
Glen Arm, Maryland 21057	2006	Leased	—	400

The net book value of the Bank’s investment in premises and equipment totaled $4.0 million at June 30, 2009. See Note 4 of Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2009, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The information contained under the section captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2009 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b) Not applicable.

(c) The Company did not repurchase any shares of its common stock during the fourth quarter of the fiscal year ended June 30, 2009 and does not have any pending stock repurchase program.

Item 6.	Selected Financial Data

This item is not applicable as the Company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(b) Internal Controls Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the forgoing criteria, management has concluded that, as of June 30, 2009, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Michael J. Dee	/s/ William C. Wiedel, Jr.
Michael J. Dee	William C. Wiedel, Jr.
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

(c) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended June 30, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

Executive Officers

The information relating to executive officers of the Company is incorporated herein by reference to Item 1. “Business – Executive Officers Who Are Not Directors” in the Proxy Statement.

Corporate Governance

Information regarding the Company’s Audit Committee and audit committee financial expert is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters – Audit Committee” in the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers - “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement.

Code of Ethics

The Company has adopted a written code of ethics, which applies to all employees and Directors. The Company intends to disclose any amendments to or waivers from our Code of Ethics applicable to any senior financial officers on our website at http://www.patapscobank.com or in a report on Form 8-K. A copy of the Code of Ethics is available, without charge, upon written request to Secretary, Patapsco Bancorp, Inc., 1301 Merritt Boulevard, Dundalk, Maryland 21222-2194.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance and Board Matters – Director Compensation” and “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b) Security Ownership of Management. Information with respect to security ownership of management required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c) Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	65,181	$6.29	58,124
Equity compensation plans not approved by security holders	—	—	—

Total	65,181	$6.29	58,124

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers – Transactions with Related Persons” in the Proxy Statement.

Corporate Governance

With respect to the information regarding director independence, the section captioned “Corporate Governance and Board Matters – Director Independence” is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit Related Matters – Auditor Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item  7 hereof (see Exhibit 13 to this Annual Report on Form 10-K):

Report of Registered Independent Accounting Firm

Consolidated Statements of Financial Condition as of June 30, 2009 and 2008

Consolidated Statements of Income for the Years Ended June 30, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended June 30, 2009 and 2008

Notes to Consolidated Financial Statements

(2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and also constitutes the Exhibit Index.

No.	Description
3.1	Articles of Incorporation of Patapsco Bancorp, Inc. and Articles Supplementary (1)

3.2	Bylaws of Patapsco Bancorp, Inc., as amended (2)

4.1	Form of Common Stock Certificate of Patapsco Bancorp, Inc. (3)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Patapsco Bancorp, Inc. (4)

4.3	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (4)

4.4	Form of warrant to purchase 300.003 shares of common stock of Patapsco Bancorp, Inc. (4)

4.5	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Patapsco Bancorp, Inc. (4)

4.6	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (4)

10.1	Letter Agreement and related Securities Purchase Agreement – Standard Terms, dated December 19, 2008, between Patapsco Bancorp, Inc. and United States Department of the Treasury (4)

10.2	Form of Waiver executed by each of Michael J. Dee, William C. Wiedel, Jr., Frank J. Duchacek, Jr. and Laurence S. Mitchell (4)

10.3	Form of Letter Agreement between Patapsco Bancorp, Inc. and each of Michael J. Dee, William C. Wiedel, Jr., Frank J. Duchacek, Jr. and Laurence S. Mitchell (4)

10.4	Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan† (5)

10.5	Form of Severance Agreement by and between The Patapsco Bank and John McClean, Francis Broccolino and William Peters† (6)

10.6	Form of Amended and Restated Severance Agreement by and between The Patapsco Bank and Laurence S. Mitchell and Frank J. Duchacek, Jr.† (7)

10.7	Patapsco Bancorp, Inc. 2000 Stock Option and Incentive Plan† (8)

10.8	Patapsco Bancorp, Inc. 2004 Stock Incentive Plan† (9)

10.9	Employment Agreement by and between The Patapsco Bank and Michael J. Dee† (9)

10.10	Severance Agreement by and between The Patapsco Bank and William C. Wiedel, Jr.† (9)

10.11	Form of Amendment No. 1 to the Amended and Restated Severance Agreement by and between The Patapsco Bank and Laurence S. Mitchell and Frank J. Duchacek, Jr. † (10)

13	Annual Report to Stockholders for the Fiscal Year Ended June 30, 2009

21	Subsidiaries of the Registrant

23	Consent of Beard Miller Company LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

†	Management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000 (File No. 0-28032).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K for the event on July 23, 2008, filed with the SEC on July 25, 2008 (File No. 0-28032).
(3)	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A (File No. 0-28032).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K for the event on December 18, 2008, filed with the SEC on December 23, 2008 (File No. 0-28032).
(5)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1996 (File No. 0-28032).
(6)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005 (File No. 0-28032).
(7)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB/A for the year ended June 30, 2006 filed on December 6, 2006 (File No. 0-28032).
(8)	Incorporated herein by reference from the Company’s Registration Statement on Form S-8 (File No. 333-122300).
(9)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 (File No. 0-28032).
(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-28032).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATAPSCO BANCORP, INC.
September 25, 2009
	By:	/s/ Michael J. Dee
Michael J. Dee
President and Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Dee	September 25, 2009
Michael J. Dee
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ William C. Wiedel, Jr.	September 25, 2009
William C.Wiedel, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Thomas P. O’Neill	September 25, 2009
Thomas P. O’Neill
Chairman of the Board

/s/ Douglas H. Ludwig	September 25, 2009
Douglas H. Ludwig
Director and Secretary

/s/ Nicole N. Glaeser	September 25, 2009
Nicole N. Glaeser
Director

/s/ William R. Waters	September 25, 2009
William R. Waters
Director

/s/ Gary R. Bozel	September 25, 2009
Gary R. Bozel
Director

/s/ J. Thomas Hoffman	September 25, 2009
J. Thomas Hoffman
Director