Form 10-Q
period 2009-09-30
PATAPSCO BANCORP INC
filed 2009-11-12
CIK 1003961

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10 - Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 13, 2009, the issuer had 1,874,974 shares of Common Stock issued and outstanding.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

($ in thousands except for share data)	September 30, 2009	June 30, 2009
Assets
Cash and cash equivalents:
Cash on hand and due from banks	$6,311	$6,143
Interest bearing deposits in other banks	4,641	13,651

Total cash and cash equivalents	10,952	19,794
Securities available for sale	16,073	16,084
Loans receivable, net of allowance for loan losses of $3,220 and $3,023, respectively	218,155	216,927
Investment in securities required by law, at cost	2,847	2,817
Real estate acquired through foreclosure	1,215	1,265
Property and equipment, net	3,898	3,965
Core deposit intangible	232	246
Accrued interest and other assets	6,961	7,269

Total assets	$260,333	$268,367

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Non-interest bearing deposits	$10,125	$11,287
Interest bearing deposits	201,688	196,508

Total Deposits	211,813	207,795
Long-term Debt	22,100	34,300
Junior subordinated Debentures	5,000	5,000
Accrued expenses and other liabilities	1,524	1,580

Total liabilities	240,437	248,675

Stockholders’ equity:
Preferred Stock – Series A Cumulative perpetual; $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $1,000 per share; 6,000 outstanding	5,715	5,698
Warrant Preferred stock – Series B Cumulative Perpetual; $0.01 par Value; authorized 1,000,000 shares with a liquidation preference of $1,000 per share; 300 outstanding	332	334
Common stock $0.01 par value; authorized 4,000,000 shares; issued and outstanding 1,874,734 and 1,864,974 shares, respectively	19	19
Additional paid in capital	7,459	7,411
Obligation under Deferred Compensation	454	454
Deferred compensation contra	(78)	(78)
Retained income, substantially restricted	5,825	5,866
Accumulated other comprehensive income (loss), net of income taxes (benefit)	170	(12)

Total stockholders’ equity	19,896	19,692

Total liabilities and stockholders’ equity	$260,333	$268,367

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For Three Months Ended September 30,
($ in thousands except for per share data)	2009	2008
Interest income:
Loans receivable, including fees	$3,556	$3,990
Securities, including securities required by law	162	140
Federal funds sold and other investments	10	15

Total interest income	3,728	4,145

Interest expense:
Deposits	1,208	1,361
Short-term debt	6	40
Long-term debt and subordinated debentures	330	442

Total interest expense	1,544	1,843

Net interest income	2,184	2,302
Provision for loan losses	394	250

Net interest income after provision for loan losses	1,790	2,052
Non-interest income:
Fees and service charges	188	188
Gain on sale of other repossessed assets	—	10
Other	26	30

Total non-interest income	214	228
Non-interest expense:
Compensation and employee benefits	1,081	1,236
Professional fees	116	74
Federal deposit insurance assessments	132	9
Equipment expense	56	95
Net occupancy expense	145	149
Advertising	15	7
Data processing	99	116
Amortization of core deposit intangible	13	13
Telephone, postage & delivery	72	69
Other	189	207

Total non-interest expense	1,918	1,975

Income before provision for income taxes	86	305
Provision for income taxes	30	116

Net Income	$56	$189
Preferred stock dividends	82	—

Net (loss) income available for common shareholders	$(26)	$189

Basic (loss) earnings per common share	$(0.01)	$0.10

Diluted (loss) earnings per common share	$(0.01)	$0.10

Cash dividends declared per common share	$—	$0.07

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For Three Months Ended September 30,
($ in thousands)	2009	2008

Net income	$56	$189
Other comprehensive income (loss), net of income tax:
Unrealized net holding gain (loss) on securities available-for-sale, net of income taxes (benefit) of $119, and $(51), respectively	182	(78)

Comprehensive income	$238	$111

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Dundalk, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended September 30,
($ in thousands)	2009	2008

Cash flows from operating activities:
Net Income	$56	$189
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	63	9
Amortization of deferred loan origination costs (fees)	(1)	7
Provision for loan losses	394	250
Depreciation	73	86
Amortization of core deposit intangible	13	13
Increase in cash surrender value of bank owned life insurance	(17)	(20)
Decrease (increase) in accrued interest and other assets	244	(39)
Non-cash compensation under stock-based benefit plan	19	22
Decrease in accrued expenses and other liabilities	(60)	(147)

Net cash provided by operating activities	784	370

Cash flows from investing activities:
Proceeds from maturity of investments and principal repayments on mortgage-backed securities	3,339	1,814
Purchase of securities available for sale	(3,082)	(503)
Net change in loans	(1,633)	(5,356)
Sale of real estate acquired thru foreclosure	50	—
Net change in investments required by law	(30)	(223)
Purchase of property and equipment	(6)	(45)

Net cash used in investing activities	(1,362)	(4,313)

Cash flows from financing activities:
Net increase (decrease) in deposits	5,307	(5,049)
Decrease in advance payments by borrowers	(1,289)	(1,272)
Net increase in short-term borrowings	—	10,554
Proceeds from long-term borrowings	—	8,000
Payments on long-term borrowings	(12,200)	(11,000)
Dividends paid	(82)	(130)

Net cash (used in) provided by financing activities	(8,264)	1,103

Net decrease in cash and cash equivalents	(8,842)	(2,840)
Cash and cash equivalents at beginning of period	19,794	9,193

Cash and cash equivalents at end of period	$10,952	$6,353

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,622	$1,971
Income taxes paid	—	168

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

Note 3: FASB Launches Accounting Standards Codification

The Financial Accounting Standards Board (“FASB”) has issued the “FASB Accounting Standards Codification™” (“Codification” or “ASC”). The Codification establishes the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. The Codification supersedes all existing accounting and reporting standards. All other nongrandfathered accounting literature not included in the Codification will become nonauthoritative. Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this quarterly report by providing references to the Codification.

Note 4: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-K for the year ended June 30, 2009.

Note 5: Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events,” management has evaluated potential subsequent events through November 12, 2009, the date the financial statements were issued and has determined that this guidance did not have an impact on the Company’s financial position, results of operations or earnings per share.

Note 6: Recent Accounting Pronouncements

ASC Topics 810 and 860

In June 2009, the FASB issued ASC Topic 810, Accounting for Transfers of Financial Assets”, and ASC Topic 860, “Amendments to FASB Interpretation No. 46(R)”. These standards are effective for fiscal years beginning after November 15, 2009. ASC Topic 860 eliminates the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. ASC 810 amends the consolidation guidance related to QSPE’s. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a

Patapsco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. The Company is evaluating the impact that these standards will have on its financial statements. We have not determined the effect that the adoption of ASC Topics 810 and 860 will have on our financial position or results of operations.

ASU 2009-05

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value”, which updates ASC 820-10, “Fair Value Measurements and Disclosures”. The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning October 1, 2009. The Company does not expect that the guidance will change its valuation techniques for measuring liabilities at fair value.

International Financial Reporting Standards

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

ASC Topic 805

ASC Topic 805 “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The impact to the Company is dependent upon acquisitions consummated after the effective date.

Note 7: Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, due from banks, interest-bearing deposits in other banks and short-term investments, with an original maturity of ninety days or less, which consist of federal funds sold.

Note 8: Securities Available for Sale

Investment securities, classified as available for sale, are summarized as follows as of September 30:

	2009
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Corporate Bonds	$2,980	$79	$(24)	$3,035
U.S. Government agencies	6,625	12	(18)	6,619
Mortgage-backed securities	6,193	227	(1)	6,419

	$15,798	$318	$(43)	$16,073

Patapsco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Investment securities, classified as available for sale, are summarized as follows as of June 30:

	2009
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Corporate Bonds	$2,980	$5	$(167)	$2,818
U.S. Government agencies	6,586	3	(13)	6,576
Mortgage-backed securities	6,539	155	(4)	6,690

	$16,105	$163	$(184)	$16,084

The scheduled maturities of securities available for sale at September 30, 2009 are as follows:

(In thousands)	Amortized Cost	Fair Value
Due in less than one year	$7,159	$7,150
Due in one to five years	2,445	2,523
Due after five through ten years	3,100	3,167
Due after ten years	3,094	3,233

	$15,798	$16,073

The following table shows the Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at:

	September 30, 2009
	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$3,063	$(18)	$—	$—	$3,063	$(18)
Corporate Bonds	—	—	1,476	(24)	1,476	(24)
Mortgage-backed securities	964	(1)	—	—	964	(1)

Total Temporarily Impaired Securities	$4,027	$(19)	$1,476	$(24)	$5,503	$(43)

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

U.S. Government agencies	$3,565	$(13)	$—	$—	$3,565	$(13)
Corporate Bonds	—	—	2,311	(167)	2,311	(167)
Mortgage-backed securities	—	—	1,077	(4)	1,077	(4)

Total Temporarily Impaired Securities	$3,565	$(13)	$3,388	$(171)	$6,953	$(184)

There were no sales of securities in the quarter ended September 30, 2009.

At September 30, 2009, the Company had four securities in an unrealized loss position. Unrealized losses detailed above related primarily to corporate bonds. The decline in fair value is considered temporary and is primarily due to interest rate fluctuations. The Company does not have the intent to sell these securities, and it is more likely than not that it will not be required to sell the securities prior to their recovery. None of the individual unrealized losses are significant.

Patapsco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The carrying amount of Federal Reserve Bank and Federal Home Loan Bank stocks totals $2.8 million and are considered restricted as to marketability. Management evaluates the Company’s restricted stock in the FHLB for impairment in accordance with Statement of Position (“SOP”) 01-6, “Accounting by Certain Entities (Including With Trade Receivables) That Lend to or Finance The Activities of Others.” Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. The Company has concluded that the restricted stock investment is not impaired as of September 30, 2009.

Note 9: Preferred Stock

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

The Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 15, 2014, the dividend rate will increase to 9% per annum. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A preferred stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date. Prior to February 15, 2012, the Company may redeem shares of Series A preferred stock only if it has received aggregate gross proceeds of not less than $ 1,500,000 from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Company from such offerings. The redemption of the Series A preferred stock requires prior regulatory approval.

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

Note 10: Regulatory Capital Requirements

At September 30, 2009, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at September 30, 2009.

($ in thousands)	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
	Amount	%	Amount	%	Amount	%

Total Capital (to Risk Weighted Assets)	$24,031	11.85%	$16,284	8.00%	$20,354	10.00%

Tier 1 Capital (to Risk Weighted Assets)	$21,487	10.59%	$8,142	4.00%	$12,213	6.00%

Tier 1 Capital (to Average Assets)	$21,487	8.08%	$10,639	4.00%	$13,299	5.00%

Patapsco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The following table summarizes the Bank’s regulatory capital position at June 30, 2009.

($ in thousands)	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
	Amount	%	Amount	%	Amount	%

Total Capital (to Risk Weighted Assets)	$23,933	11.58%	$16,536	8.00%	$20,670	10.00%

Tier 1 Capital (to Risk Weighted Assets)	$21,359	10.33%	$8,268	4.00%	$12,402	6.00%

Tier 1 Capital (to Average Assets)	$21,359	7.98%	$10,701	4.00%	$13,377	5.00%

Note 11: Earnings/(Loss) Per Share

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended September 30,
(in thousands except for per share data)	2009	2008

Net (Loss) Income available for common shareholders	$(26)	$189

Basic weighted average shares outstanding	1,929	1,921
Basic (loss) earnings per share	$(0.01)	$0.10

Dilutive shares	—	4
Diluted weighted average shares outstanding	1,929	1,925
Diluted (loss) earnings per share	$(0.01)	$0.10

Note 12: Goodwill and Intangible Assets

ASC Topic 350, “Intangibles - Goodwill and Other” requires that goodwill no longer be amortized, but rather that it be tested for impairment on an annual basis at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as purchased customer accounts, are required to be amortized over their estimated lives. Other intangible assets are amortized using the straight-line method over estimated useful lives of 10 years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired.

Note 13: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1,373,000 of standby letters of credit as of September 30, 2009 and $1,392,000 outstanding as of June 30, 2009. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2009 and June 30, 2009 for guarantees under standby letters of credit issued is not material.

Patapsco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Note 14: Share-Based Compensation

Stock Options

The Company’s 1996 Stock Options and Incentive Plan (Plan) was approved by the stockholders at the 1996 annual meeting. The Plan provides for the granting of options to acquire common stock to directors and key employees. Option prices are equal or greater than the estimated fair market value of the common stock at the date of the grant. In October 1996, the Company granted options to purchase 137,862 shares at $4.60 per share. There are no remaining options to be issued under this plan.

The Company’s 2000 Stock Option and Incentive Plan was approved by the stockholders at the 2000 annual meeting. The Plan provides for the granting of options to acquire common stock to directors and key employees. Option prices are equal or greater than the estimated fair market value of the common stock at the date of the grant. The Plan provides for one-fifth of the options granted to be exercisable on each of the first five anniversaries of the date of grant. Under this plan, in August 2001 the Company granted options to purchase 99,975 shares at $6.29 per share. There are 8,971 options eligible to be issued under this plan.

A summary of share option activity for the three month period ended September 30, 2009 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000s)

Outstanding at June 30, 2009	20,832	$6.29	2.1	$—

Granted	—	—	—

Exercised	—	—	—

Forfeited or expired	—	—	—

Outstanding at September 30, 2009	20,832	$6.29	1.9	$—

Exercisable at September 30, 2009	20,832	$6.29

Stock Incentive Plan

In October 2004, the shareholders of the Company approved the 2004 Stock Incentive Plan. Under this plan, 90,000 shares of common stock are available for issuance under a variety of awards. An additional 40,146 shares were made available for issuance to settle past deferred compensation obligations. This new plan replaced the Director’s retirement plan that became effective in September 1995. At the time of adoption, the directors had the option to reallocate their deferred compensation assets.

As of September 30, 2009, there are 57,255 deferred shares under this plan of which 12,906 are issued and outstanding. These deferred shares are allocated in lieu of cash compensation to Directors of the Company. These shares are included in shares outstanding for the purposes of computing earnings per share. Additionally, as of September 30, 2009 there are 13,484 non-vested shares outstanding under this plan.

A summary of the status of the Company’s non-vested shares as of September 30, 2009 is presented below:

	Common Shares	Weighted Average Grant-Date Fair Value

Non-vested as of June 30, 2009	13,484	$12.12

Awards Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2009	13,484	$12.12

Patapsco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

As of September 30, 2009 there was $18,000 of total unrecognized compensation costs related to non-vested share-based compensation. The cost is expected to be recognized over a weighted average period of 4 months. At grant date, vesting of the shares was “cliff” vesting at the end of either a two or three year period. Compensation expense totaling $14,000 has been recognized in the three month period ended September 30, 2009 as a result of these awards.

Note 15: Termination of Merger Agreement

On January 3, 2008, Patapsco Bancorp, Inc. and Bradford Bancorp, Inc. announced that they mutually terminated the Agreement and Plan of Merger that the parties previously executed on March 19, 2007. Pursuant to the termination agreement, Bradford Mid-Tier Company agreed to pay the Company a termination fee of $2.0 million payable in the form of a promissory note. This $2.0 million was recognized as income in the quarter ended March 31, 2008. The promissory note matured on December 31, 2008, at which point Bradford Mid-Tier Company renewed the note. The renewed promissory note matures on December 31, 2011 and provides for interest equal to the prime rate but no less than 3.25%. Bradford Mid-Tier Company prepaid the first year’s interest payments. In the event Bradford Mid-Tier Company elects to defer interest payments in 2010 or 2011, the interest rate will be increased to the prime rate plus 0.70%. Repayment of this debt is guaranteed by the FDIC under the FDIC’s Temporary Liquidity Guarantee Program.

On August 28, 2009, Bradford Bank, a wholly owned subsidiary of Bradford Mid-Tier Company, was closed by the Office of Thrift Supervision (“OTS”) and the FDIC was appointed receiver. As a result of Bradford Bank being placed into receivership, the OTS was appointed statutory trustee of Bradford Mid-Tier Company. The $2 million note matures on December 31, 2011 and the Company expects to pursue collection from the FDIC at that time or earlier if an event of a default occurs prior to this date.

Note 16: Fair Value Measurements

Effective July 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures.” These standards defined the concept of fair value, established a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. ASC Subtopic 820 applies only to fair value measurements required or permitted under current accounting pronouncements, but does not require any new fair value measurements. Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets. The disclosure’s emphasis is on the inputs used to measure fair value and the effect of the measurement on earnings for the period. The adoption did not have any effect on the Company’s consolidated financial position or results of operations. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments as of September 30, 2009 and June 30, 2009.

As permitted by GAAP, the Company began applying provisions of ASC Topic 820 to certain nonfinancial assets and nonfinancial liabilities for its fiscal year beginning July 1, 2009.

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

Patapsco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The carrying amount and estimated fair value of financial instruments is summarized as follows at:

	September 30, 2009		June 30, 2009
	Carrying		Carrying
(In thousands)	amount	Fair value	amount	Fair value
Assets:
Cash and cash equivalents	$10,952	$10,952	$19,794	$19,794
Securities, available for sale	16,073	16,073	16,084	16,084
Loans receivable	218,155	226,245	216,927	223,991
Investment in securities required by law	2,847	2,847	2,817	2,817
Accrued interest receivable	1,638	1,638	1,596	1,596
Liabilities:
Deposits	211,813	212,401	207,795	208,571
Long-term debt	27,100	28,638	39,300	40,539
Accrued interest payable	358	358	436	436
Off balance sheet instruments:
Commitments to extend credit	—	—	—	—

Cash and Cash Equivalents - Due from Banks, Interest Bearings Deposits with Banks and Federal Funds Sold

The statement of financial condition carrying amounts for cash and due from banks, interest bearing deposits with banks and federal funds sold approximate the estimated fair values of such assets.

Securities Available for Sale

The fair value of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Loans Receivable

Loans receivable were segmented into portfolios with similar financial characteristics. Loans were also segmented by type such as residential and nonresidential, construction and land, second mortgage loans, commercial, and consumer. Each loan category was further segmented by fixed and adjustable rate interest terms. The fair value of loans was calculated by discounting anticipated cash flows based on weighted average contractual maturity, weighted average coupon and market rates.

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. All non-accrual loans are considered impaired. The measurement of impaired loans is based on the present value of the expected cash flows discounted at the historical effective interest rate, the market price of the loan, or the fair value of the underlying collateral. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $3.9 million less their specific valuation allowances of $494,000 as determined in accordance with ASC 310-10-35 (formerly SFAS 114, “Accounting by Creditors for Impairment of a Loan”). The increase in the allowance to $494,000 in the quarter ended September 30, 2009 resulted in an impairment charge of $112,000, which was included in earnings for the three months ended September 30, 2009.

Securities required by Law

The carrying amount of securities required by law approximates its fair value.

Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates its fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing deposits, interest bearing NOW accounts and statement savings accounts, is equal to the carrying amounts. The fair value of certificates of deposit was based on the discounted value of contractual cash flows. The discount rate for certificates of deposit was estimated using market rates.

Patapsco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Long-Term Debt

The fair value of long-term debt was based on the discounted value of contractual cash flows, using market rates.

Accrued Interest Payable

The carrying amount of accrued interest payable approximates its fair value.

Off-Balance Sheet Financial Instruments

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

Fair Value Disclosures

The disclosure of fair value amounts does not include the fair values of any intangibles, including core deposit intangibles. Core deposit intangibles represent the value attributable to total deposits based on an expected duration of customer relationships.

In April 2009, the FASB issued ASC Topic 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” ASC 820-10-65 defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. ASC 820-10-65 provides additional guidance in determining when the volume and level of activity for the asset or liability has significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances when a transaction may not be considered orderly.

ASC 820-10-65 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with GAAP.

This FSP ASC 820-10-65 clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. ASC 820-10-65 provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

The Company has an established and documented process for determining fair values. Fair value is based on quoted market prices, when available. If listed prices or quotes are not available, fair value is based on fair value models that use market participant or independently sourced market data, which include discount rate, interest rate yield curves, prepayment speeds, bond ratings, credit risk, loss severities, default rates, and expected cash flow assumptions. In addition, valuation adjustments may be made in the determination of fair value. These fair value adjustments may include amounts to reflect counterparty credit quality, creditworthiness, liquidity, and other unobservable inputs that are applied consistently over time. These adjustments are estimated and therefore, subject to managements’ judgment, and at times, may be necessary to mitigate the possibility of error or revision in the estimate of the fair value provided by the model. The Company has various controls in place to ensure that the valuations are appropriate, including review and approval of the valuation models, benchmarking, comparison to similar products, and reviews of actual cash settlements. The methods described above may produce fair value calculations that may not be indicative of the net realizable value or reflective of future fair values. While the Company believes its valuation methods are consistent with other financial institutions, the use of different methods or assumptions to determine fair values could result in different estimates of fair value.

ASC Topic 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based on the inputs used to value the particular asset or liability at the measurement date. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Patapsco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

	At September 30, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Securities available for sale	$16,073	$—	$16,073	$—

Measured at fair value on a nonrecurring basis:
Impaired Loans	$3,412	$—	$—	$3,412

	At June 30, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Securities available for sale	$16,084	$—	$16,084	$—

Measured at fair value on a nonrecurring basis:
Impaired Loans	$2,703	$—	$—	$2,703

Note 17: Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. These estimates, assumptions and judgments are necessary when financial instruments are required to be recorded at fair value or when the decline in the value of an asset carried on the statement of financial condition at historic cost requires an impairment write-down or a valuation reserve to be established.

The allowance for loan losses (“allowance”) represents an amount, that in the judgment of management, will be adequate to absorb probable losses on outstanding loans and leases that may become uncollectible. The allowance represents an estimate made based upon two principles of accounting: (1) ASC Topic 855, “Accounting for Contingencies”, that requires losses to be accrued when their occurrence is probable and estimable, and (2) ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan”, that requires losses be accrued when it is probable that the lender will not collect all principal and interest due under the original terms of the loan. The adequacy of the allowance is determined through careful evaluation of the loan portfolio. This determination is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of the current economic environment that may be subject to change. Loans and leases deemed uncollectible are charged against the allowance and recoveries of previously charged-off amounts are credited to it. The level of the allowance is adjusted through the provision for loan losses that is recorded as a current period expense.

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

In accordance with the provisions of ASC Topic 310-10-35, the Company determines and recognizes impairment of certain loans. A loan is determined to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including past-due interest. The Company generally considers a period of delay in payment to include delinquency up to and including 90 days. ASC Topic 310 requires that impairment in a loan be measured at the present value of its expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

ASC Topic 310 is generally applicable for all loans except large groups or smaller-balance homogeneous loans that are evaluated collectively for impairment, including residential first and second mortgage loans and consumer installment loans. Impaired loans are therefore generally comprised of commercial mortgage, real estate development, and certain restructured residential loans. In addition, impaired loans are generally loans which management has placed in non-accrual status since loans are placed in non-accrual status on the earlier of the date that management determines that the collection of principal and/or interest is in doubt or the date that principal or interest is 90 days or more past-due.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of the probable losses in the loan and lease portfolio can vary significantly from amounts that actually occur.

Comparison of Financial Condition at September 30, 2009 and June 30, 2009

Patapsco Bancorp’s assets decreased by $8.1 million, or 3.0% to $260.3 million at September 30, 2009 from $268.4 million at June 30, 2009. Net loans grew by $1.2 million or 0.6% to $218.2 million at September 30, 2009 from $216.9 million at June 30, 2009. Growth in commercial real estate loans of $3.0 million, commercial business loans of $0.4 million and construction loans of $0.3 million offset a decrease in commercial leases of $1.8 million, residential mortgage loans of $0.3 million and consumer loans of $0.1 million. Securities available for sale were flat at September 30, 2009 from $16.1 million at June 30, 2009 as maturities of $3.0 million and amortization of the mortgage-backed securities of $0.3 million were replaced by new purchases of investment securities of $3.1 million.

Total deposits grew $4.0 million, or 1.9%, to $211.8 million at September 30, 2009 from $207.8 million at June 30, 2009. Interest-bearing deposits increased $5.2 million, or 2.6%, to $201.7 million at September 30, 2009 from $196.5 million at June 30, 2009. Noninterest-bearing deposits decreased $1.2 million, or 10.3%, to $10.1 million at September 30, 2009 from $11.3 million at June 30, 2009. Long-term debt decreased $12.2 million to $22.1 million at September 30, 2009 from $34.3 million at June 30, 2009. This reduction was funded primarily by the reduction in short-term investments and secondarily by the growth in deposits.

Stockholders’ equity increased by $204,000 from $19.7 million at June 30, 2009 to $19.9 million at September 30, 2009 and resulted primarily from an improvement in the market value of available for sales securities, net of income taxes, of $182,000.

Comparison of Operating Results for the Quarter Ended September 30, 2009 and September 30, 2008

Net Income. Patapsco Bancorp recorded a net loss available to common shareholders of $26,000, or $0.01 per share, for the quarter ended September 30, 2009 compared to net income of $189,000 or $0.10 per share for the quarter ended September 30, 2008. The net loss available to common shareholders in the current quarter resulted from a higher loan loss provision and lower net interest income due to a deterioration in the loan portfolio over the past year as well as meaningful reduction in loan demand which has resulted in a shift in earning assets from loans to lower yielding investments. In addition, the Company declared and paid $82,000 in dividends on preferred and warrant preferred stock during the current quarter.

Net Interest Income. Patapsco Bancorp’s net interest income decreased by $118,000, or 5.1%, to $2.2 million for the quarter ended September 30, 2009 compared to $2.3 million for the same quarter in 2008. The decrease in net interest income during the comparable three-month periods was due to a 31 basis point decrease in the net interest margin to 3.43% in the quarter ended September 30, 2009 from 3.74% in the quarter ended September 30, 2008. The decline in the net interest margin was driven by a 85 basis point decline in the average rate earned on interest earning assets which more than offset the 62 basis point decrease in the average rate paid on interest bearing liabilities. This decline in the net interest margin more than offset the $7.4 million growth in interest earning assets from $244.9 million for the quarter ended September 30, 2008 to $252.3 million in the current quarter.

Interest Income. Total interest income decreased by $417,000, or 10.0%, to $3.7 million for the quarter ended September 30, 2009 from $4.1 million for the quarter ended September 30, 2008. The yield on earning assets decreased by 85 basis points to 5.84% in the quarter ended September 30, 2009 compared to 6.69% in the quarter ended September 30, 2008 due to several factors. The impact of lower interest rates in the current quarter had a negative effect on the yields on earning assets. In addition, a shift in the mix of earning assets from loans to lower yielding investments and an decrease in the yield on loans negatively affected the yield on average earning assets.

Interest income on loans receivable decreased by $434,000, or 10.9%, to $3.6 million for the quarter ended September 30, 2009 from $4.0 million for the quarter ended September 30, 2008. The decrease in interest income on average loans was due to a 44 basis point decline in the yield earned on the loan portfolio as well as a $10.9 million decline in average loan balances from $230.6 million in the quarter ended September 30, 2008 to $219.7 million for quarter ended September 30, 2009. The lower yield was due to the decline in market interest rates mentioned above. In addition, the increase in the level of non-accrual loans also contributed to the decline in yield.

Interest income on investment securities, including investments required by law, increased $22,000 or 15.7% as the average balance increased $6.3 million from $11.7 million for the quarter ended September 30, 2008 to $18.0 million in the current quarter. The increase in balances more than offset the 120 basis point decline in the yield over the same period.

Interest income on federal funds sold and other investments decreased $5,000 or 33.3% to $10,000, as the yield declined 202 basis points consistent with the decline in short term market rates which more than offset the impact of average balances growing $12.1 million to $14.6 million for the quarter ending September 30, 2009.

Interest Expense. Total interest expense decreased by $299,000, or 16.2%, to $1.5 million for the quarter ended September 30, 2009 from $1.8 million for the quarter ended September 30, 2008 due to lower rates paid on interest-bearing liabilities. Interest expense on deposits decreased by $153,000 or 11.2% to $1.2 million in the current quarter from $1.4 million in the previous year’s quarter due to a 56 basis point decline in rates paid on deposits. This had a larger impact than the $17.2 million, or 9.4% growth in average deposit balances to $199.2 million for the quarter ended September 30, 2009 versus $182.1 million for the previous year’s corresponding quarter. The lower rates paid on deposits reflects the lower rate environment in the current quarter as well as a moderation of the competition pressures that existed in the previous year’s corresponding quarter.

Interest expense on short-term borrowings decreased $34,000, or 85%, to $6,000 for the three months ended September 30, 2009 from $40,000 for the three months ended September 30, 2008 due to the lower short term market rates. Interest expense on long-term borrowings decreased $112,000, or 25.4%, as the average balance declined $8.9 million, or 22.5%, to $30.6 million for the quarter ended September 30, 2009. In addition, the average rate paid was 17 basis points lower due to the re-pricing of maturing FHLB advances at lower rates.

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

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$219,696	$3,556	6.40%	$230,635	$3,990	6.84%
Investment and mortgage-backed securities (2)	17,984	162	3.59	11,665	140	4.79
Federal funds sold and other interest-earning assets	14,639	10	0.28	2,574	15	2.30

Total interest-earning assets	252,319	3,728	5.84	244,874	4,145	6.69
Non-interest-earning assets	15,632			16,199

Total assets	$267,951			$261,073

Interest-bearing liabilities:
Deposits (3)	$199,220	1,208	2.41	$182,058	1,361	2.97
Short-term borrowings	5,871	6	0.43	5,932	40	2.63
Long-term borrowings	30,645	330	4.21	39,550	442	4.38

Total interest-bearing liabilities	235,736	1,544	2.59	227,540	1,843	3.21

Non-interest-bearing liabilities	12,410			14,126

Total liabilities	248,146			241,666
Total stockholders’ equity	19,805			19,407

Total liabilities and stockholders’ equity	$267,951			$261,073

Net interest income		$2,184			$2,302

Net interest margin			3.43%			3.74%

Interest rate spread			3.25%			3.48%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.03%			107.62%

(1)	Includes nonaccrual loans
(2)	Includes investments required by law
(3)	Includes interest bearing escrow accounts

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for loan losses. The components of the allowance for loan losses represent an estimation done pursuant to either ASC Topic 855 or ASC 310-10-35. The adequacy of the allowance for loan losses is determined through a continuous review of the loan and lease portfolio and considers factors such as prior loss experience, type of collateral, industry standards, amount and type of past due loans in Patapsco Bancorp’s loan portfolio, current economic conditions, both national and local, and other factors unique to particular loans and leases in the portfolio. Patapsco Bancorp’s management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio.

The provision for loan losses was $394,000 in the quarter ended September 30, 2009, compared to $250,000 for the quarter ended September 30, 2008. The increase in the provision is primarily due to an increase in the historical loan loss rates, one of the components used in computing the allowance for loan losses. Patapsco Bancorp’s allowance for loan losses as a percentage of total loans outstanding was 1.45% of total loans as of September 30, 2009 versus 1.37% at June 30, 2009. Patapsco Bancorp’s allowance for loan losses as a percentage of nonperforming loans was 30.26% at September 30, 2009 as compared to 26.89% at June 30, 2009. Setting the allowance at this level takes into consideration that 95% of non-accrual loans are collateralized by real estate or guaranteed by the SBA at September 30, 2009. In consideration of the appropriate level for the allowance for loan losses, adjustments were made to real estate appraisals taking into consideration the age of the appraisal and the nature of the collateral. These adjusted appraisal values, which required management’s judgment, were used to develop estimated losses and related specific loss reserves within the allowance for loan losses. Patapsco Bancorp has concluded, after a thorough analysis of the nonperforming loan portfolio, watch list loans, delinquencies and other factors, that the allowance is adequate at September 30, 2009.

The following table shows the activity in the allowance for loan losses.

	Three Months Ended
	September 30
($ in thousands)	2009	2008

Allowance for loan losses, beginning of period	$3,023	$1,834
Provision for loan losses	394	250
Loans Charged Off:
Consumer	146	188
Real Estate	3	—
Commercial Loan	—	—
Commercial Lease	103	79

Total Charge-Offs	252	267

Recoveries:
Consumer	31	14
Real Estate	—	—
Commercial Loan	1	1
Commercial Lease	23	4

Total Recoveries	55	19

Allowance for loan losses, end of period	$3,220	$1,836

Ratio of net charge-offs (annualized) to average loans outstanding during the period	0.35%	0.43%

Ratio of allowance to nonperforming loans	30.26%	69.15%

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated.

	September 30,	June 30,
($ in thousands)	2009	2009
Loans accounted for on a non-accrual basis (1)
Real Estate:
Residential	$338	$134
Commercial	865	2,302
Construction	3,232	3,232
Consumer	151	146
Commercial Loan/Lease	5,390	5,427

Total	9,976	11,241

Accruing loans that are contractually past due 90 days or more	664	—

Total non-performing loans	10,640	11,241

Other non-performing assets (2)	1,215	1,265

Total non-performing assets	$11,855	$12,506

Nonperforming loans to total loans	4.81%	5.11%

Troubled debt restructurings (3)	$3,335	$4,112

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other nonperforming assets represent property acquired by Patapsco Bancorp through foreclosure or repossession.
(3)	Certain troubled debt restructurings are accounted on a non-accrual basis and included in total non-performing loans above.

At September 30, 2009, nonaccrual construction loans totaled $3.2 million and consisted of $845,000 in residential construction and development loans and a $2.4 million loan collateralized by commercial and residential lots. Nonaccrual commercial real estate consists of a loan collateralized by a hotel property. The $1.4 million decline in non-accrual commercial real estate loans reflects the transfer to accrual status of three loans that were restructured in prior periods for which the Company has received six consecutive monthly payments in accordance with the restructured terms. All commercial real estate and construction loans are considered well securitized. Commercial loans/leases include a $3.3 million loan supporting a borrower’s various business interests including commercial properties. In addition, this category includes four loans amounting to $810,000 to borrowers operating retail businesses. Of the $5.3 million in commercial non-accrual loans/leases, $1.4 million have an SBA guarantee.

The Company accepted a $2.0 million note receivable from Bradford Mid-Tier Company as payment for the merger termination fee. See Note 15, “Termination of Merger Agreement,” to the consolidated financial statements. Effective December 31, 2008, Bradford Mid-Tier Company renewed the note payable to the Company. The renewed promissory note matures on December 31, 2011 and provides for interest equal to the prime rate but no less than 3.25%. In the event Bradford Mid-Tier Company elects to defer interest payments in 2010 or 2011, the interest rate will be increased to the prime rate plus 0.70%. Repayment of this debt is guaranteed by the FDIC under the FDIC’s Temporary Liquidity Guarantee Program.

On August 28, 2009, Bradford Bank, a wholly owned subsidiary of Bradford Mid-Tier Company, was closed by the Office of Thrift Supervision (“OTS”) and the FDIC was appointed receiver. As a result of Bradford Bank being placed into receivership, the OTS was appointed statutory trustee of Bradford Mid-Tier Company. The $2.0 million note matures on December 31, 2011 and the Company expects to pursue collection from the FDIC at that time or earlier if an event of a default occurs prior to this date.

Noninterest Income. Patapsco Bancorp’s noninterest income consists of deposit fees, service charges, income from bank owned life insurance (“BOLI”) and gains. Total noninterest income decreased by $14,000, or 6.1%, to $214,000 for the quarter ended September 30, 2009 from $228,000 for the quarter ended September 30, 2008. The decrease was primarily a result of a nonrecurring gain on sale of repossessed property in the prior year’s comparable quarter.

Noninterest Expenses. Total noninterest expenses decreased by $57,000, or 2.9%, to $1.92 million for the quarter ended September 30, 2009 from $1.98 million for the quarter ended September 30, 2008. Compensation costs decreased $155,000 or 12.5% as staff incentives and commissions were lower. In addition, equipment expenses were lower as the prior year’s comparable quarter included costs in preparation for the subsequent conversion of the Company’s primary operating systems. These declines in costs were partially offset by significantly higher FDIC deposit insurance premiums due to higher premium rates prevalent in the banking industry in the current year in conjunction with the expiration of credits which benefit the prior year. In addition, professional fees were higher due to higher loan collection costs as well as the initiation of compliance costs associated with the Sarbanes-Oxley Act of 2002.

Income Taxes. Income tax expense was $30,000 (or 34.9% of pre-tax income) and $116,000 (or 38.0% of pre-tax income) for the periods ended September 30, 2009 and 2008, respectively. The decrease in the effective tax rate is a result of the impact of bank owned life insurance income on a lower level of pre-tax income.

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

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At September 30, 2009, the Company’s cash on hand and interest-bearing deposits totaled $11.0 million. In addition, the Company has approximately $16.1 million of investment securities classified as available-for-sale, none of which are pledged.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $13.4 million and unused lines of credit of $10.8 million. Certificates of deposit that are scheduled to mature in less than one year at September 30, 2009 totaled $67.8 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $654,000 for the payment of preferred dividends, as well as, interest payments on the $5.0 million in junior subordinated debentures. The only source of funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the holding company from the bank is limited by the earnings of the bank. At September 30, 2009 the holding company had cash on hand and interest bearing deposits of $1.8 million.

The Bank had $61.0 million in borrowing capacity with the Federal Home Loan Bank of Atlanta, with $22.1 million in borrowings outstanding, at September 30, 2009. These borrowings are secured by the Bank’s stock in the Federal Home Loan Bank of Atlanta and other eligible assets. In addition, the Bank has a $4.0 million line of credit, none of which was outstanding at September 30, 2009, with Pacific Coast Bankers Bank.

As discussed in Note 10 - Regulatory Capital Requirements, the Bank exceeded all regulatory minimum capital requirements.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	September 30, 2009	June 30, 2009
	($ in thousands)

Commitments to originate new loans	$13,364	$19,516
Undisbursed lines of credit	10,813	6,564
Financial standby letters of credit	1,373	1,392

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

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

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATAPSCO BANCORP, INC.

Date: November 12, 2009	/S/ MICHAEL J. DEE
Michael J. Dee
President and Chief Executive Officer

/S/ WILLIAM C. WIEDEL, JR.
William C. Wiedel, Jr.
Senior Vice President and Chief Financial Officer