Form 10-K/A
period 2009-06-30
PATAPSCO BANCORP INC
filed 2010-02-01
CIK 1003961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Number of shares of Common Stock outstanding as of September 22, 2009: 1,874,734.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the 2009 Annual Report to Stockholders. (Part II)

2. Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders. (Part III)

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 of Patapsco Bancorp, Inc. is being filed to include Exhibit 99.1, “31 C.F.R. § 30.15 Certification of Chief Executive Officer” and Exhibit 99.2, “31 C.F.R. § 30.15 Certification of Chief Financial Officer.”

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

Report of Registered Independent Accounting Firm

Consolidated Statements of Financial Condition as of June 30, 2009 and 2008

Consolidated Statements of Income for the Years Ended June 30, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended June 30, 2009 and 2008

Notes to Consolidated Financial Statements

(2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and also constitutes the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Patapsco Bancorp, Inc. and Articles Supplementary (1)
3.2	Bylaws of Patapsco Bancorp, Inc., as amended (2)
4.1	Form of Common Stock Certificate of Patapsco Bancorp, Inc. (3)
4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Patapsco Bancorp, Inc. (4)
4.3	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (4)
4.4	Form of warrant to purchase 300.003 shares of common stock of Patapsco Bancorp, Inc. (4)
4.5	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Patapsco Bancorp, Inc. (4)
4.6	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (4)
10.1	Letter Agreement and related Securities Purchase Agreement – Standard Terms, dated December 19, 2008, between Patapsco Bancorp, Inc. and United States Department of the Treasury (4)
10.2	Form of Waiver executed by each of Michael J. Dee, William C. Wiedel, Jr., Frank J. Duchacek, Jr. and Laurence S. Mitchell (4)
10.3	Form of Letter Agreement between Patapsco Bancorp, Inc. and each of Michael J. Dee, William C. Wiedel, Jr., Frank J. Duchacek, Jr. and Laurence S. Mitchell (4)
10.4	Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan† (5)
10.5	Form of Severance Agreement by and between The Patapsco Bank and John McClean, Francis Broccolino and William Peters† (6)
10.6	Form of Amended and Restated Severance Agreement by and between The Patapsco Bank and Laurence S. Mitchell and Frank J. Duchacek, Jr.† (7)
10.7	Patapsco Bancorp, Inc. 2000 Stock Option and Incentive Plan† (8)
10.8	Patapsco Bancorp, Inc. 2004 Stock Incentive Plan† (9)
10.9	Employment Agreement by and between The Patapsco Bank and Michael J. Dee† (9)
10.10	Severance Agreement by and between The Patapsco Bank and William C. Wiedel, Jr.† (9)
10.11	Form of Amendment No. 1 to the Amended and Restated Severance Agreement by and between The Patapsco Bank and Laurence S. Mitchell and Frank J. Duchacek, Jr. † (10)
13	Annual Report to Stockholders for the Fiscal Year Ended June 30, 2009*
21	Subsidiaries of the Registrant*

23	Consent of Beard Miller Company LLP*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
99.1	31 C.F.R. § 30.15 Certification of Chief Executive Officer
99.2	31 C.F.R. § 30.15 Certification of Chief Financial Officer

†	Management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000 (File No. 0-28032).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K for the event on July 23, 2008, filed with the SEC on July 25, 2008 (File No. 0-28032).
(3)	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A (File No. 0-28032).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K for the event on December 18, 2008, filed with the SEC on December 23, 2008 (File No. 0-28032).
(5)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1996 (File No. 0-28032).
(6)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005 (File No. 0-28032).
(7)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB/A for the year ended June 30, 2006 filed on December 6, 2006 (File No. 0-28032).
(8)	Incorporated herein by reference from the Company’s Registration Statement on Form S-8 (File No. 333-122300).
(9)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 (File No. 0-28032).
(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-28032).
*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATAPSCO BANCORP, INC.
January 28, 2010

	By:	/s/ Michael J. Dee
Michael J. Dee
President and Chief Executive Officer
(Duly Authorized Officer)