Form 10-Q
period 2009-12-31
PATAPSCO BANCORP INC
filed 2010-02-09
CIK 1003961

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2009

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

As of February 9, 2010, the issuer had 1,884,968 shares of Common Stock issued and outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

($ in thousands except for share data)

	December 31, 2009	June 30, 2009
Assets:
Cash and cash equivalents:
Cash on hand and due from banks	$5,475	$6,143
Interest bearing deposits in other banks	6,407	13,651

Total cash and cash equivalents	11,882	19,794
Securities available for sale	17,092	16,084
Loans receivable, net of allowance for loan losses of $3,333 and $3,023, respectively	212,444	216,927
Investment in securities required by law, at cost	2,847	2,817
Real estate acquired through foreclosure	4,377	1,265
Property and equipment, net	3,835	3,965
Core deposit intangible	219	246
Accrued interest and other assets	8,361	7,269

Total assets	$261,057	$268,367

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Non-interest bearing deposits	$10,667	$11,287
Interest bearing deposits	202,161	196,508

Total deposits	212,828	207,795
Long-term debt	22,100	34,300
Junior subordinated debentures	5,000	5,000
Accrued expenses and other liabilities	1,362	1,580

Total liabilities	241,290	248,675

Stockholders’ equity:
Preferred Stock – Series A Cumulative perpetual; $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $1,000 per share; 6,000 shares outstanding	5,732	5,698
Warrant Preferred stock – Series B Cumulative perpetual; $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $1,000 per share; 300 shares outstanding	330	334
Common stock $0.01 par value; authorized 4,000,000 shares; issued and outstanding 1,884,968 and 1,864,974 shares, respectively	19	19
Additional paid in capital	7,465	7,411
Obligation under Deferred Compensation	454	454
Deferred compensation contra	(78)	(78)
Retained income, substantially restricted	5,778	5,866
Accumulated other comprehensive income (loss), net of income taxes (benefit)	67	(12)

Total stockholders’ equity	19,767	19,692

Total liabilities and stockholders’ equity	$261,057	$268,367

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands except for per share data)	For Six Months Ended December 31,		For Three Months Ended December 31,
	2009	2008	2009	2008
Interest income:
Loans receivable, including fees	$6,913	$7,984	$3,357	$3,994
Securities, including securities required by law	325	272	163	132
Federal funds sold and other investments	15	27	5	12

Total interest income	7,253	8,283	3,525	4,138

Interest expense:
Deposits	2,247	2,739	1,039	1,378
Short-term debt	6	66	—	26
Long-term debt and subordinated debentures	634	872	304	430

Total interest expense	2,887	3,677	1,343	1,834

Net interest income	4,366	4,606	2,182	2,304
Provision for loan losses	792	1,560	398	1,310

Net interest income after provision for loan losses	3,574	3,046	1,784	994

Non-interest income:
Fees and service charges	357	364	169	176
Gain on sale of other repossessed assets	—	10	—	—
Other	48	52	22	22

Total non-interest income	405	426	191	198
Non-interest expense:
Compensation and employee benefits	2,127	2,451	1,046	1,215
Professional fees	261	153	145	79
Federal deposit insurance assessments	254	18	122	9
Equipment expense	107	170	51	75
Net occupancy expense	283	301	138	152
Advertising	22	34	7	27
Data processing	201	257	102	141
Amortization of core deposit intangible	26	26	13	13
Telephone, postage & delivery	141	139	69	70
Other	396	420	207	214

Total non-interest expense	3,818	3,969	1,900	1,994

Income/(loss) before provision/(benefit) for income taxes	161	(497)	75	(802)
Provision/(benefit) for income taxes	56	(203)	26	(319)

Net Income/(loss)	$105	$(294)	$49	$(483)
Preferred stock dividends	163	13	82	13

Net loss available for common shareholders	$(58)	$(307)	$(33)	$(496)

Basic loss per common share	$(.03)	$(0.16)	$(0.02)	$(0.26)

Diluted loss per common share	$(.03)	$(0.16)	$(0.02)	$(0.26)

Cash dividends declared per common share	$—	$0.07	$—	$0.00

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(unaudited)

($ in thousands)

	For Six Months Ended		For Three Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net income/(loss)	$105	$(294)	$49	$(483)
Other comprehensive income/(loss), net of income taxes/(benefit):
Unrealized net holding gain/(loss) on securities available-for-sale, net of income taxes/(benefit) of $51, $103, ($67), and $154, respectively	79	158	(103)	236

Comprehensive income/(loss)	$184	$(136)	$(54)	$(247)

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)	For the Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net Income/(loss)	$105	$(294)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Amortization of premiums and discounts, net	144	18
Amortization of deferred loan origination costs	3	1
Provision for loan losses	792	1,560
Depreciation	140	168
Amortization of core deposit intangible	26	26
Increase in cash surrender value of bank owned life insurance	(33)	(36)
Increase in accrued interest and other assets	(1,075)	(751)
Non-cash compensation under stock-based benefit plan	30	47
Increase/(decrease) in accrued expenses and other liabilities	(227)	138

Net cash provided by/(used in) operating activities	(95)	877

Cash flows from investing activities:
Proceeds from maturity of investments and principal repayments on mortgage-backed securities	6,137	2,579
Purchase of securities available for sale	(7,139)	(1,636)
Net change in loans	555	(6,924)
Net change in investments required by law	(30)	(66)
Purchase of property and equipment	(10)	(97)

Net cash used in investing activities	(487)	(6,144)

Cash flows from financing activities:
Net increase in deposits	6,175	118
Decrease in advance payments by borrowers	(1,142)	(1,116)
Net increase in short-term borrowings	—	3,000
Proceeds from long-term borrowings	—	17,500
Payments on long-term borrowings	(12,200)	(17,500)
Cash received from issuance of preferred stock	—	5,661
Cash received from issuance of warrant preferred stock	—	339
Dividends paid	(163)	(261)

Net cash (used in) provided by financing activities	(7,330)	7,741

Net increase/(decrease) in cash and cash equivalents	(7,912)	2,474
Cash and cash equivalents at beginning of period	19,794	9,193

Cash and cash equivalents at end of period	$11,882	$11,667

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$2,996	$3,740
Income taxes paid	173	310

Non-cash disclosures:
Loans transferred to real estate acquired through foreclosure, net	$3,112	$—

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

Note 3: FASB Launched Accounting Standards Codification

The Financial Accounting Standards Board (“FASB”) has issued the “FASB Accounting Standards Codification™” (“Codification” or “ASC”). The Codification establishes the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. The Codification supersedes all existing accounting and reporting standards. All other nongrandfathered accounting literature not included in the Codification will become nonauthoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it issues Accounting Standards Updates, which display an issue date expressed as the year with a sequential number for each update and serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP is not intended to be changed as a result of the FASB’s Codification project, but it changed the way the guidance is organized and presented. As a result, these changes have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this quarterly report.

Note 4: Basis of Presentation

The accompanying consolidated statement of financial condition at June 30, 2009, which has been derived from audited statements, and unaudited interim consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-K for the year ended June 30, 2009.

Note 5: Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events,” management has evaluated potential subsequent events through February 9, 2010, the date the financial statements were issued and has determined that this guidance did not have an impact on the Company’s financial position, results of operations or earnings per share.

Note 6: Recent Accounting Pronouncements

ASC Topics 810 and 860

In June 2009, the FASB issued ASC Topic 810, Accounting for Transfers of Financial Assets”, and ASC Topic 860, “Amendments to FASB Interpretation No. 46(R)”. These standards are effective for fiscal years beginning after November 15, 2009. ASC Topic 860 eliminates the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. ASC Topic 810 amends the consolidation guidance related to QSPE’s. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. The Company is evaluating the impact that these standards will have on its financial statements. We have not determined the effect that the adoption of ASC Topics 810 and 860 will have on our financial position or results of operations.

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

Note 7: Securities Available for Sale

Investment securities, classified as available for sale, are summarized as follows as of:

	December 31, 2009
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Corporate Bonds	$2,980	$81	$(28)	$3,033
U.S. Government agencies	8,115	6	(103)	8,018
Mortgage-backed securities	5,889	158	(6)	6,041

	$16,984	$245	$(137)	$17,092

	June 30, 2009
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Corporate Bonds	$2,980	$5	$(167)	$2,818
U.S. Government agencies	6,586	3	(13)	6,576
Mortgage-backed securities	6,539	155	(4)	6,690

	$16,105	$163	$(184)	$16,084

The scheduled maturities of securities available for sale at December 31, 2009 are as follows:

(In thousands)	Amortized Cost	Fair Value
Due in less than one year	$1,001	$1,023
Due in one to five years	866	862
Due after five through ten years	9,028	9,050
Due after ten years	6,089	6,157

	$16,984	$17,092

The following table shows the Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at:

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$6,997	$(103)	$—	$—	$6,997	$(103)
Corporate Bonds	—	—	972	(28)	972	(28)
Mortgage-backed securities	2,181	(6)	—	—	2,181	(6)

Total Temporarily Impaired Securities	$9,178	$(109)	$972	$(28)	$10,150	$(137)

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$3,565	$(13)	$—	$—	$3,565	$(13)
Corporate Bonds	—	—	2,311	(167)	2,311	(167)
Mortgage-backed securities	—	—	1,077	(4)	1,077	(4)

Total Temporarily Impaired Securities	$3,565	$(13)	$3,388	$(171)	$6,953	$(184)

There were no sales of securities during the six months ended December 31, 2009.

At December 31, 2009, the Company had four securities in an unrealized loss position. Unrealized losses detailed above relate primarily to U.S. Government agency bonds. The decline in fair value is considered temporary and is primarily due to interest rate fluctuations. The Company does not have the intent to sell these securities, and it is more likely than not that it will not be required to sell the securities prior to their recovery. None of the individual unrealized losses are significant.

The carrying amount of Federal Reserve Bank and Federal Home Loan Bank stocks totals $2.8 million and are considered restricted as to marketability. Management evaluates the Company’s restricted stock in the FHLB for impairment in accordance with ASC Topic 350, “Accounting by Certain Entities (Including With Trade Receivables) That Lend to or Finance The Activities of Others.” Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. The Company has concluded that the restricted stock investment is not impaired as of December 31, 2009.

Note 8: Preferred Stock

On December 19, 2008, as part of the Troubled Asset Relief Program’s (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 6,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference of $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase an additional $300,000 in preferred stock (“Series B preferred stock”), for an aggregate purchase price of $6.0 million.

The Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 15, 2014, the dividend rate will increase to 9% per annum. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A preferred stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date. Prior to February 15, 2012, the Company may redeem shares of Series A preferred stock only if it has received aggregate gross proceeds of not less than $1,500,000 from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Company from such offerings. The redemption of the Series A preferred stock requires prior regulatory approval.

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

Note 9: Regulatory Capital Requirements

At December 31, 2009, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at December 31, 2009.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%

Total Capital (to Risk Weighted Assets)	$24,131	11.97%	$16,196	8.00%	$20,245	10.00%

Tier 1 Capital (to Risk Weighted Assets)	$21,600	10.71%	$8,098	4.00%	$12,147	6.00%

Tier 1 Capital (to Average Assets)	$21,600	8.29%	$10,425	4.00%	$13,031	5.00%

The following table summarizes the Bank’s regulatory capital position at June 30, 2009.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%

Total Capital (to Risk Weighted Assets)	$23,933	11.58%	$16,536	8.00%	$20,670	10.00%

Tier 1 Capital (to Risk Weighted Assets)	$21,359	10.33%	$8,268	4.00%	$12,402	6.00%

Tier 1 Capital (to Average Assets)	$21,359	7.98%	$10,701	4.00%	$13,377	5.00%

Note 10: Loss Per Share

The following table presents a summary of per share data and amounts for the periods indicated.

	Six Months Ended December 31,		Three Months Ended December 31,
(in thousands except for per share data)	2009	2008	2009	2008

Net loss available for common shareholders	$(58)	$(307)	$(33)	$(496)
Basic weighted average shares outstanding	1,933	1,919	1,931	1,919
Basic loss per share	$(0.03)	$(0.16)	$(0.02)	$(0.26)
Dilutive shares	—	—	—	—
Diluted weighted average shares outstanding	1,933	1,919	1,931	1,919
Diluted loss per share	$(0.03)	$(0.16)	$(0.02)	$(0.26)

At December 31, 2009, there were 20,832 stock options outstanding all of which had exercise prices above the market price of the Company’s common stock on the same date.

Note 11: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional written commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1,759,000 of standby letters of credit as of December 31, 2009 and $1,392,000 outstanding as of June 30, 2009. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The amount of the liability as of December 31, 2009 and June 30, 2009 for guarantees under standby letters of credit issued is not material.

Note 12: Goodwill and Intangible Assets

ASC Topic 350, “Intangibles – Goodwill and Other” requires that goodwill no longer be amortized, but rather that it be tested for impairment on an annual basis at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as purchased customer accounts, are required to be amortized over their estimated lives. Other intangible assets are amortized using the straight-line method over estimated useful lives of 10 years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired.

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

A summary of share option activity for the six month period ended December 31, 2009 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000s)

Outstanding at June 30, 2009	20,832	$6.29	2.1	$—

Granted	—	—	—

Exercised	—	—	—

Forfeited or expired	—	—	—

Outstanding at December 31, 2009	20,832	$6.29	1.6	$—

Exercisable at December 31, 2009	20,832	$6.29

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

As of December 31, 2009, there are 57,255 deferred shares under this plan of which 12,906 are issued and outstanding. These deferred shares are allocated in lieu of cash compensation to Directors of the Company. These shares are included in shares outstanding for the purposes of computing earnings per share. Additionally, as of December 31, 2009 there are 3,250 non-vested shares outstanding under this plan.

A summary of the status of the Company’s non-vested shares as of December 31, 2009 is presented below:

	Common Shares	Weighted Average Grant-Date Fair Value

Non-vested as of June 30, 2009	13,484	$12.12

Awards Granted	—	—
Vested	10,234	13.71
Forfeited	—	—

Non-vested at December 31, 2009	3,250	$7.10

As of December 31, 2009 there was $12,000 of total unrecognized compensation costs related to non-vested share-based compensation. The cost is expected to be recognized over a weighted average period of 18 months. At grant date, vesting of the shares was “cliff” vesting at the end of either a two or three year period. Compensation expense totaling $6,000 and $20,000 has been recognized in the three and six month periods ended December 31, 2009 as a result of these awards.

Note 14: Termination of Merger Agreement

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

On August 28, 2009, Bradford Bank, a wholly owned subsidiary of Bradford Mid-Tier Company, was closed by the Office of Thrift Supervision (“OTS”) and the FDIC was appointed receiver. As a result of Bradford Bank being placed into receivership, the OTS was appointed statutory trustee of Bradford Mid-Tier Company and a bankruptcy trustee was appointed. The bankruptcy trustee demanded that the Company remit the balance of the prepaid interest payment noted above. This created a default of the note. The Company pursued collection from the FDIC. The FDIC has made two quarterly interest payments that were due on October 1, 2009 and January 4, 2010. At this time, the Company does not expect to receive the payment of principal until the note matures on December 31, 2011.

Note 15: Fair Value Measurements

Effective July 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures.” These standards defined the concept of fair value, established a framework for measuring fair value in accordance with GAAP, and expand disclosure about fair value measurements. ASC Topic 820 applies only to fair value measurements required or permitted under current accounting pronouncements, but does not require any new fair value measurements. Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets. The disclosure’s emphasis is on the inputs used to measure fair value and the effect of the measurement on earnings for the period. The adoption did not have any effect on the Company’s consolidated financial position or results of operations. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments as of December 31, 2009 and June 30, 2009.

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

The carrying amount and estimated fair value of financial instruments is summarized as follows at:

	December 31, 2009		June 30, 2009
(In thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Assets:
Cash and cash equivalents	$11,882	$11,882	$19,794	$19,794
Securities, available for sale	17,092	17,092	16,084	16,084
Loans receivable, net	212,444	215,424	216,927	223,991
Investment in securities required by law	2,847	2,847	2,817	2,817
Accrued interest receivable	1,365	1,365	1,596	1,596
Liabilities:
Deposits	212,828	213,633	207,795	208,571
Long-term debt	27,100	28,638	39,300	40,539
Accrued interest payable	327	327	436	436
Off balance sheet instruments:
Commitments to extend credit	—	—	—	—

Cash and Cash Equivalents – Due from Banks, Interest Bearings Deposits with Banks and Federal Funds Sold

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

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. All non-accrual loans are considered impaired. The measurement of impaired loans is based on the present value of the expected cash flows discounted at the historical effective interest rate, the market price of the loan, or the fair value of the underlying collateral. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $5.1 million less their specific valuation allowances of $999,000 as determined in accordance with ASC 310-10-35 (formerly SFAS 114, “Accounting by Creditors for Impairment of a Loan”). The increase in the allowance to $999,000 at December 31, 2009 resulted in impairment charges of $505,000 and $617,000 for the three and six month periods ended December 31, 2009, respectively, which was included in earnings for the three months and six ended December 31, 2009.

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

In April 2009, the FASB issued ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” ASC 820-10-65 defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. ASC 820-10-65 provides additional guidance in determining when the volume and level of activity for the asset or liability has significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances when a transaction may not be considered orderly.

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

This ASC 820-10-65 clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. ASC 820-10-65 provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

	At December 31, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Securities available for sale	$17,092	$—	$17,092	$—

Measured at fair value on a nonrecurring basis:
Impaired Loans	$4,064	$—	$—	$4,064

	At June 30, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Securities available for sale	$16,084	$—	$16,084	$—

Measured at fair value on a nonrecurring basis:
Impaired Loans	$2,703	$—	$—	$2,703

Note 16: Reclassification

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

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and the Risk Factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

In accordance with the provisions of ASC 310-10-35, the Company determines and recognizes impairment of certain loans. A loan is determined to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including past-due interest. The Company generally considers a period of delay in payment to include delinquency up to and including 90 days. ASC Topic 310 requires that impairment in a loan be measured at the present value of its expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

ASC Topic 310 is generally applicable for all loans except large groups of smaller-balance homogeneous loans that are evaluated collectively for impairment, including residential first and second mortgage loans and consumer installment loans. Impaired loans are therefore generally comprised of commercial mortgage, real estate development, and certain restructured residential loans. In addition, impaired loans are generally loans which management has placed in non-accrual status since loans are placed in non-accrual status on the earlier of the date that management determines that the collection of principal and/or interest is in doubt or the date that principal or interest is 90 days or more past-due.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of the probable losses in the loan and lease portfolio can vary significantly from amounts that actually occur.

Real estate acquired through foreclosure and other repossessed assets are initially recorded at the estimated fair value, net of estimated selling costs, and subsequently at the lower of carrying cost or fair value less estimated costs to sell. Costs relating to holding such property are charged against income in the current period, while costs relating to improving such real estate are capitalized until a salable condition is reached.

Comparison of Financial Condition at December 31, 2009 and June 30, 2009

Patapsco Bancorp’s assets decreased by $7.3 million, or 2.7% to $261.1 million at December 31, 2009 from $268.4 million at June 30, 2009. Net loans declined $4.5 million or 2.1% to $212.4 million at December 31, 2009 from $216.9 million at June 30, 2009. Growth in commercial real estate loans of $2.6 million was more than offset by decreases in commercial leases of $3.1 million, residential mortgage loans of $1.5 million, construction loans of $1.2 million, consumer loans of $1.3 million and commercial business loans of $0.9 million. These amounts include the foreclosure of collateral on three loans totaling $3.2 million – a $2.4 million land acquisition and development loan, a $472,000 SBA 504 Loan Program restaurant loan and a $295,000 SBA 7(a) Loan Program loan for an excursion charter boat.

Securities available for sale increased $1.0 million to $17.1 million at December 31, 2009 from $16.1 million at June 30, 2009 as maturities of $5.5 million and pay-downs of the mortgage-backed securities of $0.6 million were replaced by new purchases of investment securities of $7.1 million. Other assets grew $1.1 million due to the prepayment of twelve quarters of FDIC deposit insurance premiums as of December 31, 2009.

Total deposits grew $5.0 million, or 2.4%, to $212.8 million at December 31, 2009 from $207.8 million at June 30, 2009. Interest-bearing deposits increased $5.7 million, or 2.9%, to $202.2 million at December 31, 2009 from $196.5 million at June 30, 2009. Noninterest-bearing deposits decreased $0.6 million, or 5.5%, to $10.7 million at December 31, 2009 from $11.3 million at June 30, 2009. Long-term debt decreased $12.2 million to $22.1 million at December 31, 2009 from $34.3 million at June 30, 2009. This reduction was funded primarily by the reduction in short-term investments and secondarily by the growth in deposits.

Stockholders’ equity increased by $75,000 from $19.7 million at June 30, 2009 to $19.8 million at December 31, 2009 and resulted primarily from an improvement in the market value of available for sales securities, net of income taxes.

Comparison of Operating Results for the Quarter and Six Months Ended December 31, 2009 and December 31, 2008

Net Income. Patapsco Bancorp recorded a net loss available to common shareholders of $33,000, or $0.02 per share, for the quarter ended December 31, 2009 compared to a net loss of $496,000 or $0.26 per share for the quarter ended December 31, 2008. The improved net loss available to common shareholders in the current quarter resulted from the loan loss provision being $912,000 lower than same quarter in 2008. The previous year’s provision reflected the rapid deterioration in economic conditions and the related impact on the Company’s loan portfolio. In addition, net interest income was $122,000 lower due to a reduction in loan demand which has resulted in a shift in earning assets from loans to lower yielding investments. The Company declared and paid $82,000 in dividends on preferred and warrant preferred stock during the current quarter versus $13,000 in the previous year’s quarter due to the timing of preferred stock issuance. For the six months ended December 31, 2009, the Company recorded a net loss applicable to common shareholders of $58,000 compared to a loss of $307,000 for the same period in 2008 as the loan loss provision decreased $768,000 to $792,000 in the current period from $1.6 million in the same period of the prior year. The Company declared and paid $163,000 in dividends on preferred and warrant preferred stock during the six months ended December 31, 2009 versus $13,000 in the same period of the previous year.

Net Interest Income. Patapsco Bancorp’s net interest income decreased by $122,000, or 5.3%, to $2.2 million for the quarter ended December 31, 2009 compared to $2.3 million for the same quarter in 2008. The decrease in net interest income during the comparable three-month periods was due to a 15 basis point decrease in the net interest margin to 3.49% in the quarter ended December 31, 2009 from 3.64% in the quarter ended December 31, 2008. The decline in the net interest margin was driven by an 88 basis point decline in the average rate earned on interest earning assets which more than offset the 80 basis point decrease in the average rate paid on interest bearing liabilities. In addition, the volume of interest earning assets declined $3.7 million to $247.9 million for the quarter ended December 31, 2009 versus $251.6 million for the quarter ended December 31, 2008.

For the six months ended December 31, 2009 net interest income declined $240,000 as the net interest margin decreased 23 basis points which more than offset the $2.1 million increase in growth in interest earning assets. The decline in the net interest margin was due to the aforementioned decline in asset yields which exceeded the drop in funding costs.

Interest Income. Total interest income decreased by $613,000, or 15%, to $3.5 million for the quarter ended December 31, 2009 from $4.1 million for the quarter ended December 31, 2008. Total interest income for the six months ended December 31, 2009 decreased $1.0 million to $7.3 million from $8.3 million in the comparable period of the prior year. The decreases in interest income during the comparable three and six month periods were due to lower rates of interest earned, which more than offset the higher level of earning assets. The impact of lower market interest rates in the current three and six month periods had a negative effect on the yields on earning assets. In addition, a shift in the mix of earning assets from loans to lower yielding investments and a decrease in the yield on loans negatively affected the yield on average earning assets.

Interest income on loans receivable decreased by $637,000, or 16%, to $3.4 million for the quarter ended December 31, 2009 from $4.0 million for the quarter ended December 31, 2008. For the six months ended December 31, 2009, interest income on loans declined $1.1 million to $6.9 million from $8.0 million in the same period of the previous year. The decreases in interest income on loans for both the three and six months periods were due to lower yields as well as lower average loan balances. The lower yields were due to the decline in market interest rates mentioned above. In addition, the increase in the level of non-accrual loans also contributed to the declines in yields. The lower loan volumes were due to a considerable drop in loan demand over the previous year.

Interest income on investment securities, including investments required by law, increased $31,000, or 23%, to $163,000 and by $53,000, or 19%, to $325,000 in the three and six month periods ended December 31, 2009, respectively as the increase in volumes for the respective periods more than offset the declines in the yield over the same periods.

Interest income on federal funds sold and other investments decreased $7,000, or 60%, to $5,000, and by $12,000, or 56%, to $15,000 in the three and six month periods ended December 31, 2009, respectively as the decline in yields more than offset the impact of the growth in average balances.

Interest Expense. Total interest expense decreased by $491,000, or 27%, to $1.3 million for the quarter ended December 31, 2009 from $1.8 million for the quarter ended December 31, 2008. Total interest expense decreased $790,000, or 21%, to $2.9 million for the six month period ended December 31, 2009 from $3.7 million for the six month period ended December 31, 2008. The decline in interest expense during the comparable three and six month periods was due to lower rates paid on interest-bearing liabilities which more than offset the higher level of balances.

Interest expense on deposits decreased by $339,000, or 25%, to $1.0 million in the current quarter from $1.4 million in the previous year’s quarter. For the six months ended December 31, 2009 interest expense on deposits decreased $492,000, or 18%, to $2.2 million. The decrease in interest expense on deposits in both the quarterly and year to date periods was due to a decline in rates paid on deposits which had a larger impact than the growth in average deposit balances. The lower rates paid on deposits reflect the lower rate environment in the current periods as well as a moderation of the competition pressures that existed in the previous year.

Interest expense on short-term borrowings decreased $26,000, or 100%, for the current quarter from $26,000 for the three months ended December 31, 2008 due to the complete run-off of these borrowings. For the six months ended December 31, 2009, interest expense on short-term borrowings decreased $60,000, or 91%, to $6,000 due to lower volumes as well as a decline in rates.

Interest expense on long-term borrowings decreased $126,000, or 29%, to $304,000 for the quarter ended December 31, 2009. For the six months ended December 31, 2009, interest expense on long-term borrowings decreased $238,000, or 27%, to $634,000. The decreases in interest expense in the comparable three and six month periods were due to lower average balances outstanding which more than offset the slightly higher rates of interest paid. The average rates paid were higher as lower rate borrowings matured and were not replaced.

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

	Six Months Ended December 31,
	2009			2008
	Average Balance	Interest	Average Rate(1)	Average Balance	Interest	Average Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, including fees (2)	$219,438	$6,913	6.23%	$232,781	$7,984	6.78%
Securities, including securities required by law	18,911	325	3.43%	11,692	272	4.65%
Federal funds sold and other investments	12,148	15	0.24%	3,891	27	1.38%

Total interest earning assets	250,497	7,253	5.73%	248,364	8,283	6.59%
Non-interest-earning assets	14,783			15,980

Total assets	$265,280			$264,344

Interest-bearing liabilities:
Interest bearing deposits	$201,207	2,247	2.21%	$185,042	2,739	2.94%
Short-term borrowings	2,935	6	0.43%	4,908	66	2.62%
Long-term borrowings	28,872	634	4.30%	40,778	872	4.19%

Total interest-bearing liabilities	233,014	2,887	2.45%	230,728	3,677	3.16%
Non-interest-bearing liabilities	12,423			13,772

Total liabilities	245,437			244,500
Stockholders’ equity	19,843			19,844

Total liabilities and stockholders’ equity	$265,280			$264,344

Net interest income		$4,366			$4,606

Interest rate spread			3.28%			3.43%

Net Interest margin			3.46%			3.69%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.50%			107.64%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

	Three Months Ended December 31,
	2009			2008
	Average Balance	Interest	Average Rate(1)	Average Balance	Interest	Average Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, including fees (2)	$219,181	$3,357	6.06%	$234,638	$3,994	6.73%
Securities, including securities required by law	19,838	163	3.28%	11,718	132	4.50%
Federal funds sold and other investments	8,880	5	0.22%	5,240	12	0.92%

Total interest earning assets	247,899	3,525	5.62%	251,596	4,138	6.50%
Non-interest-earning assets	15,297			16,020

Total assets	$263,196			$267,616

Interest-bearing liabilities:
Interest bearing deposits	$203,192	1,039	2.03%	$188,026	1,378	2.92%
Short-term borrowings	—	—	—	3,883	26	2.62%
Long-term borrowings	27,100	304	4.39%	42,006	430	4.10%

Total interest-bearing liabilities	230,292	1,343	2.31%	233,915	1,834	3.11%
Non-interest-bearing liabilities	13,023			13,419

Total liabilities	243,315			247,334
Stockholders’ equity	19,881			20,282

Total liabilities and stockholders’ equity	$263,196			$267,616

Net Interest Income		$2,182			$2,304

Interest rate spread			3.31%			3.39%

Net interest margin			3.49%			3.64%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.65%			107.56%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for loan losses. The components of the allowance for loan losses represent an estimation done pursuant to either ASC Topic 855 and ASC 310-10-35. The adequacy of the allowance for loan losses is determined through a continuous review of the loan and lease portfolio and considers factors such as prior loss experience, type of collateral, industry standards, amount and type of past due loans in Patapsco Bancorp’s loan portfolio, current economic conditions, both national and local, and other factors unique to particular loans and leases in the portfolio. Patapsco Bancorp’s management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio.

The following table shows the activity in the allowance for loan losses.

	Six Months Ended December 31		Three Months Ended December 31
($ in thousands)	2009	2008	2009	2008

Allowance for loan losses, beginning of period	$3,023	$1,834	$3,220	$1,836
Provision for loan losses	792	1,560	398	1,310
Loans Charged Off:
Consumer	302	283	156	95
Real Estate	3	1	—	1
Commercial Loan	110	—	110	—
Commercial Lease	158	280	55	201

Total Charge-Offs	573	564	321	297

Recoveries:
Consumer	43	38	12	24
Real Estate	—	—	—	—
Commercial Loan	19	2	18	1
Commercial Lease	29	30	6	26

Total Recoveries	91	70	36	51

Allowance for loan losses, end of period	$3,333	$2,900	$3,333	$2,900

Ratio of net charge-offs (annualized) to average loans outstanding during the period	0.44%	0.42%	0.52%	0.42%

Ratio of allowance to nonperforming loans	32.10%	67.66%

The provision for loan losses was $398,000 in the quarter ended December 31, 2009, compared to $1.3 million for the quarter ended December 31, 2008. The decrease in the provision is primarily due to the previous year’s provision reflecting an increase in the historical loan loss rates, one of the components used in computing the allowance for loan losses. Patapsco Bancorp’s allowance for loan losses as a percentage of total loans outstanding was 1.54% of total loans as of December 31, 2009 versus 1.37% at June 30, 2009. Patapsco Bancorp’s allowance for loan losses as a percentage of nonperforming loans was 32.1% at December 31, 2009 as compared to 26.89% at June 30, 2009. Setting the allowance at this level takes into consideration that 93% of non-performing loans are collateralized by real estate or guaranteed by the SBA at December 31, 2009. In consideration of the appropriate level for the allowance for loan losses, downward adjustments were made to values established by real estate appraisals, where warranted, taking into consideration the age of the appraisal and the nature of the collateral. These adjusted appraisal values, which required management’s judgment, were used to develop estimated losses and related specific loss reserves within the allowance for loan losses. The decline in the ratio of allowance to nonperforming loans from 67.66% at December 31, 2008 to 32.10% at December 31, 2009 reflects the aforementioned increase in historical loan loss rates in the previous year’s period as well as the rapidly declining economy. Patapsco Bancorp has concluded, after a thorough analysis of the nonperforming loan portfolio, watch list loans, delinquencies and other factors, that the allowance is adequate at December 31, 2009.

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated.

($ in thousands)	December 31, 2009	June 30, 2009

Loans accounted for on a non-accrual basis (1)
Real Estate:
Residential	$651	$134
Commercial	1,264	2,302
Construction	2,148	3,232
Consumer	55	146
Commercial Loan/Lease	5,555	5,427

Total	9,673	11,241
Accruing loans that are contractually past due 90 days or more	709	—

Total non-performing loans	10,382	11,241

Other non-performing assets (2)	4,377	1,265

Total non-performing assets	$14,759	$12,506

Nonperforming loans to total loans	4.81%	5.11%

Troubled debt restructurings (3)	$6,847	$4,112

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other nonperforming assets represent property acquired by Patapsco Bancorp through foreclosure or repossession.
(3)	Certain troubled debt restructurings are accounted on a non-accrual basis and included in total non-performing loans above.

At December 31, 2009, nonaccrual construction loans totaled $2.1 million and consisted of a $1.3 million condominium conversion project and $845,000 in residential construction and development loans. Nonaccrual commercial real estate consists of an $865,000 loan collateralized by a hotel property and $398,000 in residential investor property loans. The $1.1 million decline in non-accrual commercial real estate loans reflects the transfer of a $2.3 million loan collateralized by commercial and residential lots to real estate acquired through foreclosure. All commercial real estate and construction loans are considered well securitized. Commercial loans/leases include a $3.3 million loan supporting a borrower’s various business interests including commercial properties. In addition, this category includes five loans amounting to $1.1 million to borrowers operating retail businesses. Of the $5.6 million in commercial non-accrual loans/leases, $1.1 million have an SBA guarantee.

The Company accepted a $2.0 million note receivable from Bradford Mid-Tier Company as payment for a merger termination fee. On August 28, 2009, Bradford Bank, a wholly owned subsidiary of Bradford Mid-Tier Company, was closed by the Office of Thrift Supervision (“OTS”) and the FDIC was appointed receiver. As a result of Bradford Bank being placed into receivership, the OTS was appointed statutory trustee of Bradford Mid-Tier Company. Repayment of this debt is guaranteed by the FDIC under the FDIC’s Temporary Liquidity Guarantee Program. See Note 14, “Termination of Merger Agreement,” to the consolidated financial statements for further discussion of this issue.

Noninterest Income. Patapsco Bancorp’s noninterest income consists of deposit fees, service charges, income from bank owned life insurance (“BOLI”) and gains. Total noninterest income decreased by $7,000, or 3.5%, to $191,000 for the quarter ended December 31, 2009 from $198,000 for the quarter ended December 31, 2008 due to lower deposit service fees. For the six months ended December 31, 2009, noninterest income decreased $21,000 or 4.9% due to lower deposit service fees and a nonrecurring gain on sale of repossessed property in the prior year’s comparable quarter.

Noninterest Expenses. Total noninterest expenses decreased by $94,000, or 4.7%, to $1.9 million for the quarter ended December 31, 2009 from $1.99 million for the quarter ended December 31, 2008. Compensation costs decreased $169,000 or 13.9% as staff incentives and commissions were lower. Also, the previous year’s quarter included $68,000 in severance costs associated with the decision to cease origination of commercial leases. In addition, data processing costs were $39,000 lower in the quarter ended December 31, 2009 due to the conversion of the Company’s primary operating systems in the previous year’s quarter. These declines in costs were partially offset by significantly higher FDIC deposit insurance premiums due to higher premium rates prevalent in the banking industry in the current year in conjunction with the expiration of credits which benefit the prior year. In addition, professional fees were higher due to higher loan collection costs as well as increased compliance costs associated with the Sarbanes-Oxley Act of 2002. For the six months ended December 31, 2009, noninterest expenses decreased $151,000 or 3.8% to $3.8 million from $4.0 million in same period of the prior year. Similar trends as in the current quarter were prevalent in the six month period.

Income Taxes. Income tax expense was $26,000 (or 34.7% of pre-tax income) versus a tax benefit of $319,000 (or 39.8% of pre-tax income) for the three month periods ended December 31, 2009 and 2008, respectively. For the six months ended December 31, 2009 the Company recorded tax expense of $56,000 (or 34.8% of pre-tax income) versus a benefit of $203,000 (or 40.8% of pre-tax income) in the same period last year. The change in the effective tax rate is a result of the impact of bank owned life insurance income on a lower level of pre-tax income.

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

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At December 31, 2009, the Company’s cash on hand and interest-bearing deposits totaled $11.9 million. In addition, the Company has approximately $17.1 million of investment securities classified as available-for-sale, $4.5 million of which are pledged as collateral for the Company’s federal funds line of credit.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $12.8 million and unused lines of credit of $10.8 million. Certificates of deposit that are scheduled to mature in less than one year at December 31, 2009 totaled $69.0 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $654,000 for the payment of preferred dividends, as well as, interest payments on the $5.0 million in junior subordinated debentures. The only source of funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the holding company from the Bank is limited by the earnings of the Bank. At December 31, 2009 the holding company had cash on hand and interest bearing deposits of $2.1 million.

The Bank had $58.0 million in borrowing capacity with the Federal Home Loan Bank of Atlanta, with $22.1 million in borrowings outstanding, at December 31, 2009. These borrowings are secured by the Bank’s stock in the Federal Home Loan Bank of Atlanta and other eligible assets. In addition, the Bank has a $4.0 million line of credit, none of which was outstanding at December 31, 2009, with Pacific Coast Bankers Bank.

As discussed in Note 9 - Regulatory Capital Requirements, the Bank exceeded all regulatory minimum capital requirements.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	December 31, 2009	June 30, 2009
	($ in thousands)

Commitments to originate new loans	$12,839	$19,516
Undisbursed lines of credit	10,843	6,564
Financial standby letters of credit	1,759	1,392

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

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Item 1A in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. There have been no material changes to the Risk Factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June  30, 2009

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The following table sets forth matters that were voted upon at the Company’s Annual Meeting of Stockholder’s held on November 5, 2009:

	Votes For	Votes Against	Broker Non-votes	Abstain
Election of Directors:

Douglas H. Ludwig	1,300,504	183,404	—	—
Thomas P. O’Neill	1,374,590	109,318	—	—
Michael J. Dee	1,366,650	117,258	—	—

Approval of compensation of executive officers	1,196,537	292,389	—	26,691

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to §906 of Sarbanes Oxley Act

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATAPSCO BANCORP, INC.

Date: February 9, 2010	/s/ Michael J. Dee
Michael J. Dee
President and Chief Executive Officer

/s/ William C. Wiedel, Jr.
William C. Wiedel, Jr.
Senior Vice President and Chief Financial Officer