Form 10-Q
period 2010-03-31
PATAPSCO BANCORP INC
filed 2010-05-13
CIK 1003961

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010

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

Yes  ☐     No  ☒

As of May 10, 2010, the issuer had 1,884,968 shares of Common Stock issued and outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

($ in thousands except for share data)

	March 31, 2010	June 30, 2009
Assets:
Cash and cash equivalents:
Cash on hand and due from banks	$6,698	$6,143
Interest bearing deposits in other banks	13,579	13,651

Total cash and cash equivalents	20,277	19,794
Securities available for sale	15,832	16,084
Loans receivable, net of allowance for loan losses of $5,307 and $3,023, respectively	206,023	216,927
Investment in securities required by law, at cost	2,848	2,817
Real estate acquired through foreclosure, net of allowance for losses of $837 and $0, respectively	3,540	1,265
Property and equipment, net	3,819	3,965
Core deposit intangible	207	246
Accrued interest and other assets	10,694	7,269

Total assets	$263,240	$268,367

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Non-interest bearing deposits	$11,211	$11,287
Interest bearing deposits	210,516	196,508

Total deposits	221,727	207,795
Long-term debt	17,100	34,300
Junior subordinated debentures	5,000	5,000
Accrued expenses and other liabilities	1,670	1,580

Total liabilities	245,497	248,675

Stockholders’ equity:
Preferred Stock – Series A Cumulative perpetual; $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $1,000 per share; 6,000 shares outstanding	5,749	5,698
Warrant Preferred stock – Series B Cumulative perpetual; $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $1,000 per share; 300 shares outstanding	328	334
Common stock—$0.01 par value; authorized 4,000,000 shares; issued and outstanding 1,884,968 and 1,864,974 shares, respectively	19	19
Additional paid in capital	7,466	7,411
Obligation under deferred compensation	454	454
Deferred compensation contra	(78)	(78)
Retained income, substantially restricted	3,687	5,866
Accumulated other comprehensive income (loss), net of income taxes (benefit)	118	(12)

Total stockholders’ equity	17,743	19,692

Total liabilities and stockholders’ equity	$263,240	$268,367

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands except for per share data)

	For Nine Months Ended March 31,		For Three Months Ended March 31,
	2010	2009	2010	2009
Interest income:
Loans receivable, including fees	$10,103	$11,628	$3,190	$3,644
Securities, including securities required by law	473	400	148	128
Federal funds sold and other investments	21	32	6	5

Total interest income	10,597	12,060	3,344	3,777

Interest expense:
Deposits	3,217	4,009	970	1,270
Short-term debt	6	89	—	23
Long-term debt and subordinated debentures	921	1,297	287	425

Total interest expense	4,144	5,395	1,257	1,718

Net interest income	6,453	6,665	2,087	2,059
Provision for loan losses	3,375	2,451	2,583	891

Net interest income/(loss) after provision for loan losses	3,078	4,214	(496)	1,168

Non-interest income:
Fees and service charges	506	545	149	181
Net gain on sale of securities available for sale	71	—	71	—
Gain on sale of other repossessed assets	—	10	—	—
Other	96	72	48	20

Total non-interest income	673	627	268	201
Non-interest expense:
Compensation and employee benefits	3,217	3,514	1,090	1,063
Professional fees	461	262	200	120
Federal deposit insurance assessments	378	202	124	184
Equipment expense	161	235	54	65
Net occupancy expense	441	457	158	156
Advertising	33	49	11	15
Data processing	323	309	122	83
Amortization of core deposit intangible	39	39	13	13
Telephone, postage & delivery	220	218	79	79
Provision for losses on and cost of real estate acquired through foreclosure	1,024	—	982	—
Other	608	664	254	202

Total non-interest expense	6,905	5,949	3,087	1,980

Loss before benefit for income taxes	(3,154)	(1,108)	(3,315)	(611)
Benefit for income taxes	(1,265)	(447)	(1,321)	(244)

Net loss	$(1,889)	$(661)	$(1,994)	$(367)
Preferred stock dividends	245	51	82	38

Net loss available for common shareholders	$(2,134)	$(712)	$(2,076)	$(405)

Basic loss per common share	$(1.11)	$(0.37)	$(1.07)	$(0.21)

Diluted loss per common share	$(1.11)	$(0.37)	$(1.07)	$(0.21)

Cash dividends declared per common share	$—	$0.09	$—	$0.02

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(unaudited)

($ in thousands)

	For Nine Months Ended March 31,		For Three Months Ended March 31,
	2010	2009	2010	2009
Net loss	$(1,889)	$(661)	$(1,994)	$(367)
Other comprehensive income/(loss), net of income taxes/(benefit):
Unrealized net holding gain/(loss) on securities available-for-sale, net of income taxes/(benefit) of $85, $70, $33, and $(33), respectively	130	107	51	(51)

Comprehensive loss	$(1,759)	$(554)	$(1,943)	$(418)

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)

	For the Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,889)	$(661)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Amortization of premiums and discounts, net	222	39
Gain on sale of securities available for sale	(71)	—
Amortization of deferred loan origination costs	5	1
Provision for loan losses	3,375	2,451
Provision for loss on real estate acquired through foreclosure	837	—
Depreciation	207	249
Amortization of core deposit intangible	39	39
Increase in cash surrender value of bank owned life insurance	(76)	(53)
Increase in accrued interest receivable and other assets	(3,399)	(840)
Non-cash compensation under stock-based benefit plan	34	63
Increase in accrued expenses and other liabilities	79	91

Net cash provided by/(used in) operating activities	(637)	1,379

Cash flows from investing activities:
Proceeds from maturity of investments and principal repayments on mortgage-backed securities	8,929	2,957
Purchase of securities available for sale	(9,639)	(4,681)
Proceeds from sale of securities available for sale	1,050	—
Net change in loans	4,325	(2,970)
Funds received in sale of real estate owned	60
Net change in investments required by law	(31)	(167)
Purchase of property and equipment	(61)	(100)

Net cash provided by/(used in) investing activities	4,633	(4,961)

Cash flows from financing activities:
Net increase in deposits	14,482	183
Decrease in advance payments by borrowers	(550)	(494)
Net increase in short-term borrowings	—	3,000
Proceeds from long-term borrowings	—	17,500
Payments on long-term borrowings	(17,200)	(17,500)
Cash received from issuance of preferred stock	—	5,661
Cash received from issuance of warrant preferred stock	—	338
Dividends paid	(245)	(348)

Net cash provided by/(used in) financing activities	(3,513)	8,340

Net increase in cash and cash equivalents	483	4,758
Cash and cash equivalents at beginning of period	19,794	7,090

Cash and cash equivalents at end of period	$20,277	$12,574

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$4,271	$5,538
Income taxes paid	198	380

Non-cash disclosures:
Loans transferred to real estate acquired through foreclosure, net	$3,172	$—

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Principles of Consolidation

The consolidated financial statements include the accounts of Patapsco Bancorp, Inc. (the “Company” or “Patapsco Bancorp”) and its wholly-owned subsidiary, The Patapsco Bank (the “Bank”), the Bank’s wholly owned subsidiaries Prime Business Leasing and Patapsco Financial Services, Inc. All inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2: The Patapsco Bank

The Bank, the primary operating unit of the Company, is regulated by The Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) and The State of Maryland. The primary business of the Bank is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans, consumer loans and commercial business loans. The Bank competes with other financial and mortgage institutions in attracting and retaining deposits and originating loans.

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

Note 4: Basis of Presentation

The accompanying consolidated statement of financial condition at June 30, 2009, which has been derived from audited statements, and the unaudited interim consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with GAAP. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-K for the year ended June 30, 2009.

Note 5: Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events,” management has evaluated potential subsequent events through the date the financial statements were issued and has determined that this guidance did not have an impact on the Company’s financial position, results of operations or earnings per share. See Notes 8 and 9 for a discussion of deferral of interest payments on trust preferred securities and dividends on Series A and Series B preferred stock.

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

Note 7: Securities Available for Sale

Investment securities, classified as available for sale, are summarized as follows as of:

	March 31, 2010
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Corporate Bonds	$1,500	$15	$(23)	$1,492
U.S. Government agencies	8,550	8	(3)	8,555
Mortgage-backed securities	5,591	197	(3)	5,785

	$15,641	$220	$(29)	$15,832

	June 30, 2009
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Bonds	$2,980	$5	($167)	$2,818
U.S. Government agencies	6,586	3	(13)	6,576
Mortgage-backed securities	6,539	155	(4)	6,690

	$16,105	$163	($184)	$16,084

The scheduled maturities of securities available for sale at March 31, 2010 are as follows:

(In thousands)	Amortized Cost	Fair Value
Due in less than one year	$501	$516
Due in one to five years	—	—
Due after five through ten years	6,535	6,512
Due after ten years	3,014	3,019
Mortgage-backed securities	5,591	5,785

	$15,641	$15,832

The following table shows the Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at:

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$997	$(3)	$—	$—	$997	$(3)
Corporate Bonds	—	—	976	(23)	976	(23)
Mortgage-backed securities	764	(3)	—	—	764	(3)

Total Temporarily Impaired Securities	$1,761	$(6)	$976	$(23)	$2,737	$(29)

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$3,565	$(13)	$—	$—	$3,565	$(13)
Corporate Bonds	—	—	2,311	(167)	2,311	(167)
Mortgage-backed securities	—	—	1,077	(4)	1,077	(4)

Total Temporarily Impaired Securities	$3,565	$(13)	$3,388	$(171)	$6,953	$(184)

During the nine months ended March 31, 2010 and 2009, $1.1 million and $0 in securities were sold at a gross gain of $71,000 and $0, respectively, using the specific identification method. During the three months ended March 31, 2010 and 2009, $1.1 million and $0 in securities were sold at a gross gain of $71,000 and $0, respectively, using the specific identification method.

At March 31, 2010, the Company had three securities in an unrealized loss position. Unrealized losses detailed above relate to one corporate bond and two agency securities. The decline in fair value is considered temporary and is primarily due to interest rate fluctuations. The Company does not have the intent to sell these securities, and it is more likely than not that it will not be required to sell the securities prior to their recovery. None of the individual unrealized losses are significant.

The carrying amount of Federal Reserve Bank and Federal Home Loan Bank stocks totals $2.8 million and are considered restricted as to marketability. Management evaluates the Company’s restricted stock in the FHLB for impairment in accordance with ASC Topic 350, “Accounting by Certain Entities (Including With Trade Receivables) That Lend to or Finance The Activities of Others.” Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. The Company has concluded that the restricted stock investment is not impaired as of March 31, 2010.

Note 8: Junior Subordinated Debentures

On October 31, 2005, Patapsco Statutory Trust I, a Connecticut statutory business trust and an unconsolidated wholly-owned subsidiary of the Company, issued $5 million of capital trust pass-through securities to investors. The interest rate is fixed for the first seven years at 6.465%. Thereafter, the interest rate adjusts on a quarterly basis at the rate of the three month LIBOR plus 1.48%. Patapsco Statutory Trust I purchased $5,155,000 of junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after October 31, 2010, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on December 31, 2035.

On May 6, 2010, the Company’s Board of Directors determined to suspend interest payments on the trust preferred securities. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Richmond as required by recent regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled interest payments; however, the Company believes this decision will better support the capital position of The Patapsco Bank, a wholly owned subsidiary of the Company.

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

The Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 15, 2014, the dividend rate will increase to 9% per annum. Under the original terms of the Purchase Agreement, the Company is prohibited from redeeming the Series A preferred stock within the first three years unless it completed a qualified equity offering whereby it received aggregate gross proceeds of not less than $6.0 million. However, the provisions introduced by the American Recovery and Reinvestment Act of 2009 indicate that once the Company notifies Treasury that it would like to redeem the Series A preferred stock, the Treasury must permit the Company to do so subject to consultation with the Federal Reserve Bank of Richmond. The Company will be subject to existing supervisory procedures for approving redemption requests for capital instruments. The Federal Reserve Bank of Richmond will weigh the Company’s desire to redeem the Series A preferred stock against the contribution of Treasury capital to the Company’s overall soundness, capital adequacy and ability to lend, including confirming that the Company has a comprehensive internal capital assessment process.

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

On May 6, 2010, the Company’s Board of Directors determined to suspend regular quarterly cash dividends on the $6.0 million in Series A Preferred Stock and $300,000 in Series B Preferred Stock. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Richmond as required by recent regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the preferred stock; however, the Company believes this decision will better support the capital position of The Patapsco Bank, a wholly owned subsidiary of the Company.

Note 10: Regulatory Capital Requirements

At March 31, 2010, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at March 31, 2010.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%

Total Capital (to Risk Weighted Assets)	$23,180	11.69%	$16,098	8.00%	$20,123	10.00%

Tier 1 Capital (to Risk Weighted Assets)	$20,665	10.43%	$8,049	4.00%	$12,074	6.00%

Tier 1 Capital (to Average Assets)	$20,665	7.85%	$10,525	4.00%	$13,157	5.00%

The following table summarizes the Bank’s regulatory capital position at June 30, 2009.

	Actual		For Capital Prompt Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$23,933	11.58%	$16,536	8.00%	$20,670	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$21,359	10.33%	$8,268	4.00%	$12,402	6.00%
Tier 1 Capital (to Average Assets)	$21,359	7.98%	$10,701	4.00%	$13,377	5.00%

Note 11: Loss Per Share

The following table presents a summary of per share data and amounts for the periods indicated.

	Nine Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
(in thousands except for per share data)

Net loss available for common shareholders	$(2,134)	$(712)	$(2,076)	$(405)

Basic weighted average shares outstanding	1,927	1,921	1,933	1,922
Basic loss per share	$(1.11)	$(0.37)	$(1.07)	$(0.21)

Dilutive shares	—	—	—	—
Diluted weighted average shares outstanding	1,927	1,921	1,933	1,922
Diluted loss per share	$(1.11)	$(0.37)	$(1.07)	$(0.21)

At March 31, 2010, there were 20,832 stock options outstanding all of which had exercise prices above the market price of the Company’s common stock on the same date.

Note 12: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit issued by the Bank. Standby letters of credit are conditional written commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The Bank had $1,717,000 of standby letters of credit as of March 31, 2010 and $1,392,000 outstanding as of June 30, 2009. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The amount of the liability as of March 31, 2010 and June 30, 2009 for guarantees under standby letters of credit issued is not material.

Note 13: Goodwill and Intangible Assets

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

A summary of share option activity for the nine month period ended March 31, 2010 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000s)
Outstanding at June 30, 2009	20,832	$6.29	2.1	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at March 31, 2010	20,832	$6.29	1.4	$—

Exercisable at March 31, 2010	20,832	$6.29

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

As of March 31, 2010, there are 57,255 deferred shares under this plan of which 12,906 are issued and outstanding. These deferred shares are allocated in lieu of cash compensation to Directors of the Company. These shares are included in shares outstanding for the purposes of computing earnings per share. Additionally, as of March 31, 2010 there are 3,250 non-vested shares outstanding under this plan.

A summary of the status of the Company’s non-vested shares as of March 31, 2010 is presented below:

	Common Shares	Weighted Average Grant-Date Fair Value
Non-vested as of June 30, 2009	13,484	$12.12
Awards Granted	—	—
Vested	10,234	13.71
Forfeited	—	—

Non-vested at March 31, 2010	3,250	$7.10

As of March 31, 2010 there was $10,000 of total unrecognized compensation costs related to non-vested share-based compensation. The cost is expected to be recognized over a weighted average period of 15 months. At grant date, vesting of the shares was “cliff” vesting at the end of either a two or three year period. Compensation expense totaling $2,000, $22,000, $14,000 and $51,000 has been recognized in the three and nine month periods ended March 31, 2010 and 2009, respectively, as a result of these awards.

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

On August 28, 2009, Bradford Bank, a wholly owned subsidiary of Bradford Mid-Tier Company, was closed by the Office of Thrift Supervision (“OTS”) and the FDIC was appointed receiver. As a result of Bradford Bank being placed into receivership, the OTS was appointed statutory trustee of Bradford Mid-Tier Company and a bankruptcy trustee was appointed. The bankruptcy trustee demanded that the Company remit the balance of the prepaid interest payment noted above. This created a default of the note. The Company pursued collection from the FDIC. The FDIC has made two quarterly interest payments that were due on October 1, 2009 and January 4, 2010. On April 1, 2010, the FDIC paid the note in full including accrued interest.

Note 16: Fair Value Measurements

Effective July 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures.” These standards defined the concept of fair value, established a framework for measuring fair value in accordance with GAAP, and expand disclosure about fair value measurements. ASC Topic 820 applies only to fair value measurements required or permitted under current accounting pronouncements, and does not require any new fair value measurements. Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets. The disclosure’s emphasis is on the inputs used to measure fair value and the effect of the measurement on earnings for the period. The adoption did not have any effect on the Company’s consolidated financial position or results of operations. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments as of March 31, 2010 and June 30, 2009.

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

The carrying amount and estimated fair value of financial instruments is summarized as follows at:

	March 31, 2010		June 30, 2009
(In thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Assets:
Cash and cash equivalents	$20,277	$20,277	$19,794	$19,794
Securities available for sale	15,832	15,832	16,084	16,084
Loans receivable, net	206,023	209,269	216,927	223,991
Investment in securities required by law	2,848	2,848	2,817	2,817
Accrued interest receivable	1,464	1,464	1,596	1,596
Liabilities:
Deposits	221,727	222,236	207,795	208,571
Long-term debt	22,100	20,823	39,300	40,539
Accrued interest payable	309	309	436	436
Off balance sheet instruments:
Commitments to extend credit	—	—	—	—

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

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. All non-accrual loans are considered impaired. The measurement of impaired loans is based on the present value of the expected cash flows discounted at the historical effective interest rate, the market price of the loan, or the fair value of the underlying collateral. Collateral values are estimated utilizing methods such as appraisals, broker price opinions and taking into consideration the timing of the valuation, the nature of the collateral and such other information as is deemed appropriate. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $13.7 million and $3.1 million less their specific valuation allowances of $942,000 and $382,000 as determined in accordance with ASC 310-10-35 (formerly SFAS 114, “Accounting by Creditors for Impairment of a Loan”) at March 31, 2010 and June 30, 2009, respectively. The change in the allowance to $942,000 at March 31, 2010 resulted in an impairment credit of $57,000 for the three month period ended March 31, 2010 and an impairment charge of $560,000 for the nine month period ended March 31, 2010, respectively, which was included in earnings for the three months and nine months ended March 31, 2010.

Real Estate Acquired Through Foreclosure (“OREO”)

Real estate acquired through foreclosure is initially recorded at market value less cost to sell which is determined typically by utilizing an outside appraiser. Management evaluates the value of OREO at least annually. Any declines in value are reflected by establishing an OREO valuation allowance with an offsetting charge to operating expense. Any increases in the value of the property may be recognized only to the extent of the valuation allowance when the property value has recovered.

Securities Required by Law

The carrying amount of securities required by law approximates their fair value.

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

Fair Value Disclosures

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

	At March 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Securities available for sale	$15,832	$—	$15,832	$—

Measured at fair value on a nonrecurring basis:

Impaired loans	$12,745	$—	$—	$12,745
Real estate acquired through foreclosure	3,819	—	—	3,819

Total	$17,506	$—	$—	$17,506

	At June 30, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Securities available for sale	$16,084	$—	$16,084	$—

Measured at fair value on a nonrecurring basis:
Impaired loans	$2,703	$—	$—	$2,703

Note 17: Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s results of operations depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans, investment securities, mortgage- backed securities and other investments, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and advances from the Federal Home Loan Bank of Atlanta. The net interest income earned on interest-earning assets (“net interest margin”) and the ratio of interest-earning assets to interest-bearing liabilities have a significant impact on net interest income. The Company’s net interest margin is affected by regulatory, economic and competitive factors that influence interest rates, loan and deposit flows. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities. The Company’s results of operations are also significantly impacted by the amount of its non-interest income, including loan fees and service charges, and levels of non-interest expense, which consists principally of compensation and employee benefits, insurance premiums, professional fees, equipment expense, occupancy costs, advertising, data processing and other operating expenses.

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

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and the Risk Factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Comparison of Financial Condition at March 31, 2010 and June 30, 2009

Patapsco Bancorp’s assets decreased by $5.1 million, or 1.9% to $263.2 million at March 31, 2010 from $268.4 million at June 30, 2009. Net loans declined $10.9 million or 5.0% to $206.0 million at March 31, 2010 from $216.9 million at June 30, 2009. Growth in commercial mortgages of $3.5 million and in commercial business loans of $134,000 were more than offset by decreases in commercial leases of $4.7 million, construction loans of $3.5 million, residential mortgage loans of $2.2 million and consumer loans of $1.9 million due primarily to soft loan demand.

Securities available for sale decreased $252,000 to $15.8 million at March 31, 2010 from $16.1 million at June 30, 2009 as maturities of $8.0 million, sales of $1.1 million and pay-downs of the mortgage-backed securities of $0.9 million were replaced by new purchases of investment securities of $9.6 million. Accrued interest and other assets grew $3.4 million due to the prepayment of FDIC deposit insurance premiums and a $1.2 million increase in the deferred tax asset.

Real estate acquired through foreclosure increased $2.3 million to $3.5 million as of March 31, 2010 as there were $3.2 million in additions, offset in part by an $837,000 allowance for losses established as of March 31, 2010. During the nine months ended March 31, 2010, three properties were acquired through foreclosure while one property was sold.

Total deposits grew $13.9 million, or 6.7%, to $221.7 million at March 31, 2010 from $207.8 million at June 30, 2009. Interest-bearing deposits increased $14.0 million, or 7.1%, to $210.5 million at March 31, 2010 from $196.5 million at June 30, 2009. Noninterest-bearing deposits were flat at $11.2 million at March 31, 2010. Long-term debt decreased $17.2 million to $17.1 million at March 31, 2010 from $34.3 million at June 30, 2009. This reduction was funded primarily by the growth in deposits and secondarily by the decline in loans.

Stockholders’ equity decreased by $1.9 million from $19.7 million at June 30, 2009 to $17.7 million at March 31, 2010 due to the $2.1 million loss available to common shareholders recorded for the nine months ended March 31, 2010.

Comparison of Operating Results for the Quarter and Nine Months Ended March 31, 2010 and 2009

Net Income. Patapsco Bancorp recorded a net loss available to common shareholders of $2.1 million, or $1.07 per share, for the quarter ended March 31, 2010 compared to a net loss of $405,000 or $0.21 per share for the quarter ended March 31, 2009. The increase in the net loss available to common shareholders in the current quarter resulted from the loan loss provision being $1.7 million higher than the same quarter in 2009 as well as a $1.0 increase in the provision for losses on and cost of real estate acquired through foreclosure. The increase in the provision for loan losses reflects a $2.5 million increase in non-performing loans to $12.9 million at March 31, 2010. The increase in the provision for losses on and cost of real estate acquired through foreclosure is primarily due to a reserve for losses of $837,000 being set up for an acquisition and development loan in real estate acquired through foreclosure. The Company declared and paid $82,000 in dividends on preferred and warrant preferred stock during the current quarter versus $38,000 in the previous year’s quarter due to the timing of preferred stock issuance.

For the nine months ended March 31, 2010, the Company recorded a net loss applicable to common shareholders of $2.1 million compared to a loss of $712,000 for the same period in 2009 for the same reasons cited above. The Company declared and paid $245,000 in dividends on preferred and warrant preferred stock during the nine months ended March 31, 2010 versus $51,000 in the same period of the previous year.

Net Interest Income. Patapsco Bancorp’s net interest income increased by $28,000, or 1.4%, to $2.1 million for the quarter ended March 31, 2010 compared to $2.1 million for the same quarter in 2009. The slight increase in net interest income during the comparable three-month period was due to a 16 basis point improvement in the net interest margin to 3.46% in the quarter ended March 31, 2010 from 3.30% in the quarter ended March 31, 2009, which was almost completely offset by an $8.9 million decline in the volume of interest earning assets to $244.4 million for the quarter ended March 31, 2010 versus $253.3 million for the quarter ended March 31, 2009. The increase in the net interest margin was the result of funding costs falling by 84 basis points versus a 50 basis point decline in the yield on average earning assets.

For the nine months ended March 31, 2010 net interest income declined $212,000 as the net interest margin decreased 9 basis points and the level of interest earning assets declined $1.3 million. The decline in the net interest margin was due to a shift in the mix of earning assets from higher yielding loans to lower yielding investments due to a considerable drop in loan demand over the past year.

Interest Income. Total interest income decreased by $433,000, or 12%, to $3.3 million for the quarter ended March 31, 2010 from $3.8 million for the quarter ended March 31, 2009. Total interest income for the nine months ended March 31, 2010 decreased $1.5 million to $10.6 million from $12.1 million in the comparable period of the prior year. The decreases in interest income during the comparable three and nine month periods were due to lower rates of interest earned, in addition to the lower level of earning assets. The impact of lower market interest rates in the current three and nine month periods had a negative effect on the yields on earning assets. In addition, a shift in the mix of earning assets from loans to lower yielding investments and a decline in the yield on loans negatively affected the yield on average earning assets.

Interest income on loans receivable decreased by $454,000, or 13%, to $3.2 million for the quarter ended March 31, 2010 from $3.6 million for the quarter ended March 31, 2009. For the nine months ended March 31, 2010, interest income on loans declined $1.5 million to $10.1 million from $11.6 million in the same period of the previous year. The decreases in interest income on loans for both the three and nine months periods were due to lower yields as well as lower average loan balances. The lower yields were due to the decline in market interest rates mentioned above. In addition, the increase in the level of non-accrual loans also contributed to the declines in yields. The lower loan volumes were due to a considerable drop in loan demand over the previous year.

Interest income on investment securities, including investments required by law, increased $20,000, or 16%, to $148,000 and by $73,000, or 18%, to $473,000 in the three and nine month periods ended March 31, 2010, respectively as the increase in volumes for the respective periods more than offset the declines in the yield over the same periods.

Interest income on federal funds sold and other investments increased $1,000 to $6,000, in the three month period ended March 31, 2010 as the increase in average balances slightly more than offset the decline in yields. For the nine month period ended March 31, 2010, interest income on federal funds sold and other investments decreased $11,000, or 34%, to $21,000 as the decline in yields more than offset the impact of the growth in average balances.

Interest Expense. Total interest expense decreased by $461,000, or 27%, to $1.3 million for the quarter ended March 31, 2010 from $1.7 million for the quarter ended March 31, 2009. Total interest expense decreased $1.3 million, or 23%, to $4.1 million for the nine month period ended March 31, 2010 from $5.4 million for the nine month period ended March 31, 2009. The decline in interest expense during the comparable three and nine month periods was due to lower rates paid on interest-bearing liabilities which more than offset the higher level of balances.

Interest expense on deposits decreased by $300,000, or 24%, to $1.0 million in the current quarter from $1.3 million in the previous year’s comparable quarter. For the nine months ended March 31, 2010 interest expense on deposits decreased $792,000, or 20%, to $3.2 million. The decrease in interest expense on deposits in both the quarterly and year to date periods was due to a decline in rates paid on deposits which had a larger impact than the growth in average deposit balances. The lower rates paid on deposits reflect the lower rate environment in the current periods as well as a moderation of the competitive pressures that existed in the previous year.

Interest expense on short-term borrowings decreased $23,000, or 100%, for the current quarter from $23,000 for the three months ended March 31, 2009 due to the complete run-off of these borrowings. For the nine months ended March 31, 2010, interest expense on short-term borrowings decreased $83,000, or 93%, to $6,000 due to lower volumes as well as a decline in rates.

Interest expense on long-term borrowings decreased $138,000, or 33%, to $287,000 for the quarter ended March 31, 2010. For the nine months ended March 31, 2010, interest expense on long-term borrowings decreased $376,000, or 29%, to $921,000. The decreases in interest expense in the comparable three and nine month periods were due to lower average balances outstanding which more than offset the slightly higher rates of interest paid. The average rates paid were higher as lower rate borrowings matured and were not replaced.

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

	Nine Months Ended March 31,
	2010			2009
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, including fees (2)	$217,373	$10,103	6.15%	$233,213	$11,628	6.60%
Securities, including securities required by law	18,967	473	3.33%	12,029	400	4.43%
Federal funds sold and other investments	12,295	21	0.22%	4,730	32	0.90%

Total interest-earning assets	248,635	10,597	5.64%	249,972	12,060	6.38%

Non-interest-earning assets	16,405			15,452

Total assets	$265,040			$265,424

Interest-bearing liabilities:
Interest-bearing deposits	$203,267	3,217	2.11%	$185,007	4,009	2.89%
Short-term borrowings	1,971	6	0.43%	4,285	89	2.73%
Long-term borrowings	27,779	921	4.36%	41,278	1,297	4.13%

Total interest-bearing liabilities	233,017	4,144	2.36%	230,570	5,395	3.11%

Non-interest-bearing liabilities	11,874			13,345

Total liabilities	244,891			243,915
Stockholders’ equity	20,149			21,509

Total liabilities and stockholders’ equity	$265,040			$265,424

Net Interest Income		$6,453			$6,665

Interest rate spread			3.28%			3.27%

Net interest margin			3.46%			3.55%

Ratio of average interest-earning assets to average interest-bearing liabilities			106.70%			108.41%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, including fees (2)	$213,171	$3,190	5.98%	$234,103	$3,644	6.23%
Securities, including securities required by law	19,081	148	3.12%	12,720	128	4.02%
Federal funds sold and other investments	12,136	6	0.19%	6,463	5	0.31%

Total interest earning assets	244,388	3,344	5.47%	253,286	3,777	5.97%

Non-interest-earning assets	19,664			14,368

Total assets	$264,052			$267,654

Interest-bearing liabilities:
Interest bearing deposits	$207,479	970	1.90%	$184,936	1,270	2.79%
Short-term borrowings	—	—	—	3,011	23	3.06%
Long-term borrowings	25,545	287	4.49%	42,300	425	4.02%

Total interest-bearing liabilities	233,024	1,257	2.18%	230,247	1,718	3.02%

Non-interest-bearing liabilities	11,148			12,504

Total liabilities	244,172			242,751
Stockholders’ equity	19,880			24,903

Total liabilities and stockholders’ equity	$264,052			$267,654

Net Interest Income		$2,087			$2,059

Interest rate spread			3.29%			2.95%

Net interest margin			3.46%			3.30%

Ratio of average interest-earning assets to average interest-bearing liabilities			104.88%			110.01%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for loan losses. The components of the allowance for loan losses represent an estimation done pursuant to ASC Topic 855 and ASC 310-10-35. The adequacy of the allowance for loan losses is determined through a continuous review of the loan and lease portfolio and considers factors such as prior loss experience, type of collateral, industry standards, amount and type of past due loans in Patapsco Bancorp’s loan portfolio, current economic conditions, both national and local, and other factors unique to particular loans and leases in the portfolio. Patapsco Bancorp’s management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio.

The following table shows the activity in the allowance for loan losses.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
($ in thousands)	2010	2009	2010	2009
Allowance for loan losses, beginning of period	$3,023	$1,834	$3,333	$2,900
Provision for loan losses	3,375	2,451	2,583	891
Loans Charged Off:
Consumer	417	413	115	130
Real Estate	3	1	—	—
Commercial Loan	110	80	—	80
Commercial Lease	680	302	522	22

Total Charge-Offs	1,210	796	637	232

Recoveries:
Consumer	58	55	15	17
Real Estate	—	—	—	—
Commercial Loan	20	48	1	46
Commercial Lease	41	43	12	13

Total Recoveries	119	146	28	76

Allowance for loan losses, end of period	$5,307	$3,635	$5,307	$3,635

Ratio of net charge-offs (annualized) to average loans outstanding during the period	0.67%	0.37%	1.14%	0.27%

Ratio of allowance to nonperforming loans	41.08%	30.62%

The provision for loan losses was $2.6 million in the quarter ended March 31, 2010, compared to $891,000 for the quarter ended March 31, 2009. The increase in the provision is primarily due to the increase in the level of non-accrual loans as well as recent economic and portfolio trends. Patapsco Bancorp’s allowance for loan losses as a percentage of total loans outstanding was 2.51% as of March 31, 2010 versus 1.37% at June 30, 2009. Patapsco Bancorp’s allowance for loan losses as a percentage of nonperforming loans was 41.08% at March 31, 2010 as compared to 26.89% at June 30, 2009. Setting the allowance at this level takes into consideration that 95% of non-performing loans are collateralized by real estate or guaranteed by the SBA at March 31, 2010. In consideration of the appropriate level for the allowance for loan losses, downward adjustments were made to values established by real estate appraisals, where warranted, taking into consideration the age of the appraisal and the nature of the collateral. These adjusted appraisal values, which required management’s judgment, were used to develop estimated losses and related specific loss reserves within the allowance for loan losses. Patapsco Bancorp has concluded, after a thorough analysis of the nonperforming loan portfolio, watch list loans, delinquencies and other factors, that the allowance is adequate at March 31, 2010.

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated.

	March 31,	June 30,
($ in thousands)	2010	2009
Loans accounted for on a non-accrual basis (1)
Real Estate:
Residential	$473	$134
Commercial	3,556	2,302
Construction	2,715	3,232
Consumer	104	146
Commercial Loan/Lease	5,614	5,427

Total	12,462	11,241
Accruing loans that are contractually past due 90 days or more	458	—

Total non-performing loans	12,920	11,241
Other non-performing assets (2)	3,540	1,265

Total non-performing assets	$16,460	$12,506

Nonperforming loans to total loans	6.11%	5.11%

Troubled debt restructurings: (3)
Accruing	$2,171	$1,124
Non-accruing	4,477	2,988

Total	$6,648	$4,112

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other nonperforming assets represent property acquired by Patapsco Bancorp through foreclosure or repossession.
(3)	Certain troubled debt restructurings are accounted on a non-accrual basis and included in total non-performing loans above.

At March 31, 2010, nonaccrual construction loans totaled $2.7 million and consisted of a $1.1 million condominium conversion project and $1.6 million in residential construction and development loans. Nonaccrual commercial real estate consists of a $1.5 million office building loan, an $857,000 warehouse building loan, an $816,000 office/retail building loan and $398,000 in residential investor property loans. The $1.5 million office building loan paid off on April 2, 2010. All commercial real estate and construction loans are considered well securitized. Commercial loans/leases include a $3.3 million loan supporting a borrower’s various business interests including commercial properties. In addition, this category includes five loans amounting to $1.1 million to borrowers operating retail businesses. Of the $5.6 million in commercial non-accrual loans/leases, $1.1 million have an SBA guarantee.

The Company accepted a $2.0 million note receivable from Bradford Mid-Tier Company as payment for a merger termination fee. On August 28, 2009, Bradford Bank, a wholly owned subsidiary of Bradford Mid-Tier Company, was closed by the Office of Thrift Supervision (“OTS”) and the FDIC was appointed receiver. As a result of Bradford Bank being placed into receivership, the OTS was appointed statutory trustee of Bradford Mid-Tier Company. Repayment of this debt is guaranteed by the FDIC under the FDIC’s Temporary Liquidity Guarantee Program. The FDIC paid this note in full on April 1, 2010. See Note 14, “Termination of Merger Agreement,” to the consolidated financial statements for further discussion of this issue.

Non-interest Income. Patapsco Bancorp’s non-interest income consists of deposit fees, service charges, income from bank owned life insurance (“BOLI”) and gains. Total non-interest income increased by $67,000, or 33.3%, to $268,000 and by $46,000, or 7.3%, to $673,000 in the three and nine month periods ended March 31, 2010 due to $71,000 in gains on the sale of securities available for sale in the current quarter compared to no gains in the prior year’s comparable periods.

Non-interest Expenses. Total non-interest expenses increased by $1.1 million, or 55.9%, to $3.1 million for the quarter ended March 31, 2010 from $2.0 million for the quarter ended March 31, 2009. The provision for losses on and cost of real estate acquired through foreclosure totaled $982,000 in the current quarter and was primarily attributable to an $837,000 allowance for losses established on a land, acquisition and development property acquired through foreclosure. Compensation costs increased $27,000 or 2.5% as severance costs were offset by lower staff costs associated with the closing of a branch in December, 2009. Data processing costs were $39,000, or

47%, higher in the quarter ended March 31, 2010 primarily due to the conversion of an ancillary application system. In addition, professional fees were higher due to higher loan collection costs, increased compliance costs associated with the Sarbanes-Oxley Act of 2002 as well as employee recruitment fees. For the nine months ended March 31, 2010, non-interest expenses increased $956,000 or 16.1% to $6.9 million from $5.9 million in the same period of the prior year. Similar trends as in the current quarter were prevalent in the nine month period. In addition, compensation and benefit costs were $297,000, or 8.5%, lower due to lower incentive costs. Federal deposit insurance assessments were $176,000 higher due to significantly higher FDIC deposit insurance premiums due to higher premium rates prevalent in the banking industry.

Income Taxes. Income tax benefit was $1.3 million (or 39.8% of pre-tax loss) versus a tax benefit of $244,000 (or 39.9% of pre-tax loss) for the three month periods ended March 31, 2010 and 2009, respectively. For the nine months ended March 31, 2010 the Company recorded a tax benefit of $1.3 million (or 40.1% of pre-tax loss) versus a benefit of $447,000 (or 40.3% of pre-tax loss) in the same period last year.

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

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At March 31, 2010, the Company’s cash on hand and interest-bearing deposits totaled $20.3 million. In addition, the Company has approximately $15.8 million of investment securities classified as available for sale, $4.5 million of which are pledged as collateral for the Company’s federal funds line of credit.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $13.6 million and unused lines of credit of $10.1 million. Certificates of deposit that are scheduled to mature in less than one year at March 31, 2010 totaled $69.0 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $654,000 for the payment of preferred dividends, as well as, interest payments on the $5.0 million in junior subordinated debentures. The only source of funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the holding company from the Bank is limited by the earnings of the Bank. At March 31, 2010 the holding company had cash on hand and interest bearing deposits of $1.4 million.

On May 6, 2010, the Company’s Board of Directors determined to suspend regular quarterly cash dividends on the $6.0 million in Series A Preferred Stock and $300,000 in Series B Preferred Stock. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Richmond as required by recent regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the preferred stock; however, the Company believes this decision will better support the capital position of The Patapsco Bank, a wholly owned subsidiary of the Company.

On May 6, 2010, the Company’s Board of Directors determined to suspend interest payments on the trust preferred securities. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Richmond as required by recent regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled interest payments; however, the Company believes this decision will better support the capital position of The Patapsco Bank, a wholly owned subsidiary of the Company.

The Bank had $51.5 million in borrowing capacity with the Federal Home Loan Bank of Atlanta, with $17.1 million in borrowings outstanding, at March 31, 2010. These borrowings are secured by the Bank’s stock in the Federal Home Loan Bank of Atlanta and other eligible assets. In addition, the Bank has a $4.0 million line of credit, none of which was outstanding at March 31, 2010, with Pacific Coast Bankers Bank.

Under the terms of its trust preferred securities and its Series A and Series B preferred stock, while it has defers dividends on the trust preferred securities and suspends dividends on its Series A and Series B preferred stock, it generally may not declare or pay any dividends or distributions on, or repurchase, its common stock.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	March 31, 2010	June 30, 2009
	($ in thousands)
Commitments to originate new loans	$13,607	$19,516
Undisbursed lines of credit	10,104	6,564
Financial standby letters of credit	1,717	1,392

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

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no update to the risk factors, except as set forth below:

The Company has elected to defer the payment of the dividends on its trust preferred securities and suspend regular quarterly cash dividends on its Series A and Series B preferred stock issued to the US Treasury. Accordingly, the Company may not pay cash dividends on or repurchase its common stock.

On May 6, 2010, the Company’s Board of Directors determined to suspend dividend payments on its trust preferred securities. In addition, on May 6, 2010, the Company’s Board of Directors determined to suspend regular quarterly cash dividends on the $6.0 million in Series A Preferred Stock and $300,000 in Series B Preferred Stock it issued to the US Treasury. The Company’s Board of Directors took these actions in consultation with the Federal Reserve Bank of Richmond as required by recent regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled interest and dividend payments; however, the Company believes this decision will better support the capital position of the Bank. Under the terms of its trust preferred securities and its Series A and Series B Preferred Stock, while it defers dividends on the trust preferred securities and suspends dividends on its Series A and Series B Preferred Stock, the Company generally may not declare or pay any dividends or distributions on, or repurchase, its common stock. See Notes 8 and 9 of Notes to Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On May 6, 2010, the Company’s Board of Directors determined to suspend regular quarterly cash dividends on the $6.0 million in Series A Preferred Stock and $300,000 in Series B Preferred Stock. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Richmond as required by recent regulatory policy guidance. The amount of dividends suspended to date is $0. On May 17, 2010, dividend payments on Series A and Series B Preferred Stock totaling $81,750 are due.

Item 4. Removed and Reserved

N/A

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

PATAPSCO BANCORP, INC.

Date: May 12, 2010	/s/ Michael J. Dee
Michael J. Dee
President and Chief Executive Officer

/s/ William C. Wiedel, Jr.
William C. Wiedel, Jr.
Senior Vice President and Chief Financial Officer