Form 10-K
period 2010-06-30
PATAPSCO BANCORP INC
filed 2010-09-28
CIK 1003961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number. 0-28032

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

Common stock, par value $0.01 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2009, the aggregate market value of voting common stock held by nonaffiliates was approximately $4,155,065, computed by reference to the closing sales price on December 31, 2009 as reported on the OTC Electronic Bulletin Board.

Number of shares of Common Stock outstanding as of September 28, 2010: 1,939,593.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the 2010 Annual Report to Stockholders. (Part II)

2. Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders. (Part III)

i

PART I

Forward-Looking Statements

When used in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and the other factors set forth in Item 1A in this Form 10-K that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The Patapsco Bank. The Bank is a Maryland commercial bank operating through four full-service offices located in Dundalk, Carney, Glen Arm and Baltimore City, Maryland. The primary business of the Bank is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans, commercial loans and consumer loans, primarily in the Greater Baltimore Metropolitan area. The Bank is subject to competition from other financial and mortgage institutions in attracting and retaining deposits and in making loans. The Bank is subject to the regulations of certain agencies of the federal and state governments and undergoes periodic examination by those agencies. The Bank has two active operating subsidiaries, Prime Business Leasing and Patapsco Financial Services. The primary business of Prime Business Leasing is the servicing of commercial leases. The primary business of Patapsco Financial Services is the sale of consumer investments.

At June 30, 2010, the Bank had $65.1 million, $51.3 million, $17.2 million, $46.9 million, $15.7 million and $5.8 million in residential mortgage loans, small business loans, construction loans, commercial real estate loans, home equity and other consumer loans, and equipment leases, respectively.

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

Lending Activities

General. The Company’s gross loan portfolio totaled $202.0 million at June 30, 2010, representing 75% of total assets at that date. At June 30, 2010, $65.1 million, or 32%, of the Company’s gross loan portfolio, consisted of residential mortgage loans. Other loans secured by real estate include construction and commercial real estate loans, which amounted to $64.2 million, or 32%, of the Company’s gross loan portfolio at June 30, 2010. In addition, the Company originates consumer and other loans, including home equity loans, home improvement loans and loans secured by deposits. At June 30, 2010, consumer and other loans totaled $15.7 million, or 8%, of the Company’s gross loan portfolio. The Company’s commercial loan portfolio, which consists of small business loans and commercial leases totaled $57.1 million, or 28%, of the Company’s gross loan portfolio.

Originations, Purchases and Sales of Loans. The Company generally has authority to originate and purchase loans throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, the Company concentrates its lending activities in its Maryland market area with limited loan originations in Delaware, Pennsylvania and Northern Virginia and on rare occasions, outside these markets.

The Company’s loan originations are derived from a number of sources, including loan brokers, advertising and referrals by depositors and borrowers. The Company’s solicitation programs consist of advertisements in local media, in addition to participation in various community organizations and events. All of the Company’s loan personnel are salaried; however, one originator receives commissions on loans approved by officers of the Bank. With the exception of applications for home improvement loans, which loans may be originated on an indirect basis through a limited number of approved home improvement contractors, loan applications are accepted at the Company’s offices. In addition, the Company’s salaried loan originators may travel to meet prospective borrowers and take applications. In all cases, the Company has final approval of the application.

In recent years, the Company has purchased whole loans and loan participation interests. During the year ended June 30, 2010, the Company purchased $5.0 million in participation interests and no consumer home improvement loans. In the future, management will continue to consider purchases of whole loans or participation interests in commercial business, residential and commercial real estate loans and consumer home improvement loans.

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

It is the Company’s policy to record a lien on the real estate securing a loan and to obtain title insurance, which insures that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood plain as designated by the Department of Housing and Urban Development, pay flood insurance policy premiums.

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

Under applicable law, with certain limited exceptions, loans and extensions of credit by a commercial bank to a person, including commitments, at one time shall not exceed 15% of the Bank’s unimpaired capital and surplus. Under these limits, the Company’s loans to one borrower were limited to $3.7 million at June 30, 2010. At that date, the Company had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 2010, the Company’s largest lending relationship was represented by multiple loans totaling $3.3 million secured by commercial real estate and business assets, which were current and performing in accordance with their terms at June 30, 2010.

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

Residential Real Estate Lending. The Company historically has been an originator of residential real estate loans in its market area. Residential real estate loans consist of both single-family and multi-family residential real estate loans. At June 30, 2010, residential mortgage loans totaled $65.1 million, or 32%, of the Company’s gross loan portfolio. Of such loans, $33.8 million were secured by nonowner-occupied investment properties.

The Company’s multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings. Such loans generally range in size from $100,000 to $2.0 million. At June 30, 2010, the Company had $5.7 million of multi-family residential real estate loans, which amounted to 3% of the Company’s gross loan portfolio at such date. Multi-family real estate loans either are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a three or five-year note maturity, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property.

Multi-family residential real estate lending entails additional risks as compared with single-family residential property lending. Multi-family residential real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy in general. To minimize these risks, the Company generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Company. It has been the Company’s policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate loans are made. The Company seeks to expand multi-family residential real estate lending.

Construction Lending. The Bank also offers residential and commercial construction loans and land acquisition and development loans. Residential construction loans are offered to individuals who are having their primary or secondary residence built, as well as to local builders to construct single-family dwellings. Residential construction advances are made on a stage of completion basis. Generally, loans to owner/occupants for the construction of residential properties are originated in conjunction with the permanent mortgage on the property. The term of the construction loans is normally from 6 to 18 months and has a variable interest rate, which is normally up to 2% above the prime interest rate. Upon completion of construction, the permanent loan rate will be set at the interest rate offered by the Bank on that loan product not sooner than 60 days prior to completion. Interest rates on residential loans to builders are set at the prime interest rate plus a margin of 0.5% to 2.0% as may be adjusted from time to time. Interest rates on commercial construction loans and land acquisition and development loans are based on the prime rate plus a negotiated margin of between 0.5% and 2.0% and adjust from time to time, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At June 30, 2010, $17.2 million, or 9%, of the Company’s loan portfolio consisted of construction loans.

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

Commercial Real Estate Lending. The Company’s commercial real estate loan portfolio consists of loans to finance the acquisition of small office buildings, shopping centers and commercial and industrial buildings. Such loans generally range in size from $100,000 to $2.0 million. At June 30, 2010, the Company had $46.9 million of commercial real estate loans, which amounted to 23% of the Company’s gross loan portfolio at such date. Commercial real estate loans are typically originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a maturity generally of three to ten years, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its commercial real estate lending to borrowers within its market area or with which it has had prior experience. The Company seeks to expand commercial real estate lending.

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

Consumer Lending. The consumer loans currently in the Company’s loan portfolio consist of home improvement loans, home equity loans, loans secured by savings deposits and overdraft protection for checking accounts and other consumer loans. At June 30, 2010, consumer and other loans totaled $15.7 million, or 8%, of the Company’s gross loan portfolio.

In July 1995, the Company instituted a home improvement loan program. Such loans are made to finance a variety of other home improvement projects, such as replacement windows, siding and room additions. The Company’s policy is to originate home improvement loans throughout Maryland, Virginia, Delaware, New Jersey and Southern Pennsylvania. While the Company originates some home improvement loans on a direct basis, most of the home improvement loans in the Company’s portfolio are originated on an indirect basis through the Company’s relationships with selected independent contractors. The Company’s underwriting policies apply to all home improvement loans whether or not directly originated by the Company. Home improvement loans generally have terms ranging from three to 10 years and have fixed interest rates. Home improvement loans are made on both secured and unsecured basis. However, the majority of home improvement loans with a principal loan amount over $10,000 or which have a term longer than 84 months are made on a secured basis with loan-to-value ratios up to 80% or 90%, depending on the type of project financed. At June 30, 2010, home improvement loans amounted to $9.6 million, or 5%, of the Company’s loan portfolio, with $746,000 of such loans being secured by real estate.

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

At June 30, 2010, the Company’s commercial loans, excluding leases, totaled $51.3 million, or 25%, of the Company’s loan portfolio. This commercial lending program employs many of the alternative financing and guarantee programs available through the U.S. Small Business Administration and other state and local economic development agencies.

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

Prior to October 2008, the Company offered loans to finance lease transactions, secured by the lease and the underlying equipment, to businesses of various size through its subsidiary, Prime Business Leasing. In extending the financing in a commercial lease transaction, the Company reviewed the borrower’s financial statements, credit reports, tax returns and other documentation. Generally, commercial lease financing were made in amounts ranging between $3,000 and $120,000 with terms of up to five years and carry fixed interest rates. Note that in October 2008, management made a strategic decision to cease origination of leases. At June 30, 2010, the remaining portfolio of commercial lease finance transaction loans totaled $5.8 million, or 3%, of the Company’s loan portfolio.

Loan Fees and Servicing. The Company receives fees in connection with late payments and for miscellaneous services related to its loans. The Company also charges fees in connection with loan originations typically up to two points (one point being equal to 1% of the loan amount) on real estate loan originations. The Company generally does not service loans for others. The Company has sold participating interests on residential, commercial real estate and commercial business loans to other local financial institutions. At June 30, 2010, the Company was servicing these participation interests for others totaling approximately $18.7 million.

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

Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management’s judgment there is no doubt as to full collectibility of principal and interest. At June 30, 2010, all loans past due more than 90 days were on nonaccrual. Consumer loans are generally charged off after they become more than 90 days past due. All other loans are charged off when management concludes that they are uncollectible. See Notes 1 and 3 of the Notes to Consolidated Financial Statements.

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

Under applicable accounting rules, investment securities classified as held-to-maturity are recorded at amortized cost and those classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2010, the Company’s entire portfolio of investment securities was classified as available for sale and had an aggregate carrying value of $25.5 million and an unrealized net gain after tax of $331,000. Management of the Company currently does not anticipate that the presence of unrealized losses in the Company’s portfolio of investment securities and mortgage-backed securities is likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Borrowings. While deposits historically have been the primary source of funds for the Company’s lending, investments and general operating activities, the Bank utilizes advances from the Federal Home Loan Bank of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member of the Federal Home Loan Bank System, the Bank is required to own stock in the Federal Home Loan Bank of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the Federal Home Loan Bank under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the Federal Home Loan Bank of Atlanta are secured by the Bank’s stock in the Federal Home Loan Bank of Atlanta and other eligible assets. At June 30, 2010, the Company had outstanding Federal Home Loan Bank of Atlanta advances of $17.1 million with an average rate of 4.20%.

Troubled Asset Relief Program Capital Purchase Program

On December 19, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company sold to the U.S. Department of the Treasury (“Treasury”) 6,000 shares of its Series A cumulative perpetual preferred stock and a warrant for the purchase of 300 shares of its Series B cumulative perpetual preferred stock, for an aggregate purchase price of $6.0 million in cash. Contemporaneously with that transaction, Treasury exercised its warrant and received 300 shares of Series B cumulative perpetual preferred stock. The TARP Capital Purchase Program is a voluntary program for healthy U.S. financial institutions designed to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the weakened U.S. economy. Participation in this program provided an additional capital for the Company and the Bank.

Subsidiary Activities

The Bank has three subsidiaries, PFSL Holding Corp. (“PFSL”), which it formed to hold certain real estate owned and which is currently inactive, Prime Business Leasing that was formed in October 1998 and is discussed under commercial lending and Patapsco Financial Services, Inc., which was formed in order to sell alternative investment products to the Company’s customers.

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

Management considers its market area for gathering deposits to be eastern Baltimore County, Baltimore City, and Harford County in Maryland. The Company originates loans throughout much of the Mid-Atlantic area. The Company attracts its deposits through its offices in Dundalk, Carney, Hampden and Glen Arm which are primarily from the local community. Consequently, competition for deposits is principally from other commercial banks, savings institutions, credit unions, mutual funds and brokers in the local community. The Company competes for deposits and loans by offering what it believes to be a variety of deposit products at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff.

Employees

As of June 30, 2010, the Company had 61 full-time and 12 part-time employees, none of who were represented by a collective bargaining agreement. Management considers the Company’s relationships with its employees to be good.

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

The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank and is intended primarily for the protection of the FDIC and the depositors of the Bank. Changes in the regulatory framework could have a material effect on the Bank and its respective operations that in turn, could have a material adverse effect on the Company.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) transferred responsibility for the implementation of financial consumer protection laws to a new independent agency in the Federal Reserve Board. The new agency, the Consumer Financial Protection Bureau, will issue rules and regulations governing consumer financial protection. However, depository institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection laws by the prudential regulations which will also have enforcement authority.

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

The risk-based capital requirements established by the Federal Reserve Board’s regulations require state member banks to maintain “total capital” equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, “total capital” means Tier 1 capital (as described above) plus “Tier 2 capital” (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. Tier 2 capital elements include, subject to certain limitations, the allowance for losses on loans and leases, perpetual preferred stock that does not qualify for Tier 1 and long-term preferred stock with an original maturity of at least 20 years from issuance, hybrid capital instruments, including perpetual debt and mandatory convertible securities, and subordinated debt and intermediate-term preferred stock and up to 45% of unrealized gains on equity securities. Total risk-weighted assets are determined under the Federal Reserve Board’s regulations, which generally establish four risk categories, with general risk weights of 0%, 20%, 50% and 100%, based on the risk believed inherent to the type of asset involved.

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

The table below provides information with respect to the Bank’s compliance with its regulatory capital requirements at the dates indicated.

	Actual		Regulatory Requirements for Capital Adequacy Purposes		Regulatory Requirements to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2010:
Total Capital (to Risk Weighted Assets)	$23,009	12.35%	$15,000	8.00%	$18,750	10.00%
Tier 1 Capital (to Risk Weighted Assets)	20,663	11.09	7,500	4.00	11,250	6.00
Tier 1 Leverage	20,663	7.76	10,649	4.00	13,311	5.00

As of June 30, 2009:
Total Capital (to Risk Weighted Assets)	$23,933	11.58%	$16,536	8.00%	$20,670	10.00%
Tier 1 Capital (to Risk Weighted Assets)	21,359	10.33	8,268	4.00	12,402	6.00
Tier 1 Leverage	21,359	7.98	10,701	4.00	13,377	5.00

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

For purposes of these restrictions, an “undercapitalized institution” is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMELS rating). A “significantly undercapitalized” institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A “critically undercapitalized” institution is defined as a depository institution that has a ratio of “tangible equity” to total assets of less than 2.0%. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any examination rating category. At June 30, 2010, the Bank was classified as well capitalized under Federal Reserve regulations.

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

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to acquire and hold specified amounts of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Atlanta stock at June 30, 2010 of $2.3 million.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of between $10.7 million and $55.2 million, plus 10% on the remainder. The first $10.7 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of June 30, 2010, the Bank met its reserve requirements.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain potential adjustments established by FDIC regulations. Effective April 1, 2009, assessment rates range from seven to 77.5 basis points of assessable deposits. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to stress on the Deposit Insurance Fund caused by bank failures, the FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Because of the recent difficult economic conditions, deposit insurance per account owner had been raised to $250,000 for all types of accounts until January 1, 2014. That level was made permanent by the newly enacted Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010. The Dodd-Frank Act extends the unlimited coverage of noninterest-bearing transaction accounts until December 31, 2012 without providing an opt out. The TLGP also included a debt component under which certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest-bearing transaction account coverage and the Bank and Company opted not to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the four quarters ended June 30, 2010 averaged 1.04 basis points of assessable deposits.

The FDIC has authority to increase insurance assessments. In addition, the Dodd-Frank Act requires that the FDIC amend its assessment system to base it on total assets less tangible equity rather than deposits. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

The Bank’s payment of dividends is also subject to the Federal Reserve Board’s Regulation H, which provides that a state member bank may not pay a dividend if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for the year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or to a fund for the retirement of preferred stock, unless the bank has received the prior approval of the Federal Reserve Board. The previously referenced prompt corrective action requirements prohibit dividends where the Bank would be “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” after the dividend. Additionally, both the Commissioner and the Federal Reserve Board has the authority to prohibit the payment of dividends by a Maryland commercial bank when it determines such payment to be an unsafe and unsound banking practice. Finally, the Bank is not able to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the remaining balance of the liquidation account established in connection with its conversion in April 1996 from mutual to stock form. See Note 10 of the Notes to Consolidated Financial Statements appearing in Item 7 of this Annual Report on Form 10-K.

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

Limits on Loans to One Borrower. The Bank has chosen to be subject to federal law with respect to limits on loans to one borrower. Generally, under federal law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed 15% of the unimpaired capital and surplus of the commercial bank, plus an additional 10% if secured by specified “readily marketable collateral.” The Bank’s lending limit to one borrower as of June 30, 2010 was $3.7 million.

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

Enforcement. The Federal Reserve has primary federal enforcement responsibility over member banks and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive, or cease and desist order to removal of officers and/or directors to institution or receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Federal Reserve Board that enforcement action to be taken with respect to a particular institution. If action is not taken by the Federal Reserve Board, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Under the terms of its trust preferred securities, the Company may not declare or pay dividends on its common stock while it has deferred interest payments on its debentures. Under the terms of the Articles Supplementary establishing the preferred shares issued to the US Treasury, the Company may not pay dividends on its common stock unless it has paid all accrued and unpaid dividends on the preferred shares. As a result, the Company currently is not permitted to pay dividends on its common stock.

Capital Requirements. The Federal Reserve Board has established capital requirements generally similar to the capital requirements for state member banks described above, for bank holding companies. Formerly, these were applied to bank holding companies with total assets of $150 million or above, including the Company. However, in 2007, the Federal Reserve Board raised the threshold for the applicability of its capital requirements to a $500 million asset size except where the company (i) engages in significant non-banking activities; (ii) conducts significant off balance sheet activities or has a material amount of debt or equity securities outstanding registered with the Securities Exchange Commission. The Federal Reserve Board has reserved the right to apply its requirements to bank holding companies of any size when required for supervisory purposes. The Dodd-Frank Act requires the Federal Reserve Board to issue consolidated regulatory capital requirements for holding companies that are at least as stringent as those applicable to the bank. However, the Act appears to allow the Federal Reserve Board to continue to exempt bank holding companies of less than $500 million in consolidated assets from the holding company capital requirements.

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

Financial Regulatory Legislation

The previously referenced Dodd-Frank Act contains a wide variety of provisions affecting the regulation of depository institutions in addition to those already mentioned. Those include restrictions related to mortgage originations, risk retention requirements as to securitized loans and the noted newly created consumer protection agency. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Taxation

For fiscal year 2010, the Company’s maximum federal income tax rate was 34%. The Company and the Bank, together with the Bank’s subsidiary, to date have not filed a consolidated federal income tax return for the fiscal year ended June 30, 2010.

The Bank’s federal income tax returns have been audited through June 30, 1995. The Company’s tax returns have never been audited.

State Income Taxation. The State of Maryland imposes an income tax of 8.25% on income measured substantially the same as federally taxable income, except that U.S. Government interest is not fully taxable. For years ended prior to July 1, 2008, the rate was 7.00%.

For additional information regarding taxation, see Note 9 of Notes to Consolidated Financial Statements.

Executive Officers Who Are Not Directors

The following sets forth information with respect to executive officers of the Bank who do not serve on the Board of Directors.

Name	Age at June 30, 2010	Title

Linda Linz	50	Senior Vice President – Branch & Deposit Administration

Laurence S. Mitchell	63	Senior Vice President – Lending of the Bank

Phillip P. Phillips	54	Senior Vice President – Loan Administration

William C. Wiedel, Jr.	50	Senior Vice President and Chief Financial Officer of the Company and the Bank

Linda Linz is a Senior Vice President who joined the Bank in April of 2010. After a 25-year career with MBNA America where she held management positions across multiple business lines and prior to joining The Patapsco Bank, Ms. Linz served as a Senior Vice President for 1st Mariner Bank, with responsibility for numerous departments and targeted initiatives. In her capacity with The Patapsco Bank, Ms. Linz’ focus is on Retail Branch Administration, Operations, IT, Risk Management, Marketing/Advertising, Security and Facility Management. Ms. Linz is also an experienced Consultant with primary focus on Marketing, Business Development, Business Process Reengineering and Project Management. Ms. Linz is also a member of the National Association of Professional Women.

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

Phillip P. Phillips was appointed Senior Vice President upon joining the Bank in March 2010. Prior to that, Mr. Phillips was a Senior Vice President and Manager of Special Assets at Provident Bank, and M&T Bank through merger, from July 2008 to March 2010. From January 2007 until rejoining Provident Bank, he was a Senior Vice President and Regional Senior Credit Officer for Wells Fargo Bank where he assisted in establishing the Maryland Commercial Lending Office. Mr. Phillips’ banking experience spans 32 years and a variety of Credit and Lending positions at Maryland National Bank, NationsBank, Signet Bank and Provident Bank. Mr. Phillips is also an Adjunct Professor at Towson University.

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

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve had a negative impact on our net interest margin, which reduced our profitability. Our net interest margin was 3.40% for the year ended June 30, 2010 compared to 3.44% for the year ended June 30, 2009. Over the last two years, the U.S. Federal Reserve has decreased its target for the federal funds rate from 2.00% to 0.25%. Decreases in interest rates can result in increased prepayments of loans, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan proceeds into lower-yielding assets, which might also negatively impact our income. Additionally, if short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our net interest margin, which would have a negative effect on our profitability. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk Management” in the 2010 Annual Report, filed as Exhibit 13 to this Form 10-K.

We may be more susceptible to increases in interest rates because of the relatively small amount of adjustable-rate loans currently in our portfolio and our heavy reliance on core deposits, especially our money market accounts, which reprice frequently. At June 30, 2010, $61.8 million, or 31% of our total loan portfolio, consisted of adjustable-rate loans. We attempt to limit our exposure to rises in interest rates through: offering adjustable-rate one-to-four family residential real estate loans; an increased focus on multi-family and commercial real estate lending, which emphasizes the origination of shorter-term adjustable-rate loans; and efforts to originate shorter-term fixed-rate loans. Our inability to successfully originate adjustable-rate multi-family and commercial real estate loans or shorter-term fixed-rate loans could result in further compression of our net interest margin in a rising interest rate environment, which could hurt our profits.

Recently enacted regulatory reform legislation may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions and contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as that which occurred in 2008-2009. Included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Our emphasis on multi-family and commercial lending may expose us to increased lending risks.

At June 30, 2010, $46.9 million, or 23%, of our loan portfolio consisted of multi-family and commercial real estate loans. We intend to continue our emphasis on these types of higher-yielding loans to provide us with the opportunity to increase profits. However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to- four-family residential real estate loans because repayment of the loans often depends on the successful operation of the property and the income stream of borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to- four-family residential real estate loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to- four-family residential real estate loan.

Our level of nonperforming loans expose us to increased lending risks. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

At June 30, 2010, our non-performing loans totaled $9.7 million, representing 4.85% of total loans. If these loans continue to not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At June 30, 2010, our allowance for loan losses as a percentage of total loans was 1.76%. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

The Bank may be forced to accept administrative decisions with respect to certain participation loans that might not be in the Bank’s best interests and that could cause it to experience losses with respect to such loans that might be larger than it might otherwise incur on a similar portfolio of distressed loans where it was the lead lender.

At June 30, 2010, the Bank had approximately $1.6 million in participation loans originated by a bank that has since been placed into receivership, with the FDIC appointed as receiver. Approximately $131,000 of these loans were classified as nonaccrual loans at June 30, 2010. The assets and liabilities of that bank, including the loan participations in which the Bank has participation interests, have been sold to a successor bank. That successor bank may have financial interests that differ from those of the Bank with respect to the participation loans, and in $415,000 of those loans has the sole right to administer the loan, which includes the right to make decisions with respect to the disposition of collateral securing the loans. As a result the Bank may be forced to accept administrative decisions with respect to such loans that might not be in the Bank’s best interests and that could cause it to experience losses with respect to such loans that might be larger than it might otherwise incur on a similar portfolio of distressed loans where it was the lead lender.

A downturn in the local economy or a decline in real estate values could hurt our profits.

Nearly all of our real estate loans are secured by real estate in the Baltimore metropolitan area. As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which would hurt our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Several years ago, there had been significant increases in real estate values in our market area. As a result of rising home prices, our loans have been well collateralized. However, in the next few years, these real estate values have declined, in some cases dramatically, which could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. For a discussion of our market area, see “Business—Market Area.”

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2010, we held 0.43% of the deposits in the Baltimore-Towson, Maryland Metropolitan Statistical Area, which was the 24 largest market share of deposits out of the 75 financial institutions in the metropolitan statistical area. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area. For more information about our market area and the competition we face, see “Business—Market Area” and “Business—Competition.”

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location and certain additional information regarding the Bank’s offices at June 30, 2010.

	Year Opened	Owned or Leased	Net Book Value at June 30, 2010	Approximate Square Footage
		(Dollars in thousands)
Headquarters and Branch Office
1301 Merritt Boulevard	1970	Owned	$332	9,600
Dundalk, Maryland 21222

Branch Office
2028 Joppa Road
Baltimore, Maryland 21234	2007	Leased	2,785	7,000

Branch Office
821 W. 36th Street
Baltimore, Maryland 21211	1988	Owned	103	1,100

Branch Office
12128 Long Green Pike
Glen Arm, Maryland 21057	1988	Leased	17	1,400

Branch Office
11630 Glen Arm Road
Glen Arm, Maryland 21057	2006	Leased	—	400

The net book value of the Bank’s investment in premises and equipment totaled $3.8 million at June 30, 2010. See Note 5 of Notes to Consolidated Financial Statements. The branch office located at 7802 Harford Rd, Baltimore, Maryland 21234 was closed in December, 2009 and is included in other assets at June 30, 2010.

Item 3. Legal Proceedings

From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 2010, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss.

Item 4. Removed and Reserved

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The information contained under the section captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2010 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b) Not applicable.

(c) The Company did not repurchase any shares of its common stock during the fourth quarter of the fiscal year ended June 30, 2010 and does not have any pending stock repurchase programs.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the forgoing criteria, management has concluded that, as of June 30, 2010, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

/s/ Michael J. Dee	/s/ William C. Wiedel, Jr.
Michael J. Dee	William C. Wiedel, Jr.
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended June 30, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers – Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement.

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

(d) Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants & rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	20,832	$6.29	44,349

Equity compensation plans not approved by security holders	—	—	—

Total	20,832	$6.29	44,349

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers – Transactions with Related Persons” in the Proxy Statement.

Corporate Governance

With respect to the information regarding director independence, the section captioned “Corporate Governance and Board Matters – Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Item 3 – Ratification of the Independent Registered Public Accounting Firm – Audit Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 to this Annual Report on Form 10-K):

Report of Registered Independent Accounting Firm

Consolidated Statements of Financial Condition as of June 30, 2010 and 2009

Consolidated Statements of Operations for the Years Ended June 30, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended June 30, 2010 and 2009

Notes to Consolidated Financial Statements

(2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and also constitutes the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Patapsco Bancorp, Inc. and Articles Supplementary (1)

3.2	Bylaws of Patapsco Bancorp, Inc., as amended (2)

4.1	Form of Common Stock Certificate of Patapsco Bancorp, Inc. (3)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Patapsco Bancorp, Inc. (4)

4.3	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (4)

4.4	Form of warrant to purchase 300.003 shares of common stock of Patapsco Bancorp, Inc. (4)

4.5	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Patapsco Bancorp, Inc. (4)

4.6	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (4)

10.1	Letter Agreement and related Securities Purchase Agreement – Standard Terms, dated December 19, 2008, between Patapsco Bancorp, Inc. and United States Department of the Treasury (4)

10.2	Form of Waiver executed by each of Michael J. Dee, William C. Wiedel, Jr. and Laurence S. Mitchell (4)

10.3	Form of Letter Agreement between Patapsco Bancorp, Inc. and each of Michael J. Dee, William C. Wiedel, Jr. and Laurence S. Mitchell (4)

10.4	Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan† (5)

10.5	Form of Severance Agreement by and between The Patapsco Bank and Francis Broccolino † (6)

10.6	Form of Amended and Restated Severance Agreement by and between The Patapsco Bank and Laurence S. Mitchell † (7)

10.7	Patapsco Bancorp, Inc. 2000 Stock Option and Incentive Plan† (8)

10.8	Patapsco Bancorp, Inc. 2004 Stock Incentive Plan† (9)

10.9	Employment Agreement by and between The Patapsco Bank and Michael J. Dee† (9)

10.10	Severance Agreement by and between The Patapsco Bank and William C. Wiedel, Jr. † (9)

10.11	Form of Amendment No. 1 to the Amended and Restated Severance Agreement by and between The Patapsco Bank and Laurence S. Mitchell † (10)

10.12	Severance Agreement between The Patapsco Bank and Phillip P. Phillips †

13	Annual Report to Stockholders for the Fiscal Year Ended June 30, 2010

21	Subsidiaries of the Registrant

23	Consent of ParenteBeard LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

99.1	31 C.F.R. § 30.15 Certification of Chief Executive Officer

99.2	31 C.F.R. § 30.15 Certification of Chief Financial Officer

†	Management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000 (File No. 0-28032).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K for the event on July 23, 2008, filed with the SEC on July 25, 2008 (File No. 0-28032).
(3)	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A (File No. 0-28032).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K for the event on December 18, 2008, filed with the SEC on December 23, 2008 (File No. 0-28032).
(5)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1996 (File No. 0-28032).
(6)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005 (File No. 0-28032).
(7)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB/A for the year ended June 30, 2006 filed on December 6, 2006 (File No. 0-28032).
(8)	Incorporated herein by reference from the Company’s Registration Statement on Form S-8 (File No. 333-122300).
(9)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 (File No. 0-28032).
(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-28032).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATAPSCO BANCORP, INC.
September 28, 2010
	By:	/s/ Michael J. Dee
Michael J. Dee
President and Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Dee	September 28, 2010
Michael J. Dee
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ William C. Wiedel, Jr.	September 28, 2010
William C. Wiedel, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Thomas P. O’Neill	September 28, 2010
Thomas P. O’Neill
Chairman of the Board

/s/ Nicole N. Glaeser	September 28, 2010
Nicole N. Glaeser
Director

/s/ William R. Waters	September 28, 2010
William R. Waters
Director

/s/ Gary R. Bozel	September 28, 2010
Gary R. Bozel
Director

/s/ J. Thomas Hoffman	September 28, 2010
J. Thomas Hoffman
Director