Form 10-Q
period 2010-09-30
PATAPSCO BANCORP INC
filed 2010-11-15
CIK 1003961

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10 - Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

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

As of November 10, 2010, the issuer had 1,939,593 shares of Common Stock issued and outstanding.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

($ in thousands except for share and per share data)

	September 30, 2010	June 30, 2010
Assets:
Cash and cash equivalents:
Cash on hand and due from banks	$7,219	$6,811
Interest bearing deposits in other banks	25,331	21,232

Total cash and cash equivalents	32,550	28,043
Securities available for sale	24,054	25,482
Loans receivable, net of allowance for loan losses of $3,791 and $3,527, respectively	196,841	197,169
Investment in securities required by law, at cost	2,684	2,848
Real estate acquired through foreclosure, net of allowance for losses of $19 and $19, respectively	2,813	2,875
Property and equipment, net	3,753	3,759
Core deposit intangible	180	193
Accrued interest and other assets	8,476	9,354

Total assets	$271,351	$269,723

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Non-interest bearing deposits	$9,151	$11,554
Interest bearing deposits	220,050	217,235

Total deposits	229,201	228,789
Long-term debt	17,100	17,100
Junior subordinated debentures	5,000	5,000
Accrued expenses and other liabilities	2,609	1,464

Total liabilities	253,910	252,353

Stockholders’ equity:
Preferred Stock – Series A Cumulative perpetual; $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $1,000 per share; 6,000 shares outstanding	5,783	5,766
Warrant Preferred stock – Series B Cumulative perpetual; $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $1,000 per share; 300 shares outstanding	324	326
Common stock – $0.01 par value; authorized 4,000,000 shares; issued and outstanding 1,939,593 and 1,930,317 shares, respectively	19	19
Additional paid in capital	7,871	7,847
Retained income, substantially restricted	3,304	3,212
Accumulated other comprehensive income, net of income taxes	140	200

Total stockholders’ equity	17,441	17,370

Total liabilities and stockholders’ equity	$271,351	$269,723

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands except for per share data)	For Three Months Ended
	September 30,
	2010	2009
Interest income:

Loans receivable, including fees	$3,083	$3,556

Securities, including securities required by law	206	162

Federal funds sold and other investments	14	10

Total interest income	3,303	3,728

Interest expense:

Deposits	949	1,208
Short-term debt	—	6
Long-term debt and subordinated debentures	264	330

Total interest expense	1,213	1,544

Net interest income	2,090	2,184

Provision for loan losses	304	394

Net interest income after provision for loan losses	1,786	1,790

Non-interest income:

Fees and service charges	154	188
Gain on sale of securities available for sale	67	—
Gain on sale of other repossessed assets	4	—

Other	19	26

Total non-interest income	244	214

Non-interest expense:

Compensation and employee benefits	989	1,081

Professional fees	139	116
Federal deposit insurance assessments	137	132

Equipment expense	53	56

Net occupancy expense	140	145

Advertising	10	15

Data processing	97	99

Amortization of core deposit intangible	13	13

Telephone, postage & delivery	66	72
Provision for losses on and cost of real estate acquired through foreclosure	34	8

Other	183	181

Total non-interest expense	1,861	1,918

Income before provision for income taxes	169	86

Provision for income taxes	62	30

Net Income	$107	$56
Preferred stock dividends	97	82

Net income/(loss) available for common shareholders	$10	$(26)

Basic earnings/(loss) per common share	$0.01	$(0.01)

Diluted earnings/(loss) per common share	$0.01	$(0.01)

Cash dividends declared per common share	$—	$—

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

($ in thousands)

	For Three Months Ended
	September 30,
	2010	2009

Net income	$107	$56
Reclassification adjustment for gains realized in income	(67)	—
Change in unrealized gains/(losses) on securities available-for-sale	(32)	301
Tax effect	39	(119)

Comprehensive income	$47	$238

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)	For the Three Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net income	$107	$56
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	57	63
Gain on sale of securities available for sale	(67)	—
Amortization of deferred loan origination costs (fees)	(26)	(1)
Provision for loan losses	304	394
Provision for loss on real estate acquired through foreclosure	—	—
Gain on sale of real estate acquired through foreclosure and other repossessed assets	(4)	—
Depreciation	68	73
Amortization of core deposit intangible	13	13
Increase in cash surrender value of bank owned life insurance	(16)	(17)
Decrease in accrued interest receivable and other assets	957	244
Non-cash compensation under stock-based benefit plan	1	19
Increase/(decrease) in accrued expenses and other liabilities	1,145	(60)

Net cash provided by operating activities	2,539	784

Cash flows from investing activities:
Proceeds from maturity of investments and principal repayments on mortgage-backed securities	10,469	3,339
Purchase of securities available for sale	(10,650)	(3,082)
Proceeds from sale of securities available for sale	1,526	—
Net change in loans	43	(1,633)
Funds received in sale of real estate owned	66	50
Net change in investments required by law	164	(30)
Purchase of property and equipment	(62)	(6)

Net cash provided by/(used in) investing activities	1,556	(1,362)

Cash flows from financing activities:
Net increase in deposits	1,708	5,307
Decrease in advance payments by borrowers	(1,296)	(1,289)
Payments on long-term borrowings	—	(12,200)
Dividends paid	—	(82)

Net cash provided by/(used in) financing activities	412	(8,264)

Net increase/(decrease) in cash and cash equivalents	4,507	(8,842)
Cash and cash equivalents at beginning of period	28,043	19,794

Cash and cash equivalents at end of period	$32,550	$10,952

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,140	$1,622
Income taxes paid	—	—

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

Note 3: Basis of Presentation

The accompanying consolidated statement of financial condition at June 30, 2010, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-K for the fiscal year ended June 30, 2010.

Note 4: Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events,” management has evaluated potential subsequent events through the date the financial statements were issued for potential recognition or disclosure in the consolidated financial statements.

Note 5: Recent Accounting Pronouncements

ASC Topic 860

In October 2009, the FASB issued Topic 860, “Accounting for Transfers of Financial Assets.” The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.

This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. Adoption of this ASC did not have a material impact on the Company’s financial condition or results of operations.

ASC Topic 810

In October 2009, the FASB issued Topic 810, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).

The amendments in this Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.

This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. Adoption of this ASC did not have a material impact on the Company’s financial condition or results of operations.

ASC Topic 820

The FASB has issued Topic 820, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements.” This ASC requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASC 820 amends

Codification Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, Topic 820 clarifies the requirements of the following existing disclosures:

•

For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

Topic 820 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASC did not have a material impact on the Company’s financial condition or results of operations.

ASU 2010-18

Topic 310, “Receivables”, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

Topic 310 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of Topic 310, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. Adoption of this ASC will not have a material impact on the Company’s financial condition or results of operations.

ASU 2010-20

ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade account receivables. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011. Adoption of this ASC is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Note 6: Securities Available for Sale

Investment securities, classified as available for sale, are summarized as follows as of:

	September 30, 2010
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Corporate Bonds	$3,500	$13	($7)	$3,506
U.S. Government agencies	7,572	7	(1)	7,578
Mortgage-backed securities, residential	4,972	211	(3)	5,180
Collateralized mortgage obligations	7,780	34	(24)	7,790

	$23,824	$265	($35)	$24,054

	June 30, 2010
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Corporate Bonds	$1,500	$11	($—)	$1,511
U.S. Government agencies	13,600	40	(3)	13,637
Mortgage-backed securities, residential	6,737	291	(4)	7,024
Collateralized mortgage obligations	3,314	—	(4)	3,310

	$25,151	$342	($11)	$25,482

The scheduled maturities of securities available for sale at September 30, 2010 are as follows:

(In thousands)	Amortized Cost	Fair Value
Due in less than one year	$1,500	$1,500
Due in one to five years	1,500	1,499
Due after five through ten years	4,999	5,008
Due after ten years	3,073	3,077
Mortgage-backed securities, residential	4,972	5,180
Collateralized Mortgage Obligations	7,780	7,790

	$23,824	$24,054

The following table shows the Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at:

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$1,499	$(1)	$—	$—	$1,499	$(1)
Corporate Bonds	993	(7)	—	—	993	(7)
Mortgage-backed securities, residential	572	(3)	—	—	572	(3)
Collateralized Mortgage Obligations	3,541	(24)	—	—	3,541	(24)

Total Temporarily Impaired Securities	$6,605	$(35)	$—	$—	$6,605	$(35)

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$1,586	$(3)	$—	$—	$1,586	$(3)
Corporate Bonds	662	(4)	—	—	662	(4)
Mortgage-backed securities, residential	3,310	(4)	—	—	3,310	(4)

Total Temporarily Impaired Securities	$5,558	$(11)	$—	$—	$5,558	$(11)

All collateralized mortgage obligations in the portfolio were comprised of securities issued by non-Government issuers for which the collateral consists of securities issued by U.S. Government agencies.

Securities, issued by agencies of the federal government, with a carrying value of $4.8 million and $5.1 million on September 30, 2010 and June 30, 2010, respectively, were pledged to secure the Bank’s federal funds accommodation.

During the three months ended September 30, 2010 and 2009, $1.5 million and $0 in securities were sold at a gross gain of $67,000 and $0, respectively, using the specific identification method.

At September 30, 2010, the Company had six securities in an unrealized loss position. Unrealized losses detailed above relate to three collateralized mortgage obligations, one mortgage-backed security, one corporate bond and one agency security. The declines in fair value are considered temporary and are primarily due to interest rate fluctuations. The Company does not have the intent to sell these securities, and it is more likely than not that it will not be required to sell the securities prior to their recovery. None of the individual unrealized losses are significant.

The carrying amount of Federal Reserve Bank and Federal Home Loan Bank stocks totals $2.7 million and $2.8 million at September 30, 2010 and June 30, 2010, respectively, and such securities are considered restricted as to marketability. Management evaluates the Company’s restricted stock in the FHLB for impairment in accordance with ASC Topic 350, “Accounting by Certain Entities (Including With Trade Receivables) That Lend to or Finance The Activities of Others.” Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. The Company has concluded that the restricted stock investment is not impaired as of September 30, 2010.

Note 7: Junior Subordinated Debentures

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

Note 8: Preferred Stock

On December 19, 2008, as part of the Troubled Asset Relief Program’s (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 6,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference of $1,000 per share (“Series A preferred stock”), and (ii) a warrant for the Treasury to purchase an additional $300,000 in preferred stock (“Series B preferred stock”), for an aggregate purchase price of $6.0 million.

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

Note 9: Regulatory Capital Requirements

At September 30, 2010, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at September 30, 2010.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%

Total Capital (to Risk Weighted Assets)	$23,095	12.87%	$14,472	8.00%	$18,091	10.00%

Tier 1 Capital (to Risk Weighted Assets)	$20,833	11.61%	$7,236	4.00%	$10,854	6.00%

Tier 1 Capital (to Average Assets)	$20,833	7.75%	$10,757	4.00%	$13,446	5.00%

The following table summarizes the Bank’s regulatory capital position at June 30, 2010.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%

Total Capital (to Risk Weighted Assets)	$23,009	12.35%	$15,000	8.00%	$18,750	10.00%

Tier 1 Capital (to Risk Weighted Assets)	$20,663	11.09%	$7,500	4.00%	$11,250	6.00%

Tier 1 Capital (to Average Assets)	$20,663	7.76%	$10,649	4.00%	$13,311	5.00%

Note 10: Earnings (Loss) Per Share

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended September 30,
	2010	2009
(in thousands except for per share data)

Net income/(loss) available for common shareholders	$10	$(26)
Basic weighted average shares outstanding	1,941	1,929
Basic earnings (loss) per share	$0.01	$(0.01)
Dilutive shares	—	—
Diluted weighted average shares outstanding	1,941	1,929
Diluted earnings (loss) per share	$0.01	$(0.01)

At September 30, 2010, there were 20,832 stock options outstanding all of which had exercise prices above the market price of the Company’s common stock on the same date.

Note 11: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit issued by the Bank. Standby letters of credit are conditional written commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The Bank had $1,430,000 of standby letters of credit as of September 30, 2010 and $1,349,000 outstanding as of June 30, 2010. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The amount of the liability as of September 30, 2010 and June 30, 2010 for guarantees under standby letters of credit issued is not material.

Note 12: Core Deposit Intangible Asset

ASC Topic 350, “Intangibles - Goodwill and Other” requires that other acquired intangible assets with finite lives, such as purchased customer accounts, be amortized over their estimated lives. Other intangible assets are amortized using the straight-line method over estimated useful lives of 10 years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of other intangible assets may be impaired.

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

A summary of share option activity for the three month period ended September 30, 2010 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000s)

Outstanding at June 30, 2010	20,832	$6.29	1.11	$—

Granted	—	—	—

Exercised	—	—	—

Forfeited or expired	—	—	—

Outstanding at September 30, 2010	20,832	$6.29	0.85	$—

Exercisable at September 30, 2010	20,832	$6.29

Stock Incentive Plan

In October 2004, the shareholders of the Company approved the 2004 Stock Incentive Plan. Under this plan, 90,000 shares of common stock are available for issuance under a variety of awards. An additional 40,146 shares were made available for issuance to settle past deferred compensation obligations. This newer plan replaced the Director’s retirement plan that became effective in September 1995. At the time of adoption, the directors had the option to reallocate their deferred compensation assets.

In May 2009, the Board of Directors voted to terminate the directors deferred compensation portion of the Plan. Accordingly, 57,255 deferred shares were distributed to the respective directors in May 2010, and are now included as issued shares. The remaining portion of the Plan continues to remain in effect. As of June 30, 2010 there are 2,250 non-vested shares outstanding under this plan.

A summary of the status of the Company’s non-vested shares as of September 30, 2010 is presented below:

	Common Shares	Weighted Average Grant-Date Fair Value

Non-vested as of June 30, 2010	2,250	$7.10
Awards Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2010	2,250	$7.10

As of September 30, 2010 there was $4,000 of total unrecognized compensation costs related to non-vested share-based compensation. The cost is expected to be recognized over a weighted average period of 9 months. At grant date, vesting of the shares was “cliff” vesting at the end of either a two or three year period. Compensation expense totaling $1,000 and $14,000 has been recognized in the three month periods ended September 30, 2010 and 2009, respectively, as a result of these awards.

Note 14: Fair Value Measurements

Effective July 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures.” These standards defined the concept of fair value, established a framework for measuring fair value in accordance with GAAP, and expand disclosure about fair value measurements. ASC Topic 820 applies only to fair value measurements required or permitted under current accounting pronouncements, and does not require any new fair value measurements. Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets. The disclosure’s emphasis is on the inputs used to measure fair value and the effect of the measurement on earnings for the period. The adoption did not have any effect on the Company’s consolidated financial position or results of operations. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments as of September 30, 2010 and June 30, 2010.

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

The carrying amount and estimated fair value of financial instruments is summarized as follows at:

	September 30, 2010		June 30, 2010
(In thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Assets:
Cash and cash equivalents	$32,550	$32,550	$28,043	$28,043
Securities available for sale	24,054	24,054	25,482	25,482
Loans receivable, net	196,841	204,802	197,169	205,092
Investment in securities required by law	2,684	2,684	2,848	2,848
Accrued interest receivable	1,647	1,647	1,482	1,482
Liabilities:
Deposits	229,201	230,064	228,789	228,846
Long-term debt	22,100	21,234	22,100	21,084
Accrued interest payable	465	465	392	392
Off balance sheet instruments:
Commitments to extend credit	—	—	—	—

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

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. All non-accrual loans are considered impaired. The measurement of impaired loans is based on the present value of the expected cash flows discounted at the historical effective interest rate, the market price of the loan, or the fair value of the underlying collateral. Collateral values are estimated utilizing methods such as appraisals, broker price opinions and taking into consideration the timing of the valuation, the nature of the collateral and such other information as is deemed appropriate. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $4.6 million and $4.0 million less their specific valuation allowances of $1.2 million and $668,000 as determined in accordance with ASC 310-10-35 (formerly SFAS 114, “Accounting by Creditors for Impairment of a Loan”) at September 30, 2010 and June 30, 2010, respectively.

Real Estate Acquired Through Foreclosure (“REO”)

Real estate acquired through foreclosure is initially recorded at fair value less cost to sell which is determined typically by utilizing an outside appraiser. Management evaluates the value of REO at least annually. Any declines in value are reflected by establishing an REO valuation allowance with an offsetting charge to operating expense. Any increases in the value of the property may be recognized only to the extent of the valuation allowance when the property value has recovered. The fair value consists of REO balances of $2.8 million and $2.9 million less their specific valuation allowances of $19,000 and $19,000 at September 30, 2010 and June 30, 2010, respectively.

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

The Company has an established and documented process for determining fair values. Fair value is based on quoted market prices, when available. If listed prices or quotes are not available, fair value is based on fair value models that use market participant or independently sourced market data, which include discount rate, interest rate yield curves, prepayment speeds, bond ratings, credit risk, loss severities, default rates, and expected cash flow assumptions. In addition, valuation adjustments may be made in the determination of fair value. These fair value adjustments may include amounts to reflect counterparty credit quality, creditworthiness, liquidity, and other unobservable inputs that are applied consistently over time. These adjustments are estimates and therefore, subject to management’s judgment, and at times, may be necessary to mitigate the possibility of error or revision in the estimate of the fair value provided by the model. The Company has various controls in place to ensure that the valuations are appropriate, including review and approval of the valuation models, benchmarking, comparison to similar products, and reviews of actual cash settlements. The methods described above may produce fair value calculations that may not be indicative of the net realizable value or reflective of future fair values. While the Company believes its valuation methods are consistent with other financial institutions, the use of different methods or assumptions to determine fair values could result in different estimates of fair value.

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

	At September 30, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Securities available for sale	$24,054	$—	$24,054	$—

Measured at fair value on a nonrecurring basis:
Impaired loans	$3,468	$—	$—	$3,468

Real estate acquired through foreclosure	$2,813	$—	$—	$2,813

	At June 30, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Securities available for sale	$25,482	$—	$25,482	$—

Measured at fair value on a nonrecurring basis:
Impaired loans	$3,353	$—	$—	$3,353

Real estate acquired through foreclosure	$2,875	$—	$—	$2,875

Note 15: Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The methodology for assessing the appropriateness of the allowance includes a specific allowance, a formula allowance and a nonspecific allowance. The specific allowance is for risk rated credits on an individual basis. The formula allowance reflects historical losses by credit category. The nonspecific allowance captures losses whose impact on the portfolio are probable but have yet to be recognized in either the specific allowance or the formula allowance. The factors used in determining the nonspecific allowance include trends in delinquencies, trends in volumes and terms of loans, the size of loans relative to the allowance, concentration of credits, the quality of the risk identification system and credit administration and local and national economic trends.

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

Real estate acquired through foreclosure and other repossessed assets are initially recorded at the estimated fair value, net of estimated selling costs, and subsequently at the lower of carrying cost or fair value less estimated costs to sell. Costs relating to holding such property are charged against income in the current period. Costs relating to improving such real estate are capitalized, subject to the property’s carrying cost not exceeding its fair value, until a salable condition is reached.

Comparison of Financial Condition at September 30, 2010 and June 30, 2010

Patapsco Bancorp’s assets increased by $1.6 million, or 0.6% to $271.4 million at September 30, 2010 from $269.7 million at June 30, 2010. Net loans declined $328,000 or 0.2% to $196.8 million at September 30, 2010 from $197.2 million at June 30, 2010. Growth in commercial mortgages of $6.7 million was more than offset by decreases in residential mortgage loans of $3.2 million, construction loans of $2.2 million, commercial leases of $1.0 million, consumer loans of $435,000 and commercial business loans of $40,000. Such decreases were due primarily to soft loan demand.

Securities available for sale decreased $1.4 million to $24.1 million at September 30, 2010 from $25.5 million at June 30, 2010 as maturities of $8.0 million, sales of $1.5 million and pay-downs of the mortgage-backed securities of $0.5 million were replaced by new purchases of investment securities of $8.6 million.

Real estate acquired through foreclosure decreased $62,000 to $2.8 million as of September 30, 2010 as there were no additions and one property sold at a $4,000 gain.

Total deposits grew $412,000, or 0.2%, to $229.2 million at September 30, 2010 from $228.8 million at June 30, 2010 including $1.4 million in property tax payments out of escrow during the quarter. Escrow accounts are included in deposits. Interest-bearing deposits increased $2.8 million, or 1.3%, to $220.1 million at September 30, 2010 from $217.2 million at June 30, 2010. Noninterest-bearing deposits declined $2.4 million to $9.1 million at September 30, 2010. Long-term debt was flat at $17.1 million at September 30, 2010 and June 30, 2010.

Stockholders’ equity increased by $71,000 from $17.37 million at June 30, 2010 to $17.44 million at September 30, 2010 primarily reflecting retained earnings during the current quarter.

Comparison of Operating Results for the Quarter Ended September 30, 2010 and 2009

Net Income. Patapsco Bancorp recorded net income available to common shareholders of $10,000, or $0.01 per share, for the quarter ended September 30, 2010 compared to a net loss of $26,000, or $(0.01) per share for the quarter ended September 30, 2009. The net income available to common shareholders in the current quarter resulted from a lower loan loss provision and operating expenses, offset, in part, by lower net interest income.

Net Interest Income. Patapsco Bancorp’s net interest income decreased by $94,000, or 4.3%, to $2.1 million for the quarter ended September 30, 2010 compared to $2.2 million for the same quarter in 2009. The decrease in net interest income during the comparable three-month periods was due to a 12 basis point decrease in the net interest margin to 3.31% in the quarter ended September 30, 2010 from 3.43% in the quarter ended September 30, 2009. The decline in the net interest margin was driven by a 63 basis point decline in the average rate earned on interest earning assets which more than offset the 59 basis point decrease in the average rate paid on interest bearing liabilities. In addition, interest earning assets declined $2.0 million from $252.3 million for the quarter ended September 30, 2009 to $250.3 million in the current quarter.

Interest Income. Total interest income decreased by $425,000, or 11.4%, to $3.3 million for the quarter ended September 30, 2010 from $3.7 million for the quarter ended September 30, 2009. The yield on earning assets decreased by 63 basis points to 5.21% in the quarter ended September 30, 2010 compared to 5.84% in the quarter ended September 30, 2009 due to several factors. The impact of lower market interest rates in the current quarter had a negative effect on the yields on earning assets. In addition, a shift in the mix of earning assets from loans to lower yielding investments negatively affected the yield on average earning assets.

Interest income on loans receivable decreased by $473,000, or 13.3%, to $3.1 million for the quarter ended September 30, 2010 from $3.6 million for the quarter ended September 30, 2009. The decrease in interest income on average loans was due to a 32 basis point decline in the yield earned on the loan portfolio as well as a $19.8 million decline in average loan balances from $219.7 million in the quarter ended September 30, 2009 to $199.9 million for quarter ended September 30, 2010. The lower yield was due to the decline in market interest rates mentioned above.

Interest income on investment securities, including investments required by law, increased $44,000 or 27.2% as the average balance increased $9.4 million from $18.0 million for the quarter ended September 30, 2009 to $27.4 million in the current quarter. The increase in balances more than offset the 58 basis point decline in the yield over the same period.

Interest income on federal funds sold and other investments increased $4,000 or 40.0% to $14,000, as average balances grew $8.4 million to $23.1 million for the quarter ending September 30, 2010 which more than offset the 5 basis point decline in yield.

Interest Expense. Total interest expense decreased by $331,000, or 21.4%, to $1.2 million for the quarter ended September 30, 2010 from $1.5 million for the quarter ended September 30, 2009 due to lower rates paid on interest-bearing liabilities. Interest expense on deposits decreased by $259,000 or 21.4% to $949,000 in the current quarter from $1.2 million in the previous year’s quarter due to a 69 basis point decline in rates paid on deposits. This had a larger impact than the $19.0 million, or 9.6% growth in average deposit balances to $218.2 million for the quarter ended September 30, 2010 versus $199.2 million for the previous year’s corresponding quarter. The lower rates paid on deposits reflects the lower rate environment in the current quarter as well as a moderation of the competitive pressures that existed in the previous year’s corresponding quarter.

Interest expense on short-term borrowings decreased $6,000, or 100%, to $0 for the three months ended September 30, 2010 from $6,000 for the three months ended September 30, 2009 due to the pay-down of short-term borrowings. Interest expense on long-term borrowings decreased $66,000, or 20.0%, as the average balance declined $8.5 million, or 27.9%, to $22.1 million for the quarter ended September 30, 2010, which more than offset 47 basis point increase in the average rate paid. The increase in the rate occurred as shorter term borrowings matured over the past 12 months leaving higher rate longer term borrowings. No new long-term borrowings were issued during the current year.

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

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, including fees (1)	$199,882	$3,083	6.08%	$219,696	$3,556	6.40%
Investment and mortgage-backed securities
Securities, including securities required by law	27,410	206	3.01%	17,984	162	3.59%
Federal funds sold and other investments	23,054	14	0.23%	14,639	10	0.28%

Total interest-earning assets	250,346	3,303	5.21%	252,319	3,728	5.84%

Non-interest-earning assets	18,749			15,632

Total assets	$269,095			$267,951

Interest-bearing liabilities:
Interest-bearing deposits (2)	$218,246	949	1.72%	$199,220	1,208	2.41%
Short-term borrowings	—	—	—	5,871	6	0.43%
Long-term borrowings	22,100	264	4.68%	30,645	330	4.21%

Total interest-bearing liabilities	240,346	1,213	2.00%	235,736	1,544	2.59%

Non-interest-bearing liabilities	11,026			12,410

Total liabilities	251,372			248,146
Stockholders’ equity	17,723			19,805

Total liabilities and stockholders’ equity	$269,095			$267,951

Net Interest Income		$2,090			$2,184

Interest rate spread			3.21%			3.25%

Net interest margin			3.31%			3.43%

Ratio of average interest-earning assets to average interest-bearing liabilities			104.16%			107.03%

(1)	Includes nonaccrual loans.
(2)	Includes interest bearing escrow accounts

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

The following table shows the activity in the allowance for loan losses.

	Three Months Ended
	September 30,
($ in thousands)	2010	2009

Allowance for loan losses, beginning of period	$3,527	$3,023
Provision for loan losses	304	394
Loans Charged Off:
Consumer	90	146
Real Estate	69	3
Commercial Loan	—	—
Commercial Lease	35	103

Total Charge-Offs	194	252

Recoveries:
Consumer	31	31
Real Estate	—	—
Commercial Loan	9	1
Commercial Lease	114	23

Total Recoveries	154	55

Allowance for loan losses, end of period	$3,791	$3,220

Ratio of net charge-offs (annualized) to average loans outstanding during the period	0.08%	0.36%

Ratio of allowance to nonperforming loans	34.24%	30.26%

The provision for loan losses was $304,000 in the quarter ended September 30, 2010, compared to $394,000 for the quarter ended September 30, 2009. The decrease in the provision is primarily due to a lower provision associated with commercial leases as this portfolio has been running off over the past 21 months. The balance at September 30, 2010 was $4.1 million, a $5.1 million, or 55%, decline from $9.2 million at September 30, 2009. In addition, total lease delinquencies were $294,000 at September 30, 2010, a $550,000, or 65%, drop from $844,000 at September 30, 2009. Patapsco Bancorp’s allowance for loan losses as a percentage of total loans outstanding was 1.89% as of September 30, 2010, versus 1.76% at June 30, 2010. Patapsco Bancorp’s allowance for loan losses as a percentage of nonperforming loans was 34.2% at September 30, 2010, as compared to 36.3% at June 30, 2010. Setting the allowance at this level takes into consideration that 95% of non-performing loans are collateralized by real estate or guaranteed by the SBA at September 30, 2010. In considering the appropriate level for the allowance for loan losses, in some cases when the age of the real estate appraisal was more than one year old, adjustments were made to the appraisals taking into consideration the age of the appraisal and the nature of the collateral. These adjusted appraisal values, which required management’s judgment, were used to develop estimated losses and related specific loss reserves within the allowance for loan losses. In other cases, brokers’ price opinions or firm purchase offers were used to obtain more current indications of the value of collateral. The valuation method used differs based on the individual circumstances involved for each loan. Another factor in the level of the allowance for loan losses to non-performing loans was $1.1 million in cumulative partial charge-offs on loans in the portfolio as of September 30, 2010. If specific reserves had been set up as opposed to taking partial charge-offs, the allowance would have been $4.9 million and the ratio of the allowance for loan losses to non-performing loans would have been 40.2% and the allowance for loan losses to total loans would have been 2.41%.

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated.

	September 30,	June 30,
($ in thousands)	2010	2010
Loans accounted for on a non-accrual basis (1)
Real Estate:
Residential	$116	$116
Commercial	4,380	2,737
Construction	1,474	1,763
Consumer	60	46
Commercial Loan/Lease	5,042	5,066

Total	11,072	9,728
Accruing loans that are contractually past due 90 days or more	—	—

Total non-performing loans	11,072	9,728
Other non-performing assets (2)	2,813	2,875

Total non-performing assets	$13,885	$12,603

Nonperforming loans to total loans	5.52%	4.85%
Nonperforming assets to total assets	5.12%	4.67%
Troubled debt restructurings: (3)
Accruing	$2,171	$2,171
Non-accruing	4,001	4,327

Total	$6,172	$6,498

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other nonperforming assets represent property acquired by Patapsco Bancorp through foreclosure or repossession.
(3)	Certain troubled debt restructurings are accounted on a non-accrual basis and included in total non-performing loans above.

The following table reflects the activity in non-performing loans for the three months ended September 30, 2010:

Balance June 30, 2010, in thousands	$9,728
Added to non-accrual during the year	2,855
Paid off/down	(500)
Brought to accrual status	(1,099)
Transferred to real estate acquired through foreclosure	1
Charged-Off	(64)
Net change in non-accrual Leases, Consumer & Residential Mortgages, and all other	151

Balance September 30, 2010	$11,072

At September 30, 2010, non-accrual construction loans totaled $1.5 million and consisted of a $700,000 condominium conversion project and $770,000 in residential construction and development loans. Non-accrual commercial real estate increased $1.6 million due to one $2.0 million retail strip shopping center loan. Other non-accrual commercial real estate loans consist of an $857,000 warehouse building loan, a $384,000 office/retail building loan and $839,000 in residential investor property loans. All commercial real estate and construction loans are considered well securitized. Commercial loans/leases include a $3.3 million loan supporting a borrower’s various business interests including commercial properties. In addition, this category includes four loans amounting to $782,000 to borrowers operating retail businesses. Of the $5.0 million in commercial loan/leases non-accrual loans/leases, $768,000 have an SBA guarantee.

Non-interest Income. Patapsco Bancorp’s non-interest income consists of deposit fees, service charges, income from bank owned life insurance (“BOLI”) and gains. Total non-interest income increased by $30,000, or 14.0%, to $244,000 in the three month period ended September 30, 2010 due to a $67,000 gain on the sale of securities available for sale in the current quarter compared to no gains in the prior year’s comparable periods. Fees and service charges declined $34,000, or 18.1%, to $154,000 in the current quarter due to the impact of the implementation of Regulation E on overdraft fees.

Non-interest Expenses. Total noninterest expenses decreased by $57,000, or 3.0%, to $1.86 million for the quarter ended September 30, 2010 from $1.92 million for the quarter ended September 30, 2009. Compensation costs decreased $92,000 or 8.5% due to the closing of the Parkville branch in December, 2009 and the reduction in loan production staff in the fourth quarter of fiscal year 2010. This decline was partially offset by a $23,000 increase in professional fees which were higher due to higher loan collection costs. In addition, the provision for losses on and cost of real estate acquired through foreclosure increased $26,000, or 325%, to $34,000 due to a $1.6 million, or 132% increase in real estate acquired through foreclosure from $1.2 million at September 30, 2009 to $2.8 million at September 30, 2010.

Income Taxes. Income tax expense was $62,000 (or 36.7% of pre-tax income) and $30,000 (or 34.9% of pre-tax income) for the periods ended September 30, 2010 and 2009, respectively. The increase in the effective tax rate is a result of the impact of bank owned life insurance income on a higher level of pre-tax income.

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

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At September 30, 2010, the Company’s cash on hand and interest-bearing deposits totaled $32.6 million. In addition, the Company has approximately $24.1 million of investment securities classified as available for sale, $4.8 million of which are pledged as collateral for the Company’s federal funds line of credit.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $15.6 million and unused lines of credit of $10.2 million. Certificates of deposit that are scheduled to mature in less than one year at September 30, 2010 totaled $55.0 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $654,000 for the payment of preferred dividends, as well as, interest payments on the $5.0 million in junior subordinated debentures. The only source of funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the holding company from the Bank is limited by the earnings of the Bank. At September 30, 2010 the holding company had cash on hand and interest bearing deposits of $2.0 million. This balance includes approximately $800,000 in an intercompany payable to settle income tax refunds owed to subsidiary companies.

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

Under the terms of its trust preferred securities and its Series A and Series B preferred stock, while it has deferred dividends on the trust preferred securities and suspended dividends on its Series A and Series B preferred stock, it generally may not declare or pay any dividends or distributions on, or repurchase, its common stock.

The Bank had $58.2 million in borrowing capacity with the Federal Home Loan Bank of Atlanta, with $17.1 million in borrowings outstanding, at September 30, 2010. These borrowings are secured by the Bank’s stock in the Federal Home Loan Bank of Atlanta and other eligible assets. In addition, the Bank has a $4.0 million line of credit, none of which was outstanding at September 30, 2010, with Pacific Coast Bankers Bank.

As discussed in Note 10 - Regulatory Capital Requirements, the Bank exceeded all regulatory minimum capital requirements.

Contingencies and Off-Balance Sheet Items

The Company is party to financial instruments with off-balance sheet risk including commitments to extend credit under both new facilities and under existing lines of credit. Commitments to fund loans typically expire after 60 days, commercial lines of credit are subject to annual reviews and home equity lines of credit are generally for a term of 20 years. These instruments contain, to varying degrees, credit and interest rate risk in excess of the amounts recognized in the consolidated statement of financial condition.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	September 30, 2010	June 30, 2010
	($ in thousands)

Commitments to originate new loans	$15,561	$11,911
Undisbursed lines of credit	10,206	10,132
Financial standby letters of credit	1,430	1,349

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

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

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no update to the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

N/A

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title

3.1	Articles of Incorporation of Patapsco Bancorp, Inc. and Articles Supplementary (1)

3.2	Bylaws of Patapsco Bancorp, Inc., as amended (2)

4.1	Form of Common Stock Certificate of Patapsco Bancorp, Inc. (3)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Patapsco Bancorp, Inc. (4)

4.3	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (4)

4.4	Form of warrant to purchase 300.003 shares of common stock of Patapsco Bancorp, Inc. (4)

4.5	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Patapsco Bancorp, Inc. (4)

4.6	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (4)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to §906 of Sarbanes Oxley Act

(1)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000 (File No. 0-28032).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K for the event on July 23, 2008, filed with the SEC on July 25, 2008 (File No. 0-28032).
(3)	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A (File No. 0-28032).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K for the event on December 18, 2008, filed with the SEC on December 23, 2008 (File No. 0-28032).

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATAPSCO BANCORP, INC.

Date: November 15, 2010	/s/ Michael J. Dee
Michael J. Dee
President and Chief Executive Officer

/s/ William C. Wiedel, Jr.
William C. Wiedel, Jr.
Senior Vice President and Chief Financial Officer