Form 10-Q
period 2010-12-31
PATAPSCO BANCORP INC
filed 2011-02-11
CIK 1003961

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10 - Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2010

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

As of February 10, 2011, the issuer had 1,939,593 shares of Common Stock issued and outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

($ in thousands except for share data)

	December 31, 2010	June 30, 2010
Assets:
Cash and cash equivalents:
Cash on hand and due from banks	$4,687	$6,811
Interest bearing deposits in other banks	22,454	21,232

Total cash and cash equivalents	27,141	28,043
Securities available for sale	36,571	25,482
Loans receivable, net of allowance for loan losses of $4,405 and $3,527, respectively	192,656	197,169
Investment in securities required by law, at cost	2,654	2,848
Repossessed real estate and other assets, net of allowance for losses of $0 and $19, respectively	1,885	2,875
Property and equipment, net	3,692	3,759
Core deposit intangible	168	193
Accrued interest and other assets	8,366	9,354

Total assets	$273,133	$269,723

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Non-interest bearing deposits	$9,045	$11,554
Interest bearing deposits	228,432	217,235

Total deposits	237,477	228,789
Accrued expenses and other liabilities	1,723	1,464
Long-term debt	12,000	17,100
Junior subordinated debentures	5,000	5,000

Total liabilities	256,200	252,353

Stockholders’ equity:
Preferred Stock – Series A Cumulative perpetual; $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $1,000 per share; 6,000 shares outstanding	5,800	5,766
Warrant Preferred stock – Series B Cumulative perpetual; $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $1,000 per share; 300 shares outstanding	323	326
Common stock - $0.01 par value; authorized 4,000,000 shares; issued and outstanding 1,939,593 and 1,930,317 shares, respectively	19	19
Additional paid in capital	7,872	7,847
Retained income, substantially restricted	2,941	3,212
Accumulated other comprehensive (loss)/income, net of income taxes	(22)	200

Total stockholders’ equity	16,933	17,370

Total liabilities and stockholders’ equity	$273,133	$269,723

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands except for per share data)	For Six Months Ended December 31,		For Three Months Ended December 31,
	2010	2009	2010	2009
Interest income:
Loans receivable, including fees	$6,073	$6,913	$2,990	$3,357
Securities, including securities required by law	411	325	205	163
Federal funds sold and other investments	30	15	16	5

Total interest income	6,514	7,253	3,211	3,525

Interest expense:
Deposits	1,837	2,247	888	1,039
Short-term debt	—	6	—	—
Long-term debt and subordinated debentures	481	634	217	304

Total interest expense	2,318	2,887	1,105	1,343

Net interest income	4,196	4,366	2,106	2,182

Provision for loan losses	1,298	792	994	398

Net interest income after provision for loan losses	2,898	3,574	1,112	1,784

Non-interest income:
Fees and service charges	330	357	176	169
Net gain on sale of securities available for sale	67	—	—	—
Gain on sale of repossessed real estate and other assets	10	—	6	—
Loss on sale of other assets	(22)	—	(22)
Other	40	48	21	22

Total non-interest income	425	405	181	191

Non-interest expense:
Compensation and employee benefits	1,942	2,127	953	1,046
Professional fees	296	261	157	145
Federal deposit insurance assessments	270	254	133	122
Equipment expense	109	107	56	51
Net occupancy expense	273	283	133	138
Advertising	20	22	10	7
Data processing	190	201	93	102
Amortization of core deposit intangible	26	26	13	13
Telephone, postage & delivery	136	141	70	69
Provision for losses on and cost of repossessed real estate and other assets	96	42	62	34
Other	375	354	192	173

Total non-interest expense	3,733	3,818	1,872	1,900

Income/(loss) before provision/(benefit) for income taxes	(410)	161	(579)	75

Provision/(benefit) for income taxes	(169)	56	(231)	26

Net Income/(loss)	$(241)	$105	$(348)	$49

Preferred stock dividends	194	163	97	82

Net loss available for common shareholders	$(435)	$(58)	$(445)	$(33)

Basic loss per common share	$(0.22)	$(0.03)	$(0.23)	$(0.02)

Diluted loss per common share	$(0.22)	$(0.03)	$(0.23)	$(0.02)

Cash dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(unaudited)

($ in thousands)

	For Six Months Ended December 31,		For Three Months Ended December 31,
	2010	2009	2010	2009

Net income/(loss)	$(241)	$105	$(348)	$49
Other comprehensive income/(loss), net of income taxes/(benefit):
Reclassification adjustments for gains realized in income	(67)	—	—	—
Unrealized net holding gain/(loss) on securities available-for-sale	(300)	130	(267)	(170)

Subtotal	(608)	235	(715)	(121)
Tax effect	(145)	51	(105)	(67)

Comprehensive income/(loss)	$(463)	$184	$(510)	$(54)

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)	For the Six Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income/(loss)	$(241)	$105
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Amortization of premiums and discounts, net	124	144
Gain on sale of securities available for sale	(67)	—
Amortization of deferred loan origination costs	2	3
Provision for loan losses	1,298	792
Net gain on sale of repossessed real estate and other assets	(10)	—
Depreciation	137	140
Amortization of core deposit intangible	26	26
Increase in cash surrender value of bank owned life insurance	(33)	(33)
Loss on sale of other assets	22	—
Decrease/(increase) in accrued interest receivable and other assets	1,153	(1,075)
Non-cash compensation under stock-based benefit plan	3	30
Increase/(decrease) in accrued expenses and other liabilities	258	(227)

Net cash provided by/(used in) operating activities	2,672	(95)

Cash flows from investing activities:
Proceeds from maturity of investments and principal repayments on mortgage-backed securities	15,989	6,137
Purchase of securities available for sale	(29,017)	(7,139)
Proceeds from sale of securities available for sale	1,526	—
Net change in loans	2,937	555
Funds received in sale of repossessed real estate and other assets	1,279	—
Net change in investments required by law	194	(30)
Purchase of property and equipment	(70)	(10)

Net cash used in investing activities	(7,162)	(487)

Cash flows from financing activities:
Net increase in deposits	9,770	6,175
Decrease in advance payments by borrowers	(1,082)	(1,142)
Payments on long-term borrowings	(5,100)	(12,200)
Dividends paid	—	(163)

Net cash provided by/(used in) financing activities	3,588	(7,330)

Net decrease in cash and cash equivalents	(902)	(7,912)
Cash and cash equivalents at beginning of period	28,043	19,794

Cash and cash equivalents at end of period	$27,141	$11,882

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$2,238	$2,996
Income taxes paid	—	173

Non-cash disclosures:
Loans transferred to repossessed real estate and other assets, net	$265	$3,112

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Principles of Consolidation

The consolidated financial statements include the accounts of Patapsco Bancorp, Inc. (the “Company” or “Patapsco Bancorp”) and its wholly owned subsidiary, The Patapsco Bank (the “Bank”), and the Bank’s wholly owned subsidiaries Prime Business Leasing and Patapsco Financial Services, Inc. All inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

Note 3: Basis of Presentation

The accompanying consolidated statement of financial condition at June 30, 2010, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”). However, all adjustments and disclosures that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-K for the fiscal year ended June 30, 2010.

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

ASU 2011-01

The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The deferral in this amendment is effective upon issuance.

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

Note 6: Securities Available for Sale

Investment securities, classified as available for sale, are summarized as follows as of:

	December 31, 2010
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Corporate bonds	$3,000	$16	($13)	$3,003
U.S. Government agencies	15,056	4	(120)	14,940
Mortgage-backed securities, residential	6,684	162	(14)	6,832
Collateralized mortgage obligations	11,867	—	(71)	11,796

	$36,607	$182	($218)	$36,571

	June 30, 2010
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Corporate bonds	$1,500	$11	$—	$1,511
U.S. Government agencies	13,600	40	(3)	13,637
Mortgage-backed securities, residential	6,737	291	(4)	7,024
Collateralized mortgage obligations	3,314	—	(4)	3,310

	$25,151	$342	($11)	$25,482

The scheduled maturities of securities available for sale at December 31, 2010 are as follows:

(In thousands)	Amortized Cost	Fair Value
Due in less than one year	$4,000	$3,997
Due in one to five years	1,500	1,498
Due after five through ten years	4,000	3,993
Due after ten years	8,556	8,455
Mortgage-backed securities, residential	6,684	6,832
Collateralized mortgage obligations	11,867	11,796

	$36,607	$36,571

The following table shows the Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at:

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

Corporate bonds	$987	$(13)	$—	$—	$987	$(13)
U.S. Government agencies	13,379	(120)	—	—	13,379	(120)
Mortgage-backed securities, residential	976	(11)	492	(3)	1,468	(14)
Collateralized mortgage obligations	11,796	(71)	—	—	11,796	(71)

Total Temporarily Impaired Securities	$27,138	$(215)	$492	$(3)	$27,630	$(218)

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$1,586	$(3)	$—	$—	$1,586	$(3)
Mortgage-backed securities, residential	662	(4)	—	—	662	(4)
Collateralized mortgage Obligations	3,310	(4)	—	—	3,310	(4)

Total Temporarily Impaired Securities	$5,558	$(11)	$—	$—	$5,558	$(11)

All mortgage-backed securities and collateralized mortgage obligations in the portfolio were comprised of securities issued by U.S. Government agencies.

Securities, issued by agencies of the federal government, with a carrying value of $4.6 million and $5.1 million on December 31, 2010 and June 30, 2010, respectively, were pledged to secure the Bank’s federal funds accommodation.

During the six months ended December 31, 2010 and 2009, $1.5 million and $0 million in securities were sold at a gross gain of $67,000 and $0, respectively, using the specific identification method.

At December 31, 2010, the Company had twenty securities in an unrealized loss position. Unrealized losses detailed above relate to ten collateralized mortgage obligations, seven U.S. Government Agency securities, two mortgage-backed securities and one corporate bond. The declines in fair value are considered temporary and are primarily due to interest rate fluctuations. The Company does not have the intent to sell these securities, and it is more likely than not that it will not be required to sell the securities prior to their recovery. None of the individual unrealized losses are significant.

The carrying amount of Federal Reserve Bank and Federal Home Loan Bank stocks totals $2.7 million and $2.8 million at December 31, 2010 and June 30, 2010, respectively, and such securities are considered restricted as to marketability. Management evaluates the Company’s restricted stock for impairment in accordance with ASC Topic 350, “Accounting by Certain Entities (Including With Trade Receivables) That Lend to or Finance The Activities of Others.” Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the issuer as compared to the capital stock amount for the issuer and the length of time this situation has persisted, (2) commitments by the issuer to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuer, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuer. The Company has concluded that the restricted stock investment is not impaired as of December 31, 2010.

Note 7: Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2010:

(in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Commercial Leases	Total
Loan receivables:
Ending balance	$54,132	$67,059	$14,326	$58,271	$3,273	$197,061

Ending balance: individually evaluated for impairment	$4,449	$8,940	$—	$615	$—	$14,004
Ending balance: collectively evaluated for impairment	$49,683	$58,119	$14,326	$57,656	$3,273	$183,057

Allowance for credit losses:
Ending balance	$931	$2,585	$471	$110	$308	$4,405

Ending balance: individually evaluated for impairment	$592	$1,142	$—	$—	$—	$1,734
Ending balance: collectively evaluated for impairment	$339	$1,443	$471	$110	$308	$2,671

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The commercial real estate (“CRE”) loan segment is further disaggregated into commercial mortgages and acquisition, development, and construction loans. The commercial loan segment consists of loans made for the purpose of financing the activities of commercial customers. The consumer loan segment consists primarily of installment loans (direct and indirect), home equity lines of credit, which are generally second liens, and overdraft lines of credit connected with customer deposit accounts.

At December 31, 2010 and June 30, 2010, the Company had an agreement under a blanket-floating lien with the Federal Home Loan Bank of Atlanta that provides the Company a line of credit of $61.0 million and $50.7 million, respectively, which is secured by qualified mortgage loans. Borrowings totaled $12.0 million and $17.1 million at December 31, 2010 and June 30, 2010, respectively. The Company is required to maintain as collateral for its FHLB borrowings qualified mortgage loans in an amount greater than 100% of the outstanding advances.

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $100,000, and if the loan either is in nonaccrual status, or is risk rated Substandard. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower’s primary payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring agreement.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of the expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observed market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method.

The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following table sets forth information with respect to the Company’s impaired loans as of December 31, 2010:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recorded
With no related allowance recorded:
Commercial business	$696	$900	$—	$894	$5
Commercial real estate- construction	588	753	—	1,187	—
Commercial real estate- other	4,786	4,786	—	5,216	17
Residential- prime	615	615	—	282	—

With an allowance recorded:
Commercial business	$3,753	$3,853	$592	$3,868	—
Commercial real estate- construction	547	1,354	256	270	—
Commercial real estate- other	3,019	3,019	886	1,204	—

Total:
Commercial business	$4,449	$4,753	$592	$4,762	$5
Commercial real estate- construction	1,135	2,107	256	1,457	—
Commercial real estate- other	7,805	7,805	886	6,420	17
Residential- prime	615	615	—	282	—

Management uses an eight point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are considered not criticized, and are aggregated as “Pass” rated. Risks Ratings One through Three are deemed “acceptable”. Four rated credits require a quarterly review, because potential weakness in some form may exist. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, may be on non-accrual, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Loans greater than 90 days past due are considered Substandard. Loans in the Doubtful category are on non-accrual and have a definite loss of an undetermined amount. The portion of any loan that represents a specific allocation of the allowance for loan losses is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans generally are included in the Pass categories unless a specific action, such as a delinquency, bankruptcy, repossession or death occurs to raise awareness of a possible credit event. The Bank’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. Commercial Real Estate Loans, Residential Mortgage Loans, Home Equity Lines of Credit and Leases that are greater than 60 days past due; and Commercial Business Loans that are greater than 30 days past due, are individually reviewed on a monthly basis and reported to the Board of Directors. In addition, all Residential, Commercial Business, Commercial Real Estate, Consumer Loans and Leases rated Four through Eight are evaluated with a detailed review, including plans for resolution, and presented to the Watch Committee quarterly. Loans in the Special Mention, Substandard and Doubtful categories are evaluated for impairment and are given separate consideration in the determination of the allowance. The Bank engages an external consultant to conduct loan reviews on at least an annual basis. Generally, the external consultant randomly reviews relationships within the Business and Commercial Portfolios with an emphasis on loans over $500,000, concentrations, criticized assets, non-performing and Regulation O Loans.

The following table sets forth information with respect to the Company’s credit quality indicators as of December 31, 2010 and June 30, 2010:

Credit Risk Profile by Internally

    Assigned Grade

(in thousands)

Commercial Credit Exposure

	Commercial		Commercial Leases		Commercial Real Estate- Construction		Commercial Real Estate- Other
	December 31, 2010	June 30, 2010	December 31, 2010	June 30, 2010	December 31, 2010	June 30, 2010	December 31, 2010	June 30, 2010
Pass	$44,974	$38,837	$3,026	$5,061	$8,147	$11,470	$41,005	$31,909
Special Mention	1,360	3,319	2	8	2,428	1,673	2,561	1,672
Substandard	7,206	8,609	245	58	2,602	3,942	9,174	13,056
Doubtful	592	546	—	—	256	131	886	209

Total	$54,132	$51,311	$3,273	$5,127	$13,433	$17,216	$53,626	$46,846

Consumer Credit Exposure
	Residential
	December 31, 2010	June 30, 2010
Pass	$57,599	$64,931
Special Mention	57	58
Substandard	615	117
Doubtful	—	—

Total	$58,271	$65,106

Consumer Credit Exposure
	Consumer
	December 31, 2010	June 30, 2010
Performing	$13,870	$15,035
Nonperforming	456	55

Total	$14,326	$15,090

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2010:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Still Accruing	Total Past Due	Current	Non- Accrual Loans	Total Loans
Residential- prime	$—	$680	$—	$680	$56,976	$615	$58,271
Commercial real estate:
Construction	—	—	—	—	12,297	1,136	13,433
Other	—	1,890	—	1,890	45,992	5,744	53,626
Commercial business	430	2,687	—	3,117	46,433	4,582	54,132
Commercial leases	80	114	—	194	2,903	176	3,273
Consumer:
Consumer- HELOC	32	—	—	32	5,666	402	6,100
Consumer- other	34	99	—	133	8,039	54	8,226

Total	$576	$5,470	$—	$6,046	$178,306	$12,709	$197,061

An allowance for loan losses (“ALL”) is maintained to absorb losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment. The total of the two components represent the Bank’s ALL.

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by other qualitative factors.

The classes described above, which are based on the Federal call report code assigned to each loan, provide the starting point for the ALL analysis. Management tracks the historical net charge-off activity at the call code level. A historical charge-off factor is calculated utilizing a defined number of consecutive historical years. Consumer pools currently utilize one year, leases currently utilize two years, while Commercial pools currently utilize three to four years as all Commercial watch list loans over $100,000 are individually evaluated for impairment.

“Pass” rated credits are segregated from “criticized” credits for the application of historical and qualitative factors. Loans in the criticized pools, which possess certain qualities or characteristics that may lead to collection and loss issues, are individually monitored by management and subject to additional qualitative factors.

Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volume, size, and terms of loans; effects of changes in lending policies; experience, ability and depth of lending staff; and risk identification methods.

The following table summarizes the primary segments of the allowance for loan losses.

	Six Months Ended December 31		Three Months Ended December 31
(in thousands)	2010	2009	2010	2009

Allowance for loan losses, beginning of period	$3,527	$3,023	$3,791	$3,220
Provision for loan losses	1,298	792	994	398
Loans Charged Off:
Consumer	216	302	126	156
Real Estate	39	3	(30)	—
Commercial	263	110	263	110
Commercial Lease	100	158	65	55

Total Charge-Offs	618	573	424	321

Recoveries:
Consumer	42	43	11	12
Real Estate	—	—	—	—
Commercial	9	19	—	18
Commercial Lease	147	29	33	6

Total Recoveries	198	91	44	36

Allowance for loan losses, end of period	$4,405	$3,333	$4,405	$3,333

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogenous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

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

Note 10: Regulatory Capital Requirements

At December 31, 2010, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at December 31, 2010.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$23,069	13.15%	$14,213	8.00%	$17,767	10.00%

Tier 1 Capital (to Risk Weighted Assets)	$20,848	11.88%	$7,107	4.00%	$10,660	6.00%

Tier 1 Capital (to Average Assets)	$20,848	7.66%	$10,883	4.00%	$13,603	5.00%

The following table summarizes the Bank’s regulatory capital position at June 30, 2010.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%

Total Capital (to Risk Weighted Assets)	$23,009	12.35%	$15,000	8.00%	$18,750	10.00%

Tier 1 Capital (to Risk Weighted Assets)	$20,663	11.09%	$7,500	4.00%	$11,250	6.00%

Tier 1 Capital (to Average Assets)	$20,663	7.76%	$10,649	4.00%	$13,311	5.00%

Note 11: Loss Per Share

The following table presents a summary of per share data and amounts for the periods indicated.

	Six Months Ended December 31,		Three Months Ended December 31,
	2010	2009	2010	2009
(in thousands, except for per share data)
Net loss available for common shareholders	$(435)	$(58)	$(445)	$(33)
Basic weighted average shares outstanding	1,941	1,933	1,941	1,931
Basic loss per share	$(0.22)	$(0.03)	$(0.23)	$(0.02)
Dilutive shares	—	—	—	—
Diluted weighted average shares outstanding	1,941	1,933	1,941	1,931
Diluted loss per share	$(0.22)	$(0.03)	$(0.23)	$(0.02)

At December 31, 2010, there were 20,832 stock options outstanding all of which had exercise prices above the market price of the Company’s common stock on the same date.

Note 12: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit issued by the Bank. Standby letters of credit are conditional written commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The Bank had $1,430,000 of standby letters of credit as of December 31, 2010 and $1,349,000 outstanding as of June 30, 2010. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The amount of the liability as of December 31, 2010 and June 30, 2010 for guarantees under standby letters of credit issued is not material.

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

A summary of share option activity for the six month period ended December 31, 2010 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000s)

Outstanding at June 30, 2010	20,832	$6.29	1.11	$—

Granted	—	—	—

Exercised	—	—	—

Forfeited or expired	—	—	—

Outstanding at December 31, 2010	20,832	$6.29	0.60	$—

Exercisable at December 31, 2010	20,832	$6.29

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

A summary of the status of the Company’s non-vested shares as of December 31, 2010 is presented below:

	Common Shares	Weighted Average Grant-Date Fair Value

Non-vested as of June 30, 2010	2,250	$7.10

Awards Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2010	2,250	$7.10

As of December 31, 2010 there was $3,000 of total unrecognized compensation costs related to non-vested share-based compensation. The cost is expected to be recognized over a weighted average period of 6 months. At grant date, vesting of the shares was “cliff” vesting at the end of either a two or three year period. Compensation expense totaling $1,000, $3,000, $6,000 and $20,000 has been recognized in the three and six month periods ended December 31, 2010 and 2009, respectively, as a result of these awards.

Note 15: Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures” defined the concept of fair value and established a framework for measuring fair value in accordance with GAAP. Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date. The statement also eliminates the use of large position discounts for financial instruments quoted in active markets. The disclosure’s emphasis is on the inputs used to measure fair value and the effect of the measurement on earnings for the period. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments as of December 31, 2010 and June 30, 2010.

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

The carrying amount and estimated fair value of financial instruments is summarized as follows at:

	December 31, 2010		June 30, 2010
(In thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Assets:
Cash and cash equivalents	$27,141	$27,141	$28,043	$28,043
Securities, available for sale	36,571	36,571	25,482	25,482
Loans receivable, net	192,656	200,454	197,169	205,092
Investment in securities required by law	2,654	2,654	2,848	2,848
Accrued interest receivable	1,728	1,728	1,482	1,482
Liabilities:
Deposits	237,477	238,403	228,789	228,846
Long-term debt and junior subordinated debentures	17,000	15,773	22,100	21,084
Accrued interest payable	472	472	392	392
Off balance sheet instruments:
Commitments to extend credit	—	—	—	—

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

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. All non-accrual loans are considered impaired. The measurement of impaired loans is based on the present value of the expected cash flows discounted at the historical effective interest rate, the market price of the loan, or the fair value of the underlying collateral. Collateral values are estimated utilizing methods such as appraisals, broker price opinions and taking into consideration the timing of the valuation, the nature of the collateral and such other information as is deemed appropriate. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $7.3 million and $4.0 million less their specific valuation allowances of $1.7 million and $668,000 as determined in accordance with ASC 310-10-35 (formerly SFAS 114, “Accounting by Creditors for Impairment of a Loan”) at December 31, 2010 and June 30, 2010, respectively.

Repossessed Real Estate and Other Assets (“REO”)

Repossessed real estate and other assets is initially recorded at fair value less cost to sell which is determined typically by utilizing an outside appraiser. Management evaluates the value of REO at least annually. Any declines in value are reflected by establishing an REO valuation allowance with an offsetting charge to operating expense. Any increases in the value of the property may be recognized only to the extent of the valuation allowance when the property value has recovered. The fair value consists of REO balances of $2.9 million less their specific valuation allowances of $19,000 at June 30, 2010.

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

Long-Term Debt and Junior Subordinated Debentures

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

	At December 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Securities available for sale	$36,571	$—	$36,571	$—

Measured at fair value on a nonrecurring basis:
Impaired Loans	$5,585	$—	$—	$5,585

	At June 30, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Securities available for sale	$25,482	$—	$25,482	$—

Measured at fair value on a nonrecurring basis:
Impaired loans	$3,353	$—	$—	$3,353

Repossessed real estate and other assets	$2,875	$—	$—	$2,875

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

Repossessed real estate and other assets are initially recorded at the estimated fair value, net of estimated selling costs, and subsequently at the lower of carrying cost or fair value less estimated costs to sell. Costs relating to holding such property are charged against income in the current period, while costs relating to improving such real estate are capitalized until a salable condition is reached.

Comparison of Financial Condition at December 31, 2010 and June 30, 2010

Patapsco Bancorp’s assets increased by $3.4 million, or 1.3% to $273.1 million at December 31, 2010 from $269.7 million at June 30, 2010. Net loans declined $4.5 million or 2.3% to $192.7 million at December 31, 2010 from $197.2 million at June 30, 2010. Growth in commercial mortgages of $7.9 million was more than offset by declines in residential mortgage loans of $3.7 million, construction loans of $3.8 million, commercial leases of $1.9 million, commercial business loans of $1.5 million and consumer loans of $744,000. Such decreases were due primarily to soft loan demand.

Securities available for sale increased $11.1 million to $36.6 million at December 31, 2010 from $25.5 million at June 30, 2010 as purchases of $29.0 million outpaced maturities of $13.5 million, sales of $1.5 million and pay-downs of the mortgage-backed securities of $2.5 million. The growth in the securities portfolio was a function of low loan demand and strong deposit growth.

Repossessed real estate and other assets decreased $990,000 to $1.9 million as of December 31, 2010 as four smaller properties with a value of $265,000 were added and three properties totaling $1.3 million were sold at a $10,000 total gain.

Total deposits grew $8.6 million, or 3.8%, to $237.5 million at December 31, 2010 from $228.8 million at June 30, 2010. Interest-bearing deposits increased $11.2 million, or 5.2%, to $228.4 million at December 31, 2010 from $217.2 million at June 30, 2010. Noninterest-bearing deposits declined $2.5 million to $9.0 million at December 31, 2010. Long-term debt declined $5.1 million to $12.0 million at December 31, 2010 from $17.1 million at June 30, 2010.

Stockholders’ equity decreased by $437,000 from $17.37 million at June 30, 2010 to $16.93 million at December 31, 2010 primarily reflecting the loss during the current year-to-date period.

Comparison of Operating Results for the Quarter and Six Months Ended December 31, 2010 and December 31, 2009

Net Income. Patapsco Bancorp recorded a net loss available to common shareholders of $445,000, or $0.23 per share, for the quarter ended December 31, 2010 compared to a net loss of $33,000 or $0.02 per share for the quarter ended December 31, 2009. The increased net loss available to common shareholders in the current quarter resulted from the loan loss provision being $596,000 higher than same quarter in 2009. In addition, net interest income was $76,000 lower due to a reduction in loan demand which has resulted in a shift in earning assets from loans to lower yielding investments. For the six months ended December 31, 2010, the Company recorded a net loss applicable to common shareholders of $435,000 compared to a loss of $58,000 for the same period in 2009 as the loan loss provision increased $506,000 to $1.3 million in the current period from $792,000 in the same period of the prior year.

Net Interest Income. Patapsco Bancorp’s net interest income decreased by $76,000, or 3.5%, to $2.1 million for the quarter ended December 31, 2010 compared to $2.2 million for the same quarter in 2009. The decrease in net interest income during the comparable three-month periods was due to a 15 basis point decrease in the net interest margin to 3.34% in the quarter ended December 31, 2010 from 3.49% in the quarter ended December 31, 2009. The decline in the net interest margin was driven by a 60 basis point decline in the average rate earned on interest earning assets which more than offset the 47 basis point decrease in the average rate paid on interest bearing liabilities. In addition, while the volume of interest earning assets grew $7.9 million to $255.8 million for the quarter ended December 31, 2010 versus $247.9 million for the quarter ended December 31, 2009, higher yielding average loans have decreased $20.5 million and lower yielding investments and overnight funds have grown a combined $28.4 million.

For the six months ended December 31, 2010 net interest income declined $170,000 as the net interest margin decreased 17 basis points which more than offset the $2.8 million increase in growth in interest earning assets. The decline in the net interest margin was due to the aforementioned decline in asset yields which exceeded the drop in funding costs.

Interest Income. Total interest income decreased by $314,000, or 9%, to $3.2 million for the quarter ended December 31, 2010 from $3.5 million for the quarter ended December 31, 2009. Total interest income for the six months ended December 31, 2010 decreased $739,000 to $6.5 million from $7.3 million in the comparable period of the prior year. The decreases in interest income during the comparable three and six month periods were due to lower rates of interest earned, which more than offset the higher level of earning assets. The impact of lower market interest rates in the current three and six month periods had a negative effect on the yields on earning assets. In addition, a shift in the mix of earning assets from loans to lower yielding investments and a decrease in the yield on loans negatively affected the yield on average earning assets.

Interest income on loans receivable decreased by $367,000, or 11%, to $3.0 million for the quarter ended December 31, 2010 from $3.4 million for the quarter ended December 31, 2009. For the six months ended December 31, 2010, interest income on loans declined $840,000 to $6.1 million from $6.9 million in the same period of the previous year. The decreases in interest income on loans for both the three and six months periods were due to lower yields as well as lower average loan balances. The lower yields were due to the decline in market interest rates mentioned above. In addition, the increase in the level of non-accrual loans also contributed to the declines in yields. The lower loan volumes were due to a continued low level of loan demand over the previous year.

Interest income on investment securities, including investments required by law, increased $42,000, or 26%, to $205,000 and by $86,000, or 26%, to $411,000 in the three and six month periods ended December 31, 2010, respectively as the increase in volumes for the respective periods more than offset the declines in the yield over the same periods.

Interest income on federal funds sold and other investments increased $11,000, or 220%, to $16,000, and by $15,000, or 100%, to $30,000 in the three and six month periods ended December 31, 2010, respectively due to growth in average balances.

Interest Expense. Total interest expense decreased by $238,000, or 18%, to $1.1 million for the quarter ended December 31, 2010 from $1.3 million for the quarter ended December 31, 2009. Total interest expense decreased $569,000, or 20%, to $2.3 million for the six month period ended December 31, 2010 from $2.9 million for the six month period ended December 31, 2009. The decline in interest expense during the comparable three and six month periods was due to lower rates paid on interest-bearing liabilities which more than offset the higher level of balances.

Interest expense on deposits decreased by $151,000, or 15%, to $888,000 in the current quarter from $1.0 million in the previous year’s quarter. For the six months ended December 31, 2010 interest expense on deposits decreased $410,000, or 18%, to $1.8 million. The decrease in interest expense on deposits in both the quarterly and year to date periods was due to a decline in rates paid on deposits which had a larger impact than the growth in average deposit balances. The lower rates paid on deposits reflect the lower rate environment in the current periods.

Interest expense on short-term borrowings decreased $6,000, or 100%, to $0 for the six months ended December 31, 2010 from $6,000 for the six months ended December 31, 2009 due to the complete run-off of these borrowings.

Interest expense on long-term borrowings decreased $87,000, or 29%, to $217,000 for the quarter ended December 31, 2010. For the six months ended December 31, 2010, interest expense on long-term borrowings decreased $153,000, or 24%, to $481,000. The decreases in interest expense in the comparable three and six month periods were due to lower average balances outstanding which more than offset the slightly higher rates of interest paid. The average rates paid were higher as lower rate borrowings matured and were not replaced.

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to the Company’s average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and cost of liabilities for the periods and at the dates indicated. Dividing interest income or expense by the average daily balance of interest earning assets or interest bearing liabilities, respectively, derives such yields and costs for the periods presented. Average balances are derived from daily balances.

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

	Six Months Ended December 31,
	2010			2009
	Average Balance	Interest	Average Rate(1)	Average Balance	Interest	Average Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, including fees (2)	$199,506	$6,073	6.00%	$219,438	$6,913	6.23%
Securities, including securities required by law	29,668	411	2.77%	18,911	325	3.43%
Federal funds sold and other investments	24,148	30	0.25%	12,148	15	0.24%

Total interest earning assets	253,322	6,514	5.07%	250,497	7,253	5.73%
Non-interest-earning assets	17,195			15,136

Total assets	$270,517			$265,633

Interest-bearing liabilities:
Interest-bearing deposits	$220,943	1,837	1.65%	$201,207	2,247	2.21%
Short-term borrowings	—	—	—	2,935	6	0.43%
Long-term borrowings	20,880	481	4.50%	28,872	634	4.30%

Total interest-bearing liabilities	241,823	2,318	1.90%	233,014	2,887	2.45%
Non-interest-bearing liabilities	10,848			12,423

Total liabilities	252,671			245,437
Stockholders’ equity	17,846			20,196

Total liabilities and stockholders’ equity	$270,517			$265,633

Net interest income		$4,196			$4,366

Interest rate spread			3.17%			3.28%

Net Interest margin			3.29%			3.46%

Ratio of average interest-earning assets to average interest-bearing liabilities			104.76%			107.50%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

	Three Months Ended December 31,
	2010			2009
	Average Balance	Interest	Average Rate(1)	Average Balance	Interest	Average Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, including fees (2)	$198,686	$2,990	6.02%	$219,181	$3,357	6.06%
Securities, including securities required by law	31,898	205	2.57%	19,838	163	3.28%
Federal funds sold and other investments	25,243	16	0.26%	8,880	5	0.22%

Total interest earning assets	255,827	3,211	5.02%	247,899	3,525	5.62%
Non-interest-earning assets	18,023			15,297

Total assets	$273,850			$263,196

Interest-bearing liabilities:
Interest-bearing deposits	$223,639	888	1.61%	$203,192	1,039	2.03%
Short-term borrowings	—	—	—	—	—	—
Long-term borrowings	19,661	217	4.39%	27,100	304	4.39%

Total interest-bearing liabilities	243,300	1,105	1.84%	230,292	1,343	2.31%
Non-interest-bearing liabilities	10,670			13,023

Total liabilities	253,970			243,315
Stockholders’ equity	19,880			19,881

Total liabilities and stockholders’ equity	$273,850			$263,196

Net Interest Income		$2,106			$2,182

Interest rate spread			3.18%			3.31%

Net interest margin			3.34%			3.49%

Ratio of average interest-earning assets to average interest-bearing liabilities			105.15%			107.65%

(1)	Yields and rates are annualized.
(2)	Includes nonaccrual loans.

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

The provision for loan losses was $994,000 in the quarter ended December 31, 2010, compared to $398,000 for the quarter ended December 31, 2009. The increase in the provision is primarily due to an increase in non-performing loans. In the current quarter non-performing loans increased 15%, while in the quarter ended December 31, 2009 non-performing loans decreased 2%. Non-performing loans represented 6.43% of loans at December 31, 2010 versus 4.85% at June 30, 2010 and 4.81% at December 31, 2009. Patapsco Bancorp’s allowance for loan losses as a percentage of total loans outstanding was 2.24% of total loans as of December 31, 2010 versus 1.76% at June 30, 2010 and 1.54% at December 31, 2009. Patapsco Bancorp’s allowance for loan losses as a percentage of nonperforming loans was 34.7% at December 31, 2010 as compared to 36.3% at June 30, 2010 and 32.1% at December 31, 2009. Setting the allowance at this level takes into consideration that 97% of non-performing loans are collateralized by real estate and/or guaranteed by the SBA at December 31, 2010. In consideration of the appropriate level for the allowance for loan losses, downward adjustments were made to values established by real estate appraisals, where warranted, taking into consideration the age of the appraisal and the nature of the collateral. These adjusted appraisal values, which required management’s judgment, were used to develop estimated losses and related specific loss reserves within the allowance for loan losses. Patapsco Bancorp has concluded, after a thorough analysis of the nonperforming loan portfolio, watch list loans, delinquencies and other factors, that the allowance is adequate at December 31, 2010.

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated.

($ in thousands)	December 31, 2010	June 30, 2010

Loans accounted for on a non-accrual basis (1)
Real Estate:
Residential	$615	$116
Commercial	5,744	2,737
Construction	1,136	1,763
Consumer	456	46
Commercial Loan	4,582	4,973
Commercial Lease	176	93

Total	12,709	9,728
Accruing loans that are contractually past due 90 days or more	—	—

Total non-performing loans	12,709	9,728
Other non-performing assets (2)	1,885	2,875

Total non-performing assets	$14,594	$12,603

Nonperforming loans to total loans	6.43%	4.85%
Nonperforming assets to total assets	5.34%	4.67%
Troubled debt restructurings: (3)
Accruing	$3,328	$3,400
Non-accruing	3,752	4,327

Total	$7,080	$7,727

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other non-performing assets represent property acquired by Patapsco Bancorp through foreclosure or repossession.
(3)	Certain troubled debt restructurings are accounted on a non-accrual basis and included in total non-performing loans above.

The following table reflects the activity in non-performing loans for the six months ended December 31, 2010:

Balance June 30, 2010, in thousands	$9,728
Added to non-accrual during the year	5,140
Paid off/down	(1,060)
Brought to accrual status	(1,188)
Transferred to repossessed real estate and other assets	(225)
Charged-off	(227)
Net change in non-accrual Leases, Consumer & Residential Mortgages, and all other	541

Balance December 31, 2010	$12,709

At December 31, 2010, non-accrual construction loans totaled $1.1 million and consisted of a $450,000 condominium conversion project and $680,000 in residential construction and development loans. Non-accrual commercial real estate increased $3.0 million due to the addition of several commercial mortgages totaling $3.3 million. Other non-accrual commercial real estate loans consist of an $857,000 warehouse building loan, a $384,000 office/retail building loan and $728,000 in residential investor property loans. All commercial real estate and construction loans are considered well securitized. Commercial loans/leases include a $3.3 million loan supporting a borrower’s various business interests including commercial properties. Of the $4.6 million in non-accrual commercial loans, $700,000 have an SBA guarantee.

Noninterest Income. Patapsco Bancorp’s noninterest income consists of deposit fees, service charges, income from bank owned life insurance (“BOLI”) and gains. Total noninterest income decreased by $10,000, or 5.2%, to $181,000 for the quarter ended December 31, 2010 from $191,000 for the quarter ended December 31, 2009 due to a $22,000 loss on the sale of ground rents in the current period. For the six months ended December 31, 2010, noninterest income increased $20,000 or 4.9% due to a nonrecurring gain on sale of securities in the current year’s period.

Noninterest Expenses. Total noninterest expenses decreased by $28,000, or 1.4%, to $1.9 million for the quarter ended December 31, 2010 from $1.9 million for the quarter ended December 31, 2009. Compensation costs decreased $56,000 or 6.8% as staff salaries and incentives were lower. Offsetting this decline in part, costs associated with repossessed real estate and other assets increased $28,000 or 82.4% due to a higher level of foreclosed real estate on average for the current quarter. In addition, professional fees were $12,000, or 8.3%, higher totaling $157,000 for the current quarter due to legal costs associated with loan collection activities. For the six months ended December 31, 2010, noninterest expenses decreased $85,000 or 2.2% to $3.7 million from $3.8 million in same period of the prior year. Similar trends as in the current quarter were prevalent in the six month period.

Income Taxes. Income tax benefit was $231,000 (or 39.9% of pre-tax loss) versus an expense of $26,000 (or 34.7% of pre-tax income) for the three month periods ended December 31, 2010 and 2009, respectively. For the six months ended December 31, 2010 the Company recorded a tax benefit of $169,000 (or 41.9% of pre-tax loss) versus an expense of $56,000 (or 34.8% of pre-tax income) in the same period last year.

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

The Company’s most liquid assets are cash on hand, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At December 31, 2010, the Company’s cash on hand and interest-bearing deposits totaled $27.1 million. In addition, the Company has approximately $36.6 million of investment securities classified as available for sale, $4.6 million of which are pledged as collateral for the Company’s federal funds line of credit.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $15.1 million and unused lines of credit of $9.9 million. Certificates of deposit that are scheduled to mature in less than one year at December 31, 2010 totaled $43.4 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $654,000 for the payment of preferred dividends, as well as, interest payments on the $5.0 million in junior subordinated debentures. The only source of funds for the holding company is dividends from the Bank. The amount of dividends that can be paid to the holding company from the Bank is limited by the earnings of the Bank. At December 31, 2010 the holding company had cash on hand and interest bearing deposits of $1.7 million versus $1.6 million at June 30, 2010. The balance at December 31, 2010 includes approximately $800,000 in an intercompany payable to settle income tax refunds owed to subsidiary companies. In January, 2011 $300,000 was paid to the Bank as a capital contribution.

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

The Bank had $61.0 million in borrowing capacity with the Federal Home Loan Bank of Atlanta, with $12.0 million in borrowings outstanding, at December 31, 2010. These borrowings are secured by the Bank’s stock in the Federal Home Loan Bank of Atlanta and other eligible assets. In addition, the Bank has a $4.0 million line of credit, none of which was outstanding at December 31, 2010, with Pacific Coast Bankers Bank.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	December 31, 2010	June 30, 2010
	($ in thousands)
Commitments to originate new loans	$15,105	$11,911
Undisbursed lines of credit	9,928	10,132
Financial standby letters of credit	1,430	1,349

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

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six months ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Item 1A in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. There have been no material changes to the Risk Factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

Not applicable.

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

PATAPSCO BANCORP, INC.

Date: February 10, 2011	/s/ Michael J. Dee
Michael J. Dee
President and Chief Executive Officer

/s/ William C. Wiedel, Jr.
William C. Wiedel, Jr.
Senior Vice President and Chief Financial Officer