Form 10-Q
period 2011-03-31
PATAPSCO BANCORP INC
filed 2011-05-16
CIK 1003961

United States Securities and Exchange Commission
Washington, D. C. 20549

FORM 10 - Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒

As of May 12, 2011, the issuer had 1,939,593 shares of Common Stock issued and outstanding.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements
Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)
($ in thousands except for share data)

	March 31,	June 30,
	2011	2010
Assets:
Cash and cash equivalents:
Cash on hand and due from banks	$5,128	$6,811
Interest bearing deposits in other banks	20,509	21,232
Total cash and cash equivalents	25,637	28,043
Securities available for sale	38,004	25,482
Loans receivable, net of allowance for loan losses of $4,216 and $3,527, respectively	189,252	197,169
Investment in securities required by law, at cost	2,663	2,848
Repossessed real estate and other assets, net of allowance for losses of $0 and $19, respectively	1,454	2,875
Property and equipment, net	3,624	3,759
Core deposit intangible	155	193
Accrued interest receivable and other assets	9,063	9,354
Total assets	$269,852	$269,723

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing deposits	$9,401	$11,554
Interest bearing deposits	225,629	217,235
Total deposits	235,030	228,789
Long-term debt	12,000	17,100
Junior subordinated debentures	5,000	5,000
Accrued expenses and other liabilities	1,355	1,464
Total liabilities	253,385	252,353

Stockholders' equity:
Preferred stock – Series A Cumulative perpetual; $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $1,000 per share; 6,000 shares outstanding	5,816	5,766
Warrant preferred stock – Series B Cumulative perpetual; $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $1,000 per share; 300 shares outstanding	321	326
Common stock - $0.01 par value; authorized 4,000,000 shares; issued and outstanding 1,939,593 and 1,930,317 shares, respectively	19	19
Additional paid in capital	7,874	7,847
Retained income, substantially restricted	2,549	3,212
Accumulated other comprehensive (loss)/income, net of income taxes	(112)	200
Total stockholders' equity	16,467	17,370
Total liabilities and stockholders' equity	$269,852	$269,723

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

($ in thousands except for per share data)	For Nine Months Ended		For Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Interest income:
Loans receivable, including fees	$8,891	$10,103	$2,818	$3,190
Securities, including securities required by law	639	473	228	148
Federal funds sold and other investments	46	21	16	6
Total interest income	9,576	10,597	3,062	3,344

Interest expense:
Deposits	2,589	3,217	752	970
Short-term debt	-	6	-	-
Long-term debt and junior subordinated debentures	670	921	189	287
Total interest expense	3,259	4,144	941	1,257

Net interest income	6,317	6,453	2,121	2,087
Provision for loan losses	2,298	3,375	1,000	2,583
Net interest income/(loss) after provision for loan losses	4,019	3,078	1,121	(496)
Non-interest income:
Fees and service charges	494	506	164	149
Net gain on sale of securities available for sale	161	71	94	71
Gain on sale of repossessed real estate and other assets	10	-	-	-
Loss on sale of other assets	(22)	-	-	-
Other	63	96	23	48
Total non-interest income	706	673	281	268
Non-interest expense:
Compensation and employee benefits	2,951	3,217	1,009	1,090
Professional fees	450	461	154	200
Federal deposit insurance assessments	412	378	142	124
Equipment expense	167	161	58	54
Net occupancy expense	414	441	141	158
Advertising	29	33	9	11
Data processing	287	323	97	122
Amortization of core deposit intangible	39	39	13	13
Telephone, postage & delivery	205	220	69	79
Provision for losses on and cost of repossessed real estate and other assets	249	1,024	153	982
Other	561	608	186	254
Total non-interest expense	5,764	6,905	2,031	3,087
Loss before benefit for income taxes	(1,039)	(3,154)	(629)	(3,315)
Benefit for income taxes	(421)	(1,265)	(252)	(1,321)
Net loss	$(618)	$(1,889)	$(377)	$(1,994)
Preferred stock dividends	291	245	97	82
Net loss available for common shareholders	$(909)	$(2,134)	$(474)	$(2,076)

Basic loss per common share	$(0.47)	$(1.11)	$(0.24)	$(1.07)
Diluted loss per common share	$(0.47)	$(1.11)	$(0.24)	$(1.07)
Cash dividends declared per common share	$-	$-	$-	$-

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

($ in thousands)
	For Nine Months Ended		For Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net loss	$(618)	$(1,889)	$(377)	$(1,994)
Other comprehensive loss:
Reclassification adjustments for gains realized in income	(161)	(71)	(94)	(71)
Unrealized net holding gain/(loss) on securities available for sale	(354)	286	(54)	155
Subtotal	(1,133)	(1,674)	(525)	(1,910)
Tax effect	(203)	85	(58)	33
Comprehensive loss	$(930)	$(1,759)	$(467)	$(1,943)

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

($ in thousands)	For the Nine Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(618)	$(1,889)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premiums and discounts, net	199	222
Gain on sale of securities available for sale	(161)	(71)
Amortization of deferred loan origination costs	-	5
Provision for loan losses	2,298	3,375
Provision for loss on repossessed real estate and other assets	-	837
Net gain on sale of repossessed real estate and other assets	(10)	-
Loss on sale of other assets	22	-
Decrease in value of real estate owned	167	-
Depreciation	206	207
Amortization of core deposit intangible	39	39
Increase in cash surrender value of bank owned life insurance	(49)	(76)
Decrease/(increase) in accrued interest receivable and other assets	831	(3,399)
Non-cash compensation under stock-based benefit plan	4	34
Increase/(decrease) in accrued expenses and other liabilities	(131)	79
Net cash provided by/(used in) operating activities	2,797	(637)

Cash flows from investing activities:
Proceeds from maturity of securities available for sale and principal repayments on mortgage-backed securities	21,727	8,929
Purchase of securities available for sale	(37,662)	(9,639)
Proceeds from sale of securities available for sale	2,877	1,050
Net change in loans	5,337	4,325
Funds received in sale of real estate owned	1,263	60
Net change in investments required by law	185	(31)
Purchase of property and equipment	(71)	(61)
Net cash provided by/(used in) investing activities	(6,344)	4,633

Cash flows from financing activities:
Net increase in deposits	6,701	14,482
Decrease in advance payments by borrowers	(460)	(550)
Payments on long-term borrowings	(5,100)	(17,200)
Dividends paid	-	(245)
Net cash provided by/(used in) financing activities	1,141	(3,513)

Net increase/(decrease) in cash and cash equivalents	(2,406)	483
Cash and cash equivalents at beginning of period	28,043	19,794
Cash and cash equivalents at end of period	$25,637	$20,277

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$3,108	$4,271
Income taxes paid	-	198

Non-cash disclosures:
Loans transferred to real estate acquired through foreclosure, net	$265	$3,172

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1:   Principles of Consolidation

The consolidated financial statements include the accounts of Patapsco Bancorp, Inc. (the “Company" or “Patapsco Bancorp”) and its wholly owned subsidiary, The Patapsco Bank (the “Bank"), the Bank’s wholly owned subsidiaries Prime Business Leasing and Patapsco Financial Services, Inc. All inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2:   The Patapsco Bank

The Bank, the primary operating unit of the Company, is regulated by The Federal Reserve Bank of Richmond (the “Federal Reserve Bank") and The State of Maryland. The primary business of the Bank is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans, consumer loans and commercial business loans. The Bank competes with other financial and mortgage institutions in attracting and retaining deposits and originating loans.

Note 3:   Basis of Presentation and Summary of Significant Accounting Policies

The accompanying consolidated statement of financial condition at June 30, 2010, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”).  However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year.  For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-K for the fiscal year ended June 30, 2010.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.  Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  Consumer loans are generally charged off after they become more than 90 days past due.  All other loans are charged off when management concludes that they are uncollectible.

The Company accounts for loans in accordance with ASC 310, “Receivables,” when due to a deterioration in a borrower’s financial position, the Company grants concessions that would not otherwise be considered.  Interest income is recognized on these loans using the accrual method of accounting, provided they are performing in accordance with their restructured terms and are considered collectible.

Allowance for Loan Losses

The allowance for loan losses (“allowance”) represents an amount, that in the judgment of management, will be adequate to absorb probable losses on outstanding loans and leases that may become uncollectible.  The allowance represents an estimate made based upon two principles of accounting: (1) ASC 450 “Contingencies”, that requires losses to be accrued when their occurrence is probable and estimable, and (2) ASC 310, “Receivables,” that requires losses be accrued when it is probable that the lender will not collect all principal and interest due under the original terms of the loan.  The adequacy of the allowance is determined through careful evaluation of the loan portfolio.  This determination is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of the current economic environment and other qualitative factors that may be subject to change.  Loans and leases deemed uncollectible are charged against the allowance and recoveries of previously charged-off amounts are credited to it.  The level of the allowance is adjusted through the provision for loan losses that is recorded as a current period expense.

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

A loan is determined to be impaired when, based on current information and events, it is probable that Patapsco will be unable to collect all amounts due according to the contractual terms of the loan agreement.  A loan is not considered impaired during a period of insignificant delay in payment if Patapsco expects to collect all amounts due, including past-due interest.  Patapsco generally considers a period of insignificant delay in payment to include delinquency up to and including 90 days.  Impairment is measured through a comparison of the loan’s carrying amount to the present value of its expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Note 5:   Recent Accounting Pronouncements

ASC Topic 860

In October 2009, the FASB issued Topic 860, “Accounting for Transfers of Financial Assets."  The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.

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

ASC 2011-02

The FASB has issued ASC 2011-02: Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. This guidance was prompted by the increased volume in loan modifications prompted by the recent economic downturn. The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The Update goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.

For public entities, the amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011.  Management expects disclosure requirement will increase but has not determined the impact of this ASC on the financial statements.

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

Note 6:  Securities Available for Sale

Securities available for sale are summarized as follows as of:

	March 31, 2011
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Corporate bonds	$3,000	$19	$(12)	$3,007
U.S. Government agencies	12,040	5	(115)	11,930
Mortgage-backed securities, residential	4,153	50	(20)	4,183
Collateralized mortgage obligations, agencies	18,995	4	(115)	18,884
	$38,188	$78	$(262)	$38,004

	June 30, 2010
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Corporate bonds	$1,500	$11	$-	$1,511
U.S. Government agencies	13,600	40	(3)	13,637
Mortgage-backed securities, residential	6,737	291	(4)	7,024
Collateralized mortgage obligations, agencies	3,314	-	(4)	3,310
	$25,151	$342	$(11)	$25,482

The scheduled maturities of securities available for sale at March 31, 2011 are as follows:

(In thousands)	Amortized Cost	Fair Value
Due in less than one year	$-	$-
Due in one to five years	2,500	2,493
Due after five through ten years	4,000	3,995
Due after ten years	8,540	8,449
Mortgage-backed securities, residential	4,153	4,183
Collateralized mortgage obligations, agencies	18,995	18,884
	$38,188	$38,004

The following table shows the Company’s securities available for sales’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at:
	March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$10,385	$(115)	$-	$-	$10,385	$(115)
Corporate bonds	988	(12)	-	-	988	(12)
Mortgage-backed securities, residential	960	(17)	409	(3)	1,369	(20)
Collateralized mortgage obligations, agencies	15,182	(115)	-	-	15,182	(115)
Total Temporarily Impaired Securities	$27,515	$(259)	$409	$(3)	$27,924	$(262)

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. Government agencies	$1,586	$(3)	$-	$-	$1,586	$(3)
Mortgage-backed securities, Residential	662	(4)	-	-	662	(4)
Collateralized mortgage obligations, agencies	3,310	(4)	-	-	3,310	(4)
Total Temporarily Impaired Securities	$5,558	$(11)	$-	$-	$5,558	$(11)

All mortgage-backed securities and collateralized mortgage obligations in the portfolio were comprised of securities issued by U.S. Government agencies.

Securities, issued by agencies of the federal government, with a carrying value of $5.8 million and $5.1 million on March 31, 2011 and June 30, 2010, respectively, were pledged to secure the Bank’s federal funds accommodation.  Securities, issued by agencies of the federal government, with a carrying value of $19.9 million on March 31, 2011 were pledged to secure the Bank’s borrowing capacity at the Federal Reserve’s discount window.

During the nine months ended March 31, 2011 and 2010, $2.9 million and $1.1 million in securities were sold at a gross gain of $161,000 and $71,000, respectively, using the specific identification method.  During the three months ended March 31, 2011 and 2010, $1.4 million and $1.1 million in securities were sold at a gross gain of $94,000 and $71,000, respectively, using the specific identification method.

At March 31, 2011, the Company had twenty three securities in an unrealized loss position.  Unrealized losses detailed above relate to fourteen collateralized mortgage obligations, six U.S. Government Agency securities, two mortgage-backed securities and one corporate bond.  The declines in fair value are considered temporary and are primarily due to interest rate fluctuations.  The Company does not have the intent to sell these securities, and it is more likely than not that it will not be required to sell the securities prior to their recovery.  None of the individual unrealized losses are significant.

The carrying amount of investment securities required by law, which includes Federal Reserve Bank and Federal Home Loan Bank stocks totals $2.7 million and $2.8 million at March 31, 2011 and June 30, 2010, respectively, and such securities are considered restricted as to marketability.  Management evaluates the Company’s restricted stock for impairment in accordance with ASC Topic 350, “Accounting by Certain Entities (Including With Trade Receivables) That Lend to or Finance The Activities of Others.”  Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the issuer as compared to the capital stock amount for the issuer and the length of time this situation has persisted, (2) commitments by the issuer to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuer, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuer.  The Company has concluded that the investment securities required by law are not impaired as of March 31, 2011.

Note 7:   Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of March 31, 2011:

(in thousands)		Commercial			Commercial
	Commercial	Real Estate	Consumer	Residential	Leases	Total
Loan receivables:
Ending balance	$54,128	$66,142	$13,231	$57,361	$2,606	$193,468
Ending balance: individually evaluated for impairment	$4,155	$7,408	$-	$615	$-	$12,178
Ending balance: collectively evaluated for impairment	$49,973	$58,734	$13,231	$56,746	$2,606	$181,290

Allowance for credit losses:
Ending balance	$879	$2,196	$709	$140	$292	$4,216
Ending balance: individually evaluated for impairment	$549	$342	$-	$-	$-	$891
Ending balance: collectively evaluated for impairment	$330	$1,887	$709	$140	$292	$3,325

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

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $100,000, and if the loan either is on nonaccrual status, or is risk rated Substandard.  Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status and the probability of collecting scheduled principal and interest payments when due.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower’s primary payment record, and the amount of the shortfall in relation to the principal and interest owed.  The Company does not separately evaluate individual consumer loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring agreement.

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

The following table sets forth information with respect to the Company’s impaired loans as of March 31, 2011:

(in thousands)	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recorded
Impaired loans with no related allowance recorded:
Commercial business	$719	$867	$-	$1,134	$15
Commercial real estate- construction	2,065	2,841	-	1,876	15
Commercial real estate- other	3,667	4,238	-	6,438	18
Residential- prime	615	615	-	487	-

Impaired loans with an allowance recorded:
Commercial business	$3,436	$3,536	$549	$5,013	-
Commercial real estate- Construction	131	388	71	313	-
Commercial real estate- other	1,546	1,546	271	1,720	-

Total impaired loans:
Commercial business	$4,155	$4,403	$549	$6,147	$15
Commercial real estate- construction	2,195	3,229	71	2,189	15
Commercial real estate- other	5,213	5,784	271	8,158	18
Residential- prime	615	615	-	487	-

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as a delinquency, bankruptcy, repossession or death occurs to raise awareness of a possible credit event.  The Bank’s Commercial Loan Officers are responsible for timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis.  Commercial Business Loans, Commercial Real Estate Loans, Residential Mortgage Loans, Home Equity Lines of Credit and Leases that are greater than 30 days past due are individually reviewed on a monthly basis and reported to the Board of Directors.  In addition, all Residential, Commercial Business, Commercial Real Estate, Consumer Loans and Leases rated Four through Eight are evaluated with a detailed review, including plans for resolution, and presented to the Watch Committee quarterly.  Loans in the Special Mention, Substandard and Doubtful categories are evaluated for impairment and are given separate consideration in the determination of the allowance.  The Bank engages an external consultant to conduct loan reviews on an annual basis.  Generally, the external consultant randomly reviews relationships within the Commercial Business and Commercial Real Estate portfolios with an emphasis on loans over $500,000, concentrations, criticized assets, non-performing and Regulation O Loans.

The following table sets forth information with respect to the Company’s credit quality indicators as of March 31, 2011 and 2010.

(in thousands)

Commercial Credit Exposure
Credit Risk Profile by Internally
Assigned Grade

					Commercial Real Estate-		Commercial Real Estate-
	Commercial Business		Commercial Leases		Construction		Other
	2011	2010	2011	2010	2011	2010	2011	2010
Pass	$45,011	$38,837	$2,465	$5,061	$7,191	$11,470	$41,439	$31,909
Special Mention	1,150	3,319	7	8	2,313	1,673	2,919	1,672
Substandard	7,326	8,609	134	58	2,689	3,942	8,392	13,056
Doubtful	641	546	-	-	71	131	1,128	209
Total	$54,128	$51,311	$2,606	$5,127	$12,264	$17,216	$53,878	$46,846

Consumer Credit Exposure
Credit Risk Profile by Internally
Assigned Grade

	Residential- Prime
	2011	2010
Pass	$56,690	$64,931
Special Mention	56	58
Substandard	615	117
Doubtful	-	-
Total	$57,361	$65,106

Consumer Credit Exposure
Credit Risk Profile by Internally
Assigned Grade

	Consumer
	2011	2010
Performing	$13,195	$15,035
Nonperforming	36	55
Total	$13,231	$15,090

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2011:

(in thousands)			Greater Than
	30-59	60-89	90 Days	Total		Non-
	Days	Days	and Still	Past		Accrual	Total
	Past Due	Past Due	Accruing	Due	Current	Loans	Loans
Residential- prime	$690	$-	$-	$690	$56,056	$615	$57,361
Commercial real estate:
Construction	-	-	-	-	10,069	2,195	12,264
Other	-	117	-	117	48,448	5,313	53,878
Commercial business	243	2,131	-	2,374	47,599	4,155	54,128
Commercial leases	69	23	-	92	2,379	135	2,606
Consumer	113	-	67	180	13,015	36	13,231
Total	$1,115	$2,271	$67	$3,453	$177,566	$12,449	$193,468

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.
	March 31,	June 30,
($ in thousands)	2011	2010
Loans accounted for on a non-accrual basis (1)
Residential - prime	$615	$116
Commercial real estate:
Construction	2,195	1,763
Other	5,313	2,737
Consumer	36	46
Commercial business	4,155	4,973
Commercial leases	135	93
Consumer	36	46
Total	12,449	9,728

Accruing loans that are contractually past due 90 days or more	67	-
Total non-performing loans	12,516	9,728

Other non-performing assets (2)	1,454	2,875
Total non-performing assets	$13,970	$12,603

Nonperforming loans to total loans	6.47%	4.85%

Nonperforming assets to total assets	5.18%	4.67%
Troubled debt restructurings: (3)
Accruing	$3,900	$3,400
Non-accruing	5,688	4,327
Total	$9,588	$7,727

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

The classes described above, which are based on the Federal call report code assigned to each loan, provide the starting point for the ALL analysis.  Management tracks the historical net charge-off activity at the call code level.  A historical charge-off factor is calculated utilizing a defined number of consecutive historical years.  Consumer pools currently utilize one year, leases currently utilize two years, while Commercial and Residential pools currently utilize three to four years.  All Commercial watch list loans over $100,000 are individually evaluated for impairment.

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

The following table shows the activity in the allowance for credit losses and recorded investment in loans receivables for the three months ended March 31, 2011.

($ in thousands)
		Commercial			Commercial
	Commercial	Real Estate	Consumer	Residential	Leases	Total
Allowance for credit losses:
Beginning Balance	$931	$2,618	$472	$76	$308	$4,405
Charge-offs	(43)	(645)	(460)	-	(95)	(1,243)
Recoveries	26	-	12	-	16	54
Provisions	(35)	256	686	30	63	1,000
Ending balance	$879	$2,229	$710	$106	$292	$4,216
Ending balance: individually evaluated for impairment	$549	$342	$-	$-	$-	$891
Ending balance: collectively evaluated for impairment	$330	$1,887	$710	$106	$292	$3,325

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates.  Management believes that the granularity of the homogenous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at March 31, 2011.

At March 31, 2011 and June 30, 2010, the Company had an agreement under a blanket-floating lien with the Federal Home Loan Bank of Atlanta that provides the Company a line of credit of $61.4 million and $50.7 million, respectively, which is secured by qualified mortgage loans. Borrowings totaled $12.0 million and $17.1 million at March 31, 2011 and June 30, 2010, respectively. The Company is required to maintain as collateral for its FHLB borrowings qualified mortgage loans in an amount greater than 100% of the outstanding advances.

Note 8:   Junior Subordinated Debentures

On October 31, 2005, Patapsco Statutory Trust I (the “Trust”), a Connecticut statutory business trust and an unconsolidated wholly-owned subsidiary of the Company, issued $5 million of capital trust pass-through securities to investors. The interest rate is fixed for the first seven years at 6.465%.  Thereafter, the interest rate adjusts on a quarterly basis at the rate of the three month LIBOR plus 1.48%. Patapsco Statutory Trust I purchased $5,155,000 of junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after October 31, 2010, at par.   The capital securities must be redeemed upon final maturity of the subordinated debentures on December 31, 2035.

On May 6, 2010, the Company’s Board of Directors determined to suspend interest payments on the trust preferred securities.  The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Richmond as required by recent regulatory policy guidance.  The Company currently has sufficient capital and liquidity to pay the scheduled interest payments; however, the Company believes this decision will better support the capital position of The Patapsco Bank, a wholly owned subsidiary of the Company.  At March 31, 2011, cumulative unpaid interest totaled $327,000.  This amount has been accrued in the consolidated financial statements.

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

On May 6, 2010, the Company’s Board of Directors determined to suspend payment of regular quarterly cash dividends on the $6.0 million in Series A Preferred Stock and $300,000 in Series B Preferred Stock.  The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Richmond as required by recent regulatory policy guidance.  The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the preferred stock; however, the Company believes this decision will better support the capital position of The Patapsco Bank, a wholly owned subsidiary of the Company.  At March 31, 2011, cumulative unpaid dividends totaled $327,000.  This amount has not been accrued in the consolidated financial statements.

Note 10:   Regulatory Capital Requirements

At March 31, 2011, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at March 31, 2011.

					Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%

Total Capital (to Risk Weighted Assets)	$22,312	12.99%	$13,908	8.00%	$17,385	10.00%

Tier 1 Capital (to Risk Weighted Assets)	$20,139	11.72%	$6,954	4.00%	$10,431	6.00%

Tier 1 Capital (to Average Assets)	$20,139	7.47%	$10,786	4.00%	$13,482	5.00%

The following table summarizes the Bank’s regulatory capital position at June 30, 2010.

					Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%

Total Capital (to Risk Weighted Assets)	$23,009	12.35%	$15,000	8.00%	$18,750	10.00%

Tier 1 Capital (to Risk Weighted Assets)	$20,663	11.09%	$7,500	4.00%	$11,250	6.00%

Tier 1 Capital (to Average Assets)	$20,663	7.76%	$10,649	4.00%	$13,311	5.00%

Note 11:  Loss Per Share

The following table presents a summary of per share data and amounts for the periods indicated.

	Nine Months Ended March 31,			Three Months Ended March 31,
	2011	2010		2011	2010
(in thousands except for per share data)

Net loss available for common shareholders	$(909)		$(2,134)	$(474)		$(2,076)

Basic weighted average shares outstanding	1,942		1,927	1,942		1,933
Basic loss per share	$(0.47)	$	(1.11)	$(0.24)	$	(1.07)

Dilutive shares	-		-	-		-
Diluted weighted average shares outstanding	1,942		1,927	1,942		1,933
Diluted loss per share	$(0.47)	$	(1.11)	$(0.24)	$	(1.07)

At March 31, 2011, there were 20,832 stock options outstanding all of which had exercise prices above the market price of the Company’s common stock on the same date.

Note 12: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit issued by the Bank.  Standby letters of credit are conditional written commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1,563,000 of standby letters of credit as of March 31, 2011 and $1,349,000 outstanding as of June 30, 2010.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.   The amount of the liability as of March 31, 2011 and June 30, 2010 for guarantees under standby letters of credit issued is not material.

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

Note 14: Share-Based Compensation

Stock Options

The Company's 1996 Stock Options and Incentive Plan (Plan) was approved by the stockholders at the 1996 annual meeting.  The Plan provides for the granting of options to acquire common stock to directors and key employees.  Option prices are equal or greater than the estimated fair market value of the common stock at the date of the grant.  In October 1996, the Company granted options to purchase 137,862 shares at $4.60 per share.  There are no remaining options to be issued under this plan.

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

A summary of share option activity for the nine month period ended March 31, 2011 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000s)

Outstanding at June 30, 2010	20,832	$6.29	1.11	$-

Granted	-	-	-

Exercised	-	-	-

Forfeited or expired	-	-	-

Outstanding at March 31, 2011	20,832	$6.29	0.35	$-

Exercisable at March 31, 2011	20,832	$6.29

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

A summary of the status of the Company’s non-vested shares as of March 31, 2011 is presented below:

	Common Shares	Weighted Average Grant-Date Fair Value

Non-vested as of June 30, 2010	2,250	$7.10

Awards Granted	-	-
Vested	-	-
Forfeited	-	-

Non-vested at March 31, 2011	2,250	$7.10

As of March 31, 2011 there was $1,000 of total unrecognized compensation costs related to non-vested share-based compensation.  The cost is expected to be recognized over a weighted average period of 3 months.  At grant date, vesting of the shares was “cliff” vesting at the end of either a two or three year period.  Compensation expense totaling $1,000, $4,000, $2,000 and $22,000 has been recognized in the three and nine month periods ended March 31, 2011 and 2010, respectively as a result of these awards.

Note 15:  Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures” defined the concept of fair value and established a framework for measuring fair value in accordance with GAAP.  Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date.  The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets.  The disclosure’s emphasis is on the inputs used to measure fair value and the effect of the measurement on earnings for the period.  Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments as of March 31, 2011 and June 30, 2010.

Fair value estimates are made at a specific point in time, based on relevant market information and information about financial instruments.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect estimates.

The carrying amount and estimated fair value of financial instruments is summarized as follows at:

	March 31, 2011		June 30, 2010
	Carrying		Carrying
(In thousands)	amount	Fair value	amount	Fair value
Assets:
Cash and cash equivalents	$25,637	$25,637	$28,043	$28,043
Securities available for sale	38,004	38,004	25,482	25,482
Loans receivable, net	189,252	196,962	197,169	205,092
Investment in securities required by law	2,663	2,663	2,848	2,848
Accrued interest receivable	1,782	1,782	1,482	1,482
Liabilities:
Deposits	235,030	235,309	228,789	228,846
Long-term debt and junior subordinated debentures	17,000	15,742	22,100	21,084
Accrued interest payable	543	543	392	392
Off balance sheet instruments:
Commitments to extend credit	-	-	-	-

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

Impaired Loans
The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement.  All non-accrual loans are considered impaired.  The measurement of impaired loans is based on the present value of the expected cash flows discounted at the historical effective interest rate, the market price of the loan, or the fair value of the underlying collateral.  Collateral values are estimated utilizing methods such as appraisals or broker price opinions and taking into consideration the timing of the valuation, the nature of the collateral and such other information as is deemed appropriate.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances of $5.1 million and $4.0 million less their specific valuation allowances of $891,000 and $668,000 as determined in accordance with ASC 310-10-35 (formerly SFAS 114, “Accounting by Creditors for Impairment of a Loan”) at March 31, 2011 and June 30, 2010, respectively.

Repossessed Real Estate and Other Assets (“REO”)
Real estate acquired through foreclosure is initially recorded at fair value less cost to sell which is determined typically by utilizing an outside appraiser.  Management evaluates the value of REO at least annually.  Any declines in value are reflected by establishing an REO valuation allowance with an offsetting charge to operating expense.  Any increases in the value of the property may be recognized only to the extent of the valuation allowance when the property value has recovered.  At March 31, 2011, the fair value consisted of $1.5 million.  During the nine months ended March 31, 2011 a $167,000 write-down was recorded on one property.  At June 30, 2010, the fair value consisted of REO balances of $2.9 million less their specific valuation allowances of $19,000.  For the year ended June 30, 2010 there were $1.0 million in write-downs on two properties.

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

Long-Term Debt and Junior Subordinated Debentures
The fair value of long-term debt and junior subordinated debentures was based on the discounted value of contractual cash flows, using market rates.

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

	At March 31, 2011
(In thousands)	Total		Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Corporate bonds		$3,007	$-	$3,007	$-
U.S. Government agencies		11,930	-	11,930	-
Mortgage-backed securities, residential		4,183	-	4,183	-
Collateralized mortgage obligations, agencies		18,884	-	18,884	-
Total securities available for sale		$38,004	$-	$38,004	$-

Measured at fair value on a nonrecurring basis:
Impaired Loans	S	4,222	$-	$-	$4,222
Repossessed real estate and other assets		$1,454	$-	$-	$1,454

	At June 30, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Securities available for sale	$25,482	$-	$25,482	$-

Measured at fair value on a nonrecurring basis:
Impaired loans	$3,353	$-	$-	$3,353
Repossessed real estate and other assets	$2,875	$-	$-	$2,875

Note 16:  Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation.  Such reclasses had no impact on the Company’s operations and stockholders’ equity.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's results of operations depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other investments, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and advances from the Federal Home Loan Bank of Atlanta.  The net interest income earned on interest-earning assets ("net interest margin") and the ratio of interest-earning assets to interest-bearing liabilities have a significant impact on net interest income.  The Company's net interest margin is affected by regulatory, economic and competitive factors that influence interest rates, loan and deposit flows.  The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.  The Company's results of operations are also significantly impacted by the amount of its non-interest income, including loan fees and service charges, and levels of non-interest expense, which consists principally of compensation and employee benefits, insurance premiums, professional fees, equipment expense, occupancy costs, advertising, data processing and other operating expenses.

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

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, competition and the Risk Factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general practices within the industry in which it operates.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. These estimates, assumptions and judgments are necessary when financial instruments are required to be recorded at fair value or when the decline in the value of an asset carried on the statement of financial condition at historic cost requires an impairment write-down or a valuation reserve to be established.

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

In accordance with the provisions of ASC 310-10-35, the Company determines and recognizes impairment of certain loans.  A loan is determined to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  A loan is not considered impaired during a period of insignificant delay in payment if the Company expects to collect all amounts due, including past-due interest.  The Company generally considers a period of insignificant delay in payment to include delinquency up to and including 90 days.  ASC Topic 310 requires that impairment in a loan be measured at the present value of its expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

ASC Topic 310 is generally applicable for all loans except large groups of smaller-balance homogeneous loans that are evaluated collectively for impairment, including residential first and second mortgage loans and consumer installment loans.  Impaired loans are therefore generally comprised of commercial mortgage, real estate development, and certain restructured residential loans.  In addition, impaired loans are generally loans which management has placed on non-accrual status since loans are placed on non-accrual status on the earlier of the date that management determines that the collection of principal and/or interest is in doubt or the date that principal or interest is 90 days or more past-due.

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

Comparison of Financial Condition at March 31, 2011 and June 30, 2010

Patapsco Bancorp’s assets remained stable at $269.9 million at March 31, 2011 compared to $269.7 million at June 30, 2010.  Net loans declined $7.9 million or 4.0% to $189.3 million at March 31, 2011 from $197.2 million at June 30, 2010.  Growth in commercial mortgages of $8.2 million was more than offset by decreases in residential mortgage loans of $4.6 million, construction loans of $4.9 million, commercial leases of $2.5 million, consumer loans of $1.6 million and commercial business loans of $1.5 million.  Such decreases were due primarily to soft loan demand.  A good portion of the growth in commercial mortgages was due to construction loans converting to permanent status.

Securities available for sale increased $12.5 million to $38.0 million at March 31, 2011 from $25.5 million at June 30, 2010 as maturities of $17.5 million, sales of $2.9 million and pay-downs of the mortgage-backed securities of $4.2 million, as well as the decline in loan balances, were replaced by new purchases of investment securities of $37.7 million.

Real estate acquired through foreclosure decreased $1.4 million to $1.5 million as of March 31, 2011 as there were three properties totaling $1.5 million that sold at a $10,000 gain, $265,000 in additions, and a $167,000 write-down.

Total deposits grew $6.2 million, or 2.7%, to $235.0 million at March 31, 2011 from $228.8 million at June 30, 2010.  Interest-bearing deposits increased $8.4 million, or 3.9%, to $225.6 million at March 31, 2011 from $217.2 million at June 30, 2010.  Noninterest-bearing deposits declined $2.2 million to $9.4 million at March 31, 2011.  Long-term debt declined $5.1 million to $12.0 million at March 31, 2011 from $17.1 million at June 30, 2010.

Stockholders’ equity decreased by $903,000 from $17.4 million at June 30, 2010 to $16.5 million at March 31, 2011 primarily reflecting the loss during the current year-to-date period.

Comparison of Operating Results for the Quarter and Nine Months Ended March 31, 2011 and March 31, 2010

Net Income. Patapsco Bancorp recorded a net loss available to common shareholders of $474,000, or $0.24 per share, for the quarter ended March 31, 2011 compared to a net loss of $2.1 million, or $1.07 per share for the quarter ended March 31, 2010. The decrease in the net loss available to common shareholders in the current quarter resulted from the loan loss provision being $1.6 million lower than the provision in the same quarter in 2010 as well as an $829,000 decrease in the provision for losses on and cost of real estate acquired through foreclosure. The decrease in the provision for loan losses reflects a stabilization of the level of non-performing loans during the current quarter.  The decrease in the provision for losses on and cost of repossessed real estate and other assets is primarily due to a reserve for losses of $837,000 being set up in the previous year for an acquisition and development loan in real estate acquired through foreclosure.

For the nine months ended March 31, 2011, the Company recorded a net loss applicable to common shareholders of $909,000, a $1.2 million improvement compared to a loss of $2.1 million for the nine months ended March 31, 2010 for the same reasons cited above.

Net Interest Income.  Patapsco Bancorp’s net interest income increased by $34,000, or 1.6%, to $2.12 million for the quarter ended March 31, 2011 compared to $2.09 million for the same quarter in 2010.  The slight increase in net interest income during the comparable three-month period was due to an $11.3 million increase in the volume of interest earning assets to $255.7 million for the quarter ended March 31, 2011 versus $244.4 million for the quarter ended March 31, 2010 which was almost completely offset by a 10 basis point decline in the net interest margin to 3.36% in the quarter ended March 31, 2011 from 3.46% in the quarter ended March 31, 2010.  The decrease in the net interest margin was the result of the asset mix shifting from higher yielding loans to lower yielding investments due to a considerable drop in loan demand over the past year.

For the nine months ended March 31, 2011 net interest income declined $136,000 as the net interest margin decreased 14 basis points offset in part by the level of interest earning assets which grew $5.1 million.  The decline in the net interest margin was due to the same reasons cited above.

Interest Income.  Total interest income decreased by $282,000, or 8%, to $3.1 million for the quarter ended March 31, 2011 from $3.3 million for the quarter ended March 31, 2010.  Total interest income for the nine months ended March 31, 2011 decreased $1.0 million, or 10%, to $9.6 million from $10.6 million in the comparable period of the prior year.  The decreases in interest income during the comparable three and nine month periods were due to lower rates of interest earned, which more than offset the higher level of earning assets.  The impact of lower market interest rates in the current three and nine month periods had a negative effect on the yields on earning assets.  In addition, a shift in the mix of earning assets from loans to lower yielding investments and a decline in the yield on loans negatively affected the yield on average earning assets.

Interest income on loans receivable decreased by $372,000, or 12%, to $2.8 million for the quarter ended March 31, 2011 from $3.2 million for the quarter ended March 31, 2010.  For the nine months ended March 31, 2011, interest income on loans declined $1.2 million to $8.9 million from $10.1 million in the same period of the previous year.  The decreases in interest income on loans for both the three and nine months periods were due to lower yields as well as lower average loan balances.  The lower yields were due to the decline in market interest rates mentioned above.  In addition, the increase in the level of non-accrual loans also contributed to the declines in yields.  The lower loan volumes were due to a considerable drop in loan demand over the previous year.

Interest income on investment securities, including investments required by law, increased $80,000, or 54%, to $228,000 and by $166,000, or 35%, to $639,000 in the three and nine month periods ended March 31, 2011, respectively as the increase in volumes for the respective periods more than offset the declines in the yield over the same periods.

Interest income on federal funds sold and other investments increased $10,000 to $16,000, in the three month period ended March 31, 2011 due to an increase in average balances as well as in improvement in yields.  For the nine month period ended March 31, 2011, interest income on federal funds sold and other investments increased $25,000, or 119%, to $46,000 due to an increase in average balances as well as in improvement in yields.

Interest Expense. Total interest expense decreased by $316,000, or 25%, to $941,000 for the quarter ended March 31, 2011 from $1.3 million for the quarter ended March 31, 2010.  Total interest expense decreased $885,000, or 21%, to $3.3 million for the nine month period ended March 31, 2011 from $4.1 million for the nine month period ended March 31, 2010.  The decline in interest expense during the comparable three and nine month periods was due to lower rates paid on interest-bearing liabilities which more than offset the higher level of balances.

Interest expense on deposits decreased by $218,000, or 23%, to $752,000 in the current quarter from $1.0 million in the previous year’s comparable quarter.  For the nine months ended March 31, 2011 interest expense on deposits decreased $628,000, or 20%, to $2.6 million.  The decrease in interest expense on deposits in both the quarterly and year to date periods was due to a decline in rates paid on deposits which had a larger impact than the growth in average deposit balances.  The lower rates paid on deposits reflect the lower rate environment in the current periods as well as a moderation of the competitive pressures that existed in the previous year.

Interest expense on long-term borrowings decreased $98,000, or 34%, to $189,000 for the quarter ended March 31, 2011.  For the nine months ended March 31, 2011, interest expense on long-term borrowings decreased $251,000, or 27%, to $670,000.  The decreases in interest expense in the comparable three and nine month periods were due to lower average balances outstanding.

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

	Nine Months Ended March 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, including fees (2)	$197,647	$8,891	5.94%	$217,373	$10,103	6.15%
Securities, including securities required by law	33,016	639	2.58%	18,967	473	3.33%
Federal funds sold and other investments	23,024	46	0.26%	12,295	21	0.22%
Total interest earning assets	253,687	9,576	4.99%	248,635	10,597	5.64%
Non-interest-earning assets	16,928			16,405
Total assets	$270,615			$265,040

Interest-bearing liabilities:
Interest bearing deposits	$222,617	2,589	1.55%	$203,267	3,217	2.11%
Short-term borrowings	-	-	-	1,971	6	0.43%
Long-term borrowings	19,606	670	4.49%	27,779	921	4.36%
Total interest-bearing liabilities	242,223	3,259	1.79%	233,017	4,144	2.36%
Non-interest-bearing liabilities	10,675			11,874
Total liabilities	252,898			244,891
Stockholders' equity	17,717			20,149
Total liabilities and stockholders’ equity	$270,615			$265,040

Net interest income		$6,317			$6,453

Interest rate spread			3.20%			3.28%
Net Interest margin			3.32%			3.46%

Ratio of average interest-earning assets to average interest-bearing liabilities			104.73%			106.70%

(1)  Yields and rates are annualized.
(2)  Includes nonaccrual loans.

	Three Months Ended March 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, including fees (2)	$195,067	$2,818	5.78%	$213,171	$3,190	5.98%
Securities, including securities required by law	39,861	228	2.28%	19,081	148	3.12%
Federal funds sold and other investments	20,726	16	0.30%	12,136	6	0.19%
Total interest earning assets	255,654	3,062	4.79%	244,388	3,344	5.47%
Non-interest-earning assets	17,550			19,664
Total assets	$273,204			$264,052

Interest-bearing liabilities:
Interest bearing deposits	$226,042	752	1.35%	$207,479	970	1.90%
Short-term borrowings	-	-	-	-	-	-
Long-term borrowings	17,000	189	4.46%	25,545	287	4.49%
Total interest-bearing liabilities	243,042	941	1.57%	233,024	1,257	2.18%
Non-interest-bearing liabilities	10,281			11,148
Total liabilities	253,323			244,172
Stockholders' equity	19,881			19,880
Total liabilities and stockholders’ equity	$273,204			$264,052

Net Interest Income		$2,121			$2,087
Interest rate spread			3.22%			3.29%
Net interest margin			3.36%			3.46%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.18%			104.88%

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

The provision for loan losses was $1.0 million in the quarter ended March 31, 2011, compared to $2.6 million for the quarter ended March 31, 2010.  The decrease in the provision is primarily due to the moderation in the level of non-performing loans during the current quarter.   Patapsco Bancorp’s allowance for loan losses as a percentage of total loans was 2.18% as of March 31, 2011 versus 1.76% at June 30, 2010.  Patapsco Bancorp’s allowance for loan losses as a percentage of nonperforming loans was 33.7% at March 31, 2011 as compared to 36.3% at June 30, 2010.  Setting the allowance at this level takes into consideration that 95% of non-performing loans are collateralized by real estate or guaranteed by the SBA at March 31, 2011.  In consideration of the appropriate level for the allowance for loan losses, downward adjustments were made to values established by real estate appraisals, where warranted, taking into consideration the age of the appraisal and the nature of the collateral.  These adjusted appraisal values, which required management’s judgment, were used to develop estimated losses and related specific loss reserves within the allowance for loan losses.  Patapsco Bancorp has concluded, after a thorough analysis of the nonperforming loan portfolio, watch list loans, delinquencies and other factors, that the allowance is adequate at March 31, 2011.

The following table reflects the activity in non-performing loans for the nine months ended March 31, 2011:

(in thousands)

Balance June 30, 2010	$9,728
Added to non-accrual during the year	7,214
Paid off/down	(1,676)
Brought to accrual status	(1,332)
Transferred to real estate acquired through foreclosure	(289)
Charged-Off	(1,238)
Net change in non-accrual Leases, Consumer & Residential Mortgages, and all other	42
Balance March 31, 2011	$12,449

At March 31, 2011, non-accrual construction loans totaled $2.2 million and consisted of a $386,000 condominium conversion project, $631,000 in residential construction and development loans and a $1.2 million commercial acquisition and development loan.  Non-accrual commercial real estate loans decreased $431,000 during the quarter ended March 31, 2011, due to partial charge-offs and foreclosures.  At March 31, 2011, all commercial real estate and construction loans are considered well securitized.  Non-accrual commercial loans/leases declined $427,000 during the current quarter and include a $3.3 million loan supporting a borrower’s various business interests including commercial properties.

Noninterest Income.  Patapsco Bancorp’s non-interest income consists of deposit fees, service charges, income from bank owned life insurance (“BOLI”) and gains.  Total non-interest income increased by $13,000, or 4.9%, to $281,000 in the three month period ended March 31, 2011 due to a $15,000 increase in deposit service fees and $23,000 more in gains on the sale of securities available for sale in the current quarter.  Total non-interest income for the nine months ended March 31, 2011 increased by $33,000, or 4.9%, to $706,000 as gains on the sale of securities available for sale increased $90,000 and were offset by declines in deposit service charges and other non-interest income.  The decline in deposit service fees was due to the impact of the implementation of Regulation E on overdraft fees.

Noninterest Expenses.  Total non-interest expenses decreased by $1.1 million, or 34.2%, to $2.0 million for the quarter ended March 31, 2011 from $3.1 million for the quarter ended March 31, 2010.  The provision for losses on and cost of repossessed real estate and other assets declined $829,000 to $153,000 in the current quarter from $982,000 in the previous year’s quarter due to an $837,000 allowance for losses established on a land, acquisition and development property acquired through foreclosure in the prior year’s quarter.  Compensation costs decreased $81,000, or 7.4%, as staff costs were lower due to the closing of a branch in December, 2009 as well as severance costs in the prior year’s quarter.  Professional fees were $46,000, or 23%, lower due to lower loan collection costs.  Data processing costs were $25,000, or 21%, lower in the quarter ended March 31, 2011 primarily due to the conversion of an ancillary application system in the previous year’s quarter.

For the nine months ended March 31, 2011, non-interest expenses decreased $1.1 million or 16.5% to $5.8 million from $6.9 million in the same period of the prior year.  Similar trends as in the current quarter were prevalent in the nine month period.  In addition, compensation and benefit costs were $266,000, or 8.3%, lower due to lower incentive costs.

Income Taxes.  Income tax benefit was $252,000 (or 40.1% of pre-tax loss) versus a tax benefit of $1.3 million (or 39.9% of pre-tax loss) for the three month periods ended March 31, 2011 and 2010, respectively.  For the nine months ended March 31, 2011, the Company recorded a tax benefit of $421,000 (or 40.5% of pre-tax loss) versus a benefit of $1.3 million (or 40.1% of pre-tax loss) in the same period last year.  .

Liquidity and Capital Resources

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

The Company's most liquid assets are cash on hand and due from banks, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2011, the Company's cash on hand and due from banks and interest-bearing deposits totaled $25.6 million. In addition, the Company has approximately $38.0 million of investment securities classified as available for sale, $19.9 million of which are pledged as collateral at the Federal Reserve Bank’s discount window and $5.8 million of which are pledged as collateral for the Company’s federal funds line of credit.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $15.1 million and unused lines of credit of $11.3 million. Certificates of deposit that are scheduled to mature in less than one year at March 31, 2011 totaled $40.4 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company, as the holding company for the Bank, has an annual cash requirement of approximately $654,000 for the payment of preferred dividends, as well as, interest payments on the $5.0 million in junior subordinated debentures. The only source of funds for the holding company is dividends from the Bank.  The amount of dividends that can be paid to the holding company from the Bank is limited by the earnings of the Bank.  At March 31, 2011 the holding company had cash on hand and interest bearing deposits of $100,000.

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

The Bank had $61.4 million in borrowing capacity with the Federal Home Loan Bank of Atlanta, with $12.0 million in borrowings outstanding, at March 31, 2011.  These borrowings are secured by the Bank’s stock in the Federal Home Loan Bank of Atlanta and other eligible assets.  In addition, the Bank has $19.9 million in borrowing capacity at the Fed’s discount window at March 31, 2011.  And finally, the Bank has a $4.0 million line of credit, none of which was outstanding at March 31, 2011, with Pacific Coast Bankers Bank.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	March 31, 2011	June 30, 2010
($ in thousands)
Commitments to originate new loans	$15,105	$11,911
Undisbursed lines of credit	11,275	10,132
Financial standby letters of credit	1,563	1,349

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

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
For information regarding the Company's risk factors, see Item 1A in the Company's Annual Report on Form 10-K for the year ended June 30, 2010.  There have been no material changes to the Risk Factors disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended June 30, 2010.

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

___________________

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

Date: May 16, 2011
/s/ Michael J. Dee
Michael J. Dee
President and Chief Executive Officer

/s/ William C. Wiedel, Jr.
William C. Wiedel, Jr.
Senior Vice President and Chief Financial Officer