Form 10-K
period 2011-06-30
PATAPSCO BANCORP INC
filed 2011-10-05
CIK 1003961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of December 31, 2010, the aggregate market value of voting common stock held by nonaffiliates was approximately $2,938,000, computed by reference to the closing sales price on December 31, 2010 as reported on the OTC Electronic Bulletin Board.

Number of shares of Common Stock outstanding as of September 24, 2011:  1,971,843.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the 2011 Annual Report to Stockholders. (Part II)
2.  Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders.  (Part III)

INDEX

		PAGE
PART I

Item 1.	Business	1

Item 1A.	Risk Factors	17

Item 1B.	Unresolved Staff Comments	21

Item 2.	Properties	21

Item 3.	Legal Proceedings	21

Item 4.	(Removed and Reserved)	21

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data	22

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	22

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 8.	Financial Statements and Supplementary Data	22

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22

Item 9A.	Controls and Procedures	22

Item 9B.	Other Information	23

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	24

Item 11.	Executive Compensation	24

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence	25

Item 14.	Principal Accountant Fees and Services	25

PART IV

Item 15.	Exhibits and Financial Statement Schedules	25

SIGNATURES

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

The Company has no significant assets other than its investment in the Bank.  The Company is primarily engaged in the business of directing, planning and coordinating the business activities of the Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, focuses primarily on the Bank.  In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions.  Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than its officers who are not separately compensated for such service.

The Company’s and the Bank’s executive offices are located at 1301 Merritt Boulevard, Dundalk, Maryland 21222-2194, and the main telephone number is (410) 285-1010.

The Patapsco Bank.  The Bank is a Maryland commercial bank operating through four full-service offices located in Dundalk, Carney, Glen Arm and Baltimore City, Maryland.  The primary business of the Bank is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans, commercial loans and consumer loans, primarily in the Greater Baltimore Metropolitan area.  The Bank is subject to competition from other financial and mortgage institutions in attracting and retaining deposits and in making loans.  The Bank is subject to the regulations of certain agencies of the federal and state governments and undergoes periodic examination by those agencies.  The Bank has three active operating subsidiaries, Prime Business Leasing, Patapsco Financial Services and PFSL Holding Corp. (“PFSL”). The primary business of Prime Business Leasing is the servicing of commercial leases.  The primary business of Patapsco Financial Services is the sale of consumer investments.  The primary business of PFSL is to hold foreclosed real estate until disposition.

At June 30, 2011, the Bank had $56.1 million, $49.7 million, $12.3 million, $56.4 million, and $13.0 million in residential mortgage loans, small business loans, construction loans, commercial real estate loans, home equity and other consumer loans, respectively.

Available Information

The Company maintains a website at http://www.patapscobank.com, which makes available the Company’s Section 16 filings with the Securities and Exchange Commission (“SEC”).  The SEC maintains a website at http://www.sec.gov that makes available the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, free of charge, on the site as soon as reasonably practicable after the Company has electronically filed these documents with, or otherwise furnished them to, the SEC.  The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

Market Area

The Company’s market area for gathering deposits consists of the Hampden area of Baltimore City and eastern and northeastern Baltimore County, Maryland, while the Company makes loans to customers in much of the Mid-Atlantic area with a strong emphasis on the Baltimore metropolitan area.  The economy of the Company’s market area has historically been based on industries such as steel, shipyards and automobile assembly.  The economy in the Company’s market area continues to be dependent, to some extent, on a small number of major industrial employers.  A significant portion of eastern Baltimore County has been designated as an “Enterprise Zone.”  As a result, employers relocating to this area are entitled to significant tax and other economic incentives.  Based on 2004 United States Census data, the per capita personal income for Baltimore County ($42,852) is greater than that of Maryland as a whole ($39,631) and the United States ($33,050).  The per capita personal income for Baltimore City ($29,153) is lower than both the Maryland and United States averages.

Lending Activities

General.  The Company’s gross loan portfolio totaled $187.5 million at June 30, 2011, representing 70.9% of total assets at that date.  At June 30, 2011, $56.1 million, or 29.9%, of the Company’s gross loan portfolio, consisted of residential mortgage loans.  Other loans secured by real estate include construction and commercial real estate loans, which amounted to $68.7 million, or 36.7%, of the Company’s gross loan portfolio at June 30, 2011.  In addition, the Company originates consumer and other loans, including home equity loans, home improvement loans and loans secured by deposits.  At June 30, 2011, consumer and other loans totaled $13.0 million, or 6.9%, of the Company’s gross loan portfolio.  The Company’s commercial loan portfolio, which consists of small business loans and commercial leases totaled $49.7 million, or 26.5%, of the Company’s gross loan portfolio.

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

The Company’s loan originations are derived from a number of sources, including loan brokers, advertising and referrals by depositors and borrowers.  The Company’s solicitation programs consist of advertisements in local media, in addition to participation in various community organizations and events.  All of the Company’s loan personnel are salaried; however, one originator receives commissions on loans approved by officers of the Bank.  With the exception of applications for home improvement loans, which loans were originated on an indirect basis through a limited number of approved home improvement contractors, loan applications are accepted at the Company’s offices.  In addition, the Company’s salaried loan originators may travel to meet prospective borrowers and take applications.  In all cases, the Company has final approval of the application.

In recent years, the Company has purchased whole loans and loan participation interests.  During the year ended June 30, 2011, the Company purchased no participation interests and no other loans.  In the future, management will continue to consider purchases of whole loans or participation interests in commercial business, residential and commercial real estate loans and consumer loans.

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

It is the policy of the Company that appraisals be obtained in connection with all loans for the purchase of real estate or to refinance real estate loans where the existing mortgage is held by a party other than the Company.  It is the Company’s policy that all appraisals be performed by appraisers approved by the Company’s Board of Directors and licensed by the State of Maryland, for properties located in the state of Maryland.  Broker price opinions (“BPOs”) may be used as a supplemental source of information to be used in the evaluation of collateral value.

Under applicable law, with certain limited exceptions, loans and extensions of credit by a commercial bank to a person, including commitments, at one time shall not exceed 15% of the Company’s unimpaired capital and surplus.  Under these limits, the Company’s loans to one borrower were limited to $3.85 million at June 30, 2011.  At that date, the Company had no lending relationships in excess of the loans-to-one-borrower limit.  At June 30, 2011, the Company’s largest lending relationship was represented by a loan totaling $3.2 million, secured by commercial real estate and business assets, which is included in non-accrual loans at June 30, 2011.

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

Residential Real Estate Lending.  The Company historically has been an originator of residential real estate loans in its market area.  Residential real estate loans consist of both single-family and multi-family residential real estate loans.  At June 30, 2011, residential mortgage loans totaled $56.1 million, or 29.9%, of the Company’s gross loan portfolio.  Of such loans, $22.2 million were secured by nonowner-occupied investment properties.

The Company’s multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings.  Such loans generally range in size from $100,000 to $2.0 million.  At June 30, 2011, the Company had $5.8 million of multi-family residential real estate loans, which amounted to 3.1% of the Company’s gross loan portfolio at such date.  Multi-family real estate loans either are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a three or five-year note maturity, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property.

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

Construction Lending.  The Company also offers residential and commercial construction loans and land acquisition and development loans.  Residential construction loans are offered to individuals who are having their primary or secondary residence built, as well as to local builders to construct single-family dwellings.  Residential construction advances are made on a stage of completion basis.  Generally, loans to owner/occupants for the construction of residential properties are originated in conjunction with the permanent mortgage on the property.  The term of the construction loans is normally from 6 to 18 months and has a variable interest rate, which is normally up to 2% above the prime interest rate.  Upon completion of construction, the permanent loan rate will be set at the interest rate offered by the Company on that loan product not sooner than 60 days prior to completion.  Interest rates on residential loans to builders are set at the prime interest rate plus a margin of 0.5% to 2.0% as may be adjusted from time to time.  Interest rates on commercial construction loans and land acquisition and development loans are based on the prime rate plus a negotiated margin of between 0.5% and 2.0% and adjust from time to time, with construction terms generally not exceeding 18 months.  Advances are made on a percentage of completion basis.  At June 30, 2011, $12.3 million, or 6.6%, of the Company’s loan portfolio consisted of construction loans.

Prior to making a commitment to fund a loan, the Company requires an appraisal of the property by appraisers approved by the Board of Directors and may require a study of the feasibility of the proposed project.  The Company also reviews and inspects each project at the commencement of construction and prior to payment of draw requests during the term of the construction loan.  Dependent upon market forces, the Bank generally charges a loan fee between 1% and 2%.

Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate and the borrower is unable to meet the Company’s requirements of putting up additional funds to cover extra costs or change orders, then the Company will demand that the loan be paid off and, if necessary, institute foreclosure proceedings, or refinance the loan.  If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with collateral having a value that is insufficient to assure full repayment.  The Company has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Company’s permanent mortgage loan financing for the subject property) in the Company’s market area.  On loans to builders, the Company works only with selected builders with whom it has experience and carefully monitors the creditworthiness of the builders.

Commercial Real Estate Lending.  The Company’s commercial real estate loan portfolio consists of loans to finance the acquisition of small office buildings, shopping centers and commercial and industrial buildings.  Such loans generally range in size from $100,000 to $2.0 million.  At June 30, 2011, the Company had $56.4 million of commercial real estate loans, which amounted to 30.0% of the Company’s gross loan portfolio at such date.  Commercial real estate loans are typically originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a maturity generally of three to ten years, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property.  Because of the inherently greater risk involved in this type of lending, the Company generally limits its commercial real estate lending to borrowers within its market area or with which it has had prior experience.  The Company seeks to expand commercial real estate lending.

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

Consumer Lending.  The consumer loans currently in the Company’s loan portfolio consist of home improvement loans, home equity loans, loans secured by savings deposits and overdraft protection for checking accounts and other consumer loans.  At June 30, 2011, consumer and other loans totaled $13.0 million, or 6.9%, of the Company’s gross loan portfolio.

In July 1995, the Company instituted a home improvement loan program.  Such loans were made to finance a variety of other home improvement projects, such as replacement windows, siding and room additions.  The Company originated home improvement loans throughout Maryland, Virginia, Delaware, New Jersey and Southern Pennsylvania.  In June 2011, the Company exited the origination of home improvement loans.  At June 30, 2011 home improvement loans amounted to $7.1 million, or 3.8%, of the Company’s loan portfolio, with $416,000 of originated loans being secured by real estate.

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

Commercial Lending.  The Company’s commercial loans consist of commercial business loans and the financing of lease transactions, which may not be secured by real estate.

At June 30, 2011, the Company’s commercial loans, excluding leases, totaled $47.5 million, or 25.3%, of the Company’s loan portfolio.  This commercial lending program employs many of the alternative financing and guarantee programs available through the U.S. Small Business Administration and other state and local economic development agencies.

The Company originates commercial business loans to small and medium-sized businesses in its market area.  The Company’s commercial business loans may be structured as term loans, lines of credit, or mortgages.  The Company’s commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law.  Commercial business loans are generally made to finance the purchase of inventory, new or used commercial business assets or for short-term working capital, or the purchase of real estate to be occupied by the operating company.  Such loans generally are secured by business assets and, when applicable, cross-collateralized by a real estate lien, although commercial business loans are sometimes granted on an unsecured basis.  Such loans are generally made for terms of seven years or less, depending on the purpose of the loan and the collateral.  Interest rates on commercial business loans and lines of credit are either fixed for the term of the loan or adjusted periodically. Generally, commercial business loans are made in amounts ranging between $10,000 and $2.0 million.

The Company underwrites its commercial business loans on the basis of the borrower’s cash flow and ability to service the debt from earnings and the Company seeks to structure such loans to have more than one source of repayment.  The borrower is required to provide the Company with sufficient information to allow the Company to make its lending determination.  In most instances, this information consists of at least two years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral.  For loans with maturities exceeding one year, the Company requires that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less.  Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of 12 months and are reviewed at that time to determine if extension is warranted.  The Company also offers standby letters of credit for its commercial borrowers.  The terms of standby letters of credit generally do not exceed one year but may contain a renewal option.

Commercial business loans are often larger and may involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy.  The Company seeks to minimize these risks through its underwriting guidelines, which require that the loan be supported by adequate cash flow of the borrower, profitability of the business, collateral and personal guarantees of the individuals in the business.  In addition, the Company generally limits this type of lending to its market area and to borrowers with which it has prior experience or who are otherwise well known to the Company.

Prior to October 2008, the Company offered loans to finance lease transactions, secured by the lease and the underlying equipment, to businesses of various size through its subsidiary, Prime Business Leasing.  In extending the financing in a commercial lease transaction, the Company reviewed the borrower’s financial statements, credit reports, tax returns and other documentation.  Generally, commercial lease financing were made in amounts ranging between $3,000 and $120,000 with terms of up to five years and carry fixed interest rates.  Note that in October 2008, management made a strategic decision to cease origination of leases.  At June 30, 2011, the remaining portfolio of commercial lease finance transaction loans totaled $2.2 million, or 1.2%, of the Company’s loan portfolio.

Loan Fees and Servicing.  The Company receives fees in connection with late payments and for miscellaneous services related to its loans.  The Company also charges fees in connection with loan originations typically up to two points (one point being equal to 1% of the loan amount) on real estate loan originations.  The Company generally does not service loans for others.  The Company has sold participating interests on residential, commercial real estate and commercial business loans to other local financial institutions.  At June 30, 2011, the Company was servicing these participation interests for others totaling approximately $14.5 million.

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

Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management’s judgment there is no doubt as to full collectibility of principal and interest.  At June 30, 2011, all loans past due more than 90 days were on nonaccrual.  Consumer loans are generally charged off after they become more than 90 days past due.  All other loans are charged off when management concludes that they are uncollectible.  See Notes 1, 3 and 4 of the Notes to Consolidated Financial Statements.

Real estate acquired by the Company as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold.  When such property is acquired, it is initially recorded at the estimated fair value less costs to sell, establishing a new cost basis.  Subsequent to acquisition, the property is carried at the lower of cost or fair value less estimated costs to sell.  Fair value is defined as the amount in cash or cash-equivalent value or other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions.  If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure.  Any required write-down of the loan to its fair value upon foreclosure is charged against the allowance for loan losses, with subsequent write-downs reflected in other expense.  See Notes 1 and 5 of the Notes to Consolidated Financial Statements.

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

Under applicable accounting rules, investment securities classified as held-to-maturity are recorded at amortized cost and those classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  At June 30, 2011, the Company’s entire portfolio of investment securities was classified as available for sale and had an aggregate carrying value of $39.8 million and an unrealized net gain after tax of $39,000.  Management of the Company currently does not anticipate that the presence of unrealized losses in the Company’s portfolio of investment securities and mortgage-backed securities is likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Deposit Activity and Other Sources of Funds

General.  Deposits are the primary source of the Company’s funds for lending, investment activities and general operational purposes.  In addition to deposits, the Company derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon.  Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a long-term basis for general operational purposes.  The Company may borrow from the Federal Home Loan Bank of Atlanta and Pacific Coast Bankers Bank.

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

Borrowings.  While deposits historically have been the primary source of funds for the Company’s lending, investments and general operating activities, the Company utilizes advances from the Federal Home Loan Bank of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The Federal Home Loan Bank of Atlanta functions as a central reserve bank providing credit for member financial institutions.  As a member of the Federal Home Loan Bank System, the Company is required to own stock in the Federal Home Loan Bank of Atlanta and is authorized to apply for advances.  Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities.  The Company has a Blanket Agreement for advances with the Federal Home Loan Bank under which the Company may borrow up to 25% of assets subject to normal collateral and underwriting requirements.  Advances from the Federal Home Loan Bank of Atlanta are secured by the Company’s stock in the Federal Home Loan Bank of Atlanta and other eligible assets.  At June 30, 2011, the Company had outstanding Federal Home Loan Bank of Atlanta advances of $12.0 million with an average rate of 3.62%.

Troubled Asset Relief Program Capital Purchase Program

On December 19, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company sold to the U.S. Department of the Treasury (“Treasury”) 6,000 shares of its Series A cumulative perpetual preferred stock and a warrant for the purchase of 300 shares of its Series B cumulative perpetual preferred stock, for an aggregate purchase price of $6.0 million in cash.  Contemporaneously with that transaction, Treasury exercised its warrant and received 300 shares of Series B cumulative perpetual preferred stock.  The TARP Capital Purchase Program is a voluntary program for healthy U.S. financial institutions designed to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the weakened U.S. economy.  Participation in this program provided additional capital for the Company.

Subsidiary Activities

The Bank has three subsidiaries, PFSL Holding Corp. (“PFSL”), which it formed to hold certain real estate owned, Prime Business Leasing that was formed in October 1998 and is discussed under commercial lending and Patapsco Financial Services, Inc., which was formed in order to sell alternative investment products to the Company’s customers.

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

Employees

As of June 30, 2011, the Company had 57 full-time and 13 part-time employees, none of who were represented by a collective bargaining agreement.  Management considers the Company’s relationships with its employees to be good.

Depository Institution Regulation

General.  The Company is a Maryland commercial bank and its deposit accounts are insured by the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance Corporation (“FDIC”).  The Company also is a member of the Federal Reserve System.  The Company is subject to supervision, examination and regulation by the State of Maryland Commissioner of Financial Regulation (“Commissioner”), the Federal Reserve Board, Maryland and federal statutory and regulatory provisions governing such matters as capital standards, mergers and establishment of branch offices, and it is subject to the FDIC’s authority to conduct special examinations.  The Company is required to file reports with the Commissioner and the Federal Reserve Board concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

The system of regulation and supervision applicable to the Company establishes a comprehensive framework for the operations of the Company and is intended primarily for the protection of the FDIC and the depositors of the Bank.  Changes in the regulatory framework could have a material effect on the Company and its respective operations.

Recent Regulatory Reform. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted on July 21, 2010, will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months. These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives the state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act contains a wide variety of provisions affecting the regulation of depository institutions in addition to those stated above.  Those include restrictions related to mortgage originations, risk retention requirements as to securitized loans and the Consumer Financial Protection Bureau.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on the Company’s and the Bank’s operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Business Activities.  The Commissioner regulates the Company’s internal organization as well as its deposit, lending and investment activities.  The basic authority for the Company’s activities is specified by Maryland law.  Additionally, Maryland law contains a parity statute by which Maryland commercial banks may, with the approval of the Commissioner, engage in any additional activity, service or practice permitted for national banks.

The Federal Reserve and FDIC also regulate many of the areas regulated by the Commissioner and federal law may limit some of the authority provided to the Company by Maryland law.  Approval of the Commissioner and the Federal Reserve is required for, among other things, business combinations and the establishment of branch offices.

Capital Requirements.  The Company is subject to Federal Reserve Board capital requirements, as well as statutory capital requirements imposed under Maryland law.  Federal Reserve Board regulations establish two capital standards for state-chartered banks that are members of the Federal Reserve System (“state member banks”): a leverage requirement and a risk-based capital requirement.  In addition, the Federal Reserve may, on a case-by-case basis, establish individual minimum capital requirements for a bank that vary from the requirements that would otherwise apply under Federal Reserve Board regulations.  A bank that fails to satisfy the capital requirements established under the Federal Reserve Board’s regulations will be subject to such administrative action or sanctions as the Federal Reserve Board deems appropriate.

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

In addition, the Company is subject to the statutory capital requirements imposed by the State of Maryland.  Under Maryland statutory law, if the surplus of a Maryland commercial bank at any time is less than 100% of its capital stock, then, until the surplus is 100% of the capital stock, the commercial bank: (i) must transfer to its surplus annually at least 10% of its net earnings; and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings.

The table below provides information with respect to the Bank’s compliance with its regulatory capital requirements at the dates indicated.  The holding company ratios do not differ significantly from the Bank’s ratios.

	Actual		Regulatory Requirements for Capital Adequacy Purposes		Regulatory Requirements to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2011:
Total Capital (to Risk Weighted Assets)	$21,432	12.94%	$13,250	8.00%	$16,563	10.00%
Tier 1 Capital (to Risk Weighted Assets)	19,335	11.67	6,625	4.00	9,938	6.00
Tier 1 Leverage	19,335	7.26	10,659	4.00	13,323	5.00

As of June 30, 2010:
Total Capital (to Risk Weighted Assets)	$23,009	12.35%	$15,000	8.00%	$18,750	10.00%
Tier 1 Capital (to Risk Weighted Assets)	20,663	11.09	7,500	4.00	11,250	6.00
Tier 1 Leverage	20,663	7.76	10,649	4.00	13,311	5.00

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

For purposes of these restrictions, an “undercapitalized institution” is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMELS rating).  A “significantly undercapitalized” institution is defined as a depository institution that has:  (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%.  A “critically undercapitalized” institution is defined as a depository institution that has a ratio of “tangible equity” to total assets of less than 2.0%.  The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any examination rating category.  At June 30, 2011, the Company and the Bank were classified as well capitalized under Federal Reserve regulations.

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

Federal Home Loan Bank System.  The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks.  The Federal Home Loan Banks provide a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to acquire and hold specified amounts of capital stock in that Federal Home Loan Bank.  The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Atlanta stock at June 30, 2011 of $1.7 million.

Federal Reserve System.  Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of between $10.7 million and $58.8 million, plus 10% on the remainder.  The first $10.7 million of transaction accounts are exempt.  These percentages are subject to adjustment by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.  As of June 30, 2011, the Bank met its reserve requirements.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s previous risk-based assessment system, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and assessment rates ranged from seven to 77.5 basis points. On February 7, 2011, however, the FDIC approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The final rule, which took effect for the quarter beginning April 1, 2011, requires that the base on which deposit insurance assessments are charged be revised from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets. For purposes of the final rule, tangible equity is defined as Tier 1 capital. No institution may pay a dividend if in default of the federal deposit insurance assessment.

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

Because of the recent difficult economic conditions, deposit insurance per account owner had been raised to $250,000 for all types of accounts until January 1, 2014.  That level was made permanent by the Dodd-Frank Act.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2012.  The Dodd-Frank Act extends the unlimited coverage of noninterest-bearing transaction accounts until December 31, 2012 without providing an opt out.  The TLGP also included a debt component under which certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012.  The Bank opted to participate in the unlimited noninterest-bearing transaction account coverage and the Bank and Company opted not to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the four quarters ended June 30, 2011 averaged 1.04 basis points of assessable deposits.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  The management of the Company does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Dividend Restrictions.  The Bank’s ability to pay dividends is governed by Maryland law and the regulations of the Federal Reserve Board.  Maryland law provides that dividends may be paid out of individual profits or with approval of the Commissioner, surplus up to 100% of capital stock.  Under Maryland law relating to financial institutions, if the surplus of a commercial bank at any time is less than 100% of its capital stock, then, until the surplus is 100% of the capital stock, the commercial bank:  (i) must transfer to its surplus annually at least 10% of its net earnings; and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings.

The Bank’s payment of dividends is also subject to the Federal Reserve Board’s Regulation H, which provides that a state member bank may not pay a dividend if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for the year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or to a fund for the retirement of preferred stock, unless the bank has received the prior approval of the Federal Reserve Board.  The previously referenced prompt corrective action requirements prohibit dividends where the Bank would be “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” after the dividend.  Additionally, both the Commissioner and the Federal Reserve Board has the authority to prohibit the payment of dividends by a Maryland commercial bank when it determines such payment to be an unsafe and unsound banking practice.  Finally, the Bank is not able to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the remaining balance of the liquidation account established in connection with its conversion in April 1996 from mutual to stock form.  See Note 11 of the Notes to Consolidated Financial Statements appearing in Item 7 of this Annual Report on Form 10-K.

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

Limits on Loans to One Borrower.  The Bank has chosen to be subject to federal law with respect to limits on loans to one borrower.  Generally, under federal law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed 15% of the unimpaired capital and surplus of the commercial bank, plus an additional 10% if secured by specified “readily marketable collateral.”  The Bank’s lending limit to one borrower as of June 30, 2011 was $3.5 million.

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

Under the terms of its trust preferred securities, the Company may not declare or pay dividends on its common or preferred stock while it has deferred interest payments on its debentures.  Under the terms of the Articles Supplementary establishing the preferred shares issued to the US Treasury, the Company may not pay dividends on its common stock unless it has paid all accrued and unpaid dividends on the preferred shares.  As a result, the Company currently is not permitted to pay dividends on its common stock. See Note 11 of the Notes to Consolidated Financial Statements appearing in Item 7 of this Annual Report on Form 10-K.

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

Taxation

For fiscal year 2011, the Company’s maximum federal income tax rate was 34%.  The Company and the Bank, together with the Bank’s subsidiary, to date have not filed a consolidated federal income tax return for the fiscal year ended June 30, 2011.

The Bank’s federal income tax returns have been audited through June 30, 1995. The Company’s tax returns have never been audited.

State Income Taxation.  The State of Maryland imposes an income tax of 8.25% on income measured substantially the same as federally taxable income, except that U.S. Government interest is not fully taxable.  For years ended prior to July 1, 2008, the rate was 7.00%.

For additional information regarding taxation, see Note 10 of Notes to Consolidated Financial Statements.

Executive Officers Who Are Not Directors

The following sets forth information with respect to executive officers of the Bank who do not serve on the Board of Directors.

	Age at June 30,
Name	2011	Title

Laurence S. Mitchell	64	Senior Vice President – Commercial Business Lending

Phillip P. Phillips	55	Senior Vice President – Lending and Loan Administration

William C. Wiedel, Jr.	51	Senior Vice President and Chief Financial Officer of the Company and the Bank

Laurence S. Mitchell is a Senior Vice President who joined the Company in November of 1999 as a commercial lending officer. Prior to joining Patapsco, Mr. Mitchell held positions in various banks relating to commercial lending and business development.  He is an active member of the Harford County Chamber of Commerce, a Board member of the Baltimore County Chamber of Commerce, a member of the Leadership and Development Committee of the Maryland Bankers Association and an instructor for the Center for Financial Training Mid-Atlantic, formerly known as the American Institute of Banking.  Formerly, Mr. Mitchell was a member of the Town of Bel Air Economic and Community Development Commission.

Phillip P. Phillips was appointed Senior Vice President upon joining the Company in March 2010.  Prior to that, Mr. Phillips was a Senior Vice President and Manager of Special Assets at Provident Bank, and M&T Bank through merger, from July 2008 to March 2010. From January 2007 until rejoining Provident Bank, he was a Senior Vice President and Regional Senior Credit Officer for Wells Fargo Bank where he assisted in establishing the Maryland Commercial Lending Office. Mr. Phillips’ banking experience spans 32 years and a variety of Credit and Lending positions at Maryland National Bank, NationsBank, Signet Bank and Provident Bank.  Mr. Phillips is also an Adjunct Professor at Towson University.

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

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not.  This “flattening” of the market yield curve had a negative impact on our net interest margin, which reduced our profitability.  Our net interest margin was 3.32% for the year ended June 30, 2011 compared to 3.40% for the year ended June 30, 2010.  The U.S. Federal Reserve has decided to maintain the federal funds rate at 0 to .25%.  Decreases in interest rates can result in increased prepayments of loans, as borrowers refinance to reduce their borrowing costs.  Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan proceeds into lower-yielding assets, which might also negatively impact our income.  Additionally, if short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our net interest margin, which would have a negative effect on our profitability.  For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Risk Management―Interest Rate Risk Management” in the 2011 Annual Report, filed as Exhibit 13 to this Form 10-K.

We may be more susceptible to increases in interest rates because of the relatively small amount of adjustable-rate loans currently in our portfolio and our heavy reliance on core deposits, especially our money market accounts, which reprice frequently.  At June 30, 2011, $71.5 million, or 38.1% of our total loan portfolio, consisted of adjustable-rate loans.  We attempt to limit our exposure to rises in interest rates through: offering adjustable-rate one-to-four family residential real estate loans; an increased focus on multi-family and commercial real estate lending, which emphasizes the origination of shorter-term adjustable-rate loans; and efforts to originate shorter-term fixed-rate loans.  Our inability to successfully originate adjustable-rate multi-family and commercial real estate loans or shorter-term fixed-rate loans could result in further compression of our net interest margin in a rising interest rate environment, which could hurt our profits.

Our emphasis on multi-family and commercial lending may expose us to increased lending risks.

At June 30, 2011, $56.4 million, or 30.1%, of our loan portfolio consisted of multi-family and commercial real estate loans.  We intend to continue our emphasis on these types of higher-yielding loans to provide us with the opportunity to increase profits.  However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to- four-family residential real estate loans because repayment of the loans often depends on the successful operation of the property and the income stream of borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to- four-family residential real estate loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to- four-family residential real estate loan.

Our level of nonperforming loans expose us to increased lending risks.  Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

At June 30, 2011, our non-performing loans totaled $9.9 million, representing 5.33% of total loans.  If these loans continue to not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results.  Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At June 30, 2011, our allowance for loan losses as a percentage of total loans was 2.25%.  Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries.  Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

The Company may be forced to accept administrative decisions with respect to certain participation loans that might not be in the Company’s best interests and that could cause it to experience losses with respect to such loans that might be larger than it might otherwise incur on a similar portfolio of distressed loans where it was the lead lender.

At June 30, 2011, the Company had approximately $1.5 million in participation loans originated by a bank that has since been placed into receivership, with the FDIC appointed as receiver.  Approximately $41,000 of these loans were classified as nonaccrual loans at June 30, 2011.  The assets and liabilities of that bank, including the loan participations in which the Company has participation interests, have been sold to a successor bank.  That successor bank may have financial interests that differ from those of the Company with respect to the participation loans, and in $311,000 of those loans has the sole right to administer the loan, which includes the right to make decisions with respect to the disposition of collateral securing the loans.  As a result the Company may be forced to accept administrative decisions with respect to such loans that might not be in the Company’s best interests and that could cause it to experience losses with respect to such loans that might be larger than it might otherwise incur on a similar portfolio of distressed loans where it was the lead lender.

A downturn in the local economy or a decline in real estate values could hurt our profits.

Nearly all of our real estate loans are secured by real estate in the Baltimore metropolitan area.  As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which would hurt our profits.  Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits.  Several years ago, there had been significant increases in real estate values in our market area.  As a result of rising home prices, our loans have been well collateralized.  However, in the next few years, these real estate values have declined, in some cases dramatically, which could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.  For a discussion of our market area, see “Business―Market Area.”

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income.  As of June 30, 2011, we held 0.40% of the deposits in the Baltimore-Towson, Maryland Metropolitan Statistical Area, which was the 28th largest market share of deposits out of the 84 financial institutions in the metropolitan statistical area.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.  For more information about our market area and the competition we face, see “Business―Market Area” and “Business―Competition.”

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

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under this Item 1A. Risk Factors.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The following table sets forth the location and certain additional information regarding the Bank’s offices at June 30, 2011.

			Net Book Value
	Year	Owned or	at June 30,	Approximate
	Opened	Leased	2011	Square Footage
			(Dollars in thousands)
Headquarters and Branch Office
1301 Merritt Boulevard	1970	Owned	$310	9,600
Dundalk, Maryland 21222

Branch Office
2028 Joppa Road
Baltimore, Maryland 21234	2007	Leased	2,676	7,000

Branch Office
821 W. 36th Street
Baltimore, Maryland 21211	1988	Owned	99	1,100

Branch Office
12128 Long Green Pike
Glen Arm, Maryland 21057	1988	Leased	15	1,400

Branch Office
11630 Glen Arm Road
Glen Arm, Maryland 21057	2006	Leased	-	400

The net book value of the Bank’s investment in premises and equipment totaled $3.6 million at June 30, 2011.  See Note 6 of Notes to Consolidated Financial Statements.  The branch office located at 7802 Harford Rd, Baltimore, Maryland 21234 was closed in December, 2009 and is included in other assets at June 30, 2011.

Item 3. Legal Proceedings

From time to time, the Company is a party to various legal proceedings incident to its business.  At June 30, 2011, there were no legal proceedings to which the Company was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company.  There are no pending regulatory proceedings to which the Company is a party or to which any of their properties is subject which are currently expected to result in a material loss.

Item 4.  Removed and Reserved

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           The information contained under the section captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2011 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b)           Not applicable.

(c)           The Company did not repurchase any shares of its common stock during the fourth quarter of the fiscal year ended June 30, 2011 and does not have any pending stock repurchase programs.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the forgoing criteria, management has concluded that, as of June 30, 2011, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report..

/s/ Michael J. Dee	/s/ William C. Wiedel, Jr.
Michael J. Dee	William C. Wiedel, Jr.
President and Chief Executive Officer	Senior Vice President and
Chief Financial Officer

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended June 30, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”).

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

(d)  Equity Compensation Plans.  The following table sets forth certain information with respect to the Company’s equity compensation plans.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans
approved by security holders	20,832	$6.29	10,114

Equity compensation plans not
approved by security holders	-	-	-
Total	20,832	$6.29	10,114

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

Item 15.  Exhibits and Financial Statement Schedules

(a)          List of Documents Filed as Part of this Report

(1)         Financial Statements.  The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 to this Annual Report on Form 10-K):

Report of Registered Independent Accounting Firm
Consolidated Statements of Financial Condition as of June 30, 2011 and 2010
Consolidated Statements of Operations for the Years Ended June 30, 2011 and 2010
Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended June 30, 2011 and 2010
Notes to Consolidated Financial Statements

(2)         Exhibits.  The following is a list of exhibits filed as part of this Annual Report on Form 10-K and also constitutes the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Patapsco Bancorp, Inc. and Articles Supplementary (1)
3.2	Bylaws of Patapsco Bancorp, Inc., as amended (2)
4.1	Form of Common Stock Certificate of Patapsco Bancorp, Inc. (3)
4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Patapsco Bancorp, Inc. (4)
4.3	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (4)
4.4	Form of warrant to purchase 300.003 shares of common stock of Patapsco Bancorp, Inc. (4)
4.5	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Patapsco Bancorp, Inc. (4)
4.6	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (4)
10.1	Letter Agreement and related Securities Purchase Agreement – Standard Terms, dated December 19, 2008, between Patapsco Bancorp, Inc. and United States Department of the Treasury (4)
10.2	Form of Waiver executed by each of Michael J. Dee, William C. Wiedel, Jr. and Laurence S. Mitchell (4)
10.3	Form of Letter Agreement between Patapsco Bancorp, Inc. and each of Michael J. Dee, William C. Wiedel, Jr. and Laurence S. Mitchell (4)
10.4	Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan† (5)
10.5	Form of Severance Agreement by and between The Patapsco Bank and Francis Broccolino † (6)
10.6	Form of Amended and Restated Severance Agreement by and between The Patapsco Bank and Laurence S. Mitchell † (7)
10.7	Patapsco Bancorp, Inc. 2000 Stock Option and Incentive Plan† (8)
10.8	Patapsco Bancorp, Inc. 2004 Stock Incentive Plan† (9)
10.9	Employment Agreement by and between The Patapsco Bank and Michael J. Dee† (9)
10.10	Severance Agreement by and between The Patapsco Bank and William C. Wiedel, Jr. † (9)
10.11	Form of Amendment No. 1 to the Amended and Restated Severance Agreement by and between The Patapsco Bank and Laurence S. Mitchell † (10)
10.12	Severance Agreement between The Patapsco Bank and Phillip P. Phillips †
13	Annual Report to Stockholders for the Fiscal Year Ended June 30, 2011
21	Subsidiaries of the Registrant
23	Consent of ParenteBeard LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
99.1	31 C.F.R. § 30.15 Certification of Chief Executive Officer
99.2	31 C.F.R. § 30.15 Certification of Chief Financial Officer

†	Management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000 (File No. 0-28032).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K for the event on July 23, 2008, filed with the SEC on July 25, 2008 (File No. 0-28032).
(3)	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A (File No. 0-28032).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K for the event on December 18, 2008, filed with the SEC on December 23, 2008 (File No. 0-28032).
(5)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1996 (File No. 0-28032).
(6)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005 (File No. 0-28032).
(7)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB/A for the year ended June 30, 2006 filed on December 6, 2006 (File No. 0-28032).
(8)	Incorporated herein by reference from the Company’s Registration Statement on Form S-8 (File No. 333-122300).
(9)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 (File No. 0-28032).
(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-28032).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATAPSCO BANCORP, INC.
October 5, 2011
	By:	/s/ Michael J. Dee
Michael J. Dee
President and Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Dee	October 5, 2011
Michael J. Dee
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ William C. Wiedel, Jr.	October 5, 2011
William C. Wiedel, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Thomas P. O’Neill	October 5, 2011
Thomas P. O’Neill
Chairman of the Board

/s/ Nicole N. Glaeser	October 5, 2011
Nicole N. Glaeser
Director

/s/ William R. Waters	October 5, 2011
William R. Waters
Director

/s/ Gary R. Bozel	October 5, 2011
Gary R. Bozel
Director

/s/ J. Thomas Hoffman	October 5, 2011
J. Thomas Hoffman
Director