Form 10-Q
period 2011-09-30
PATAPSCO BANCORP INC
filed 2011-11-17
CIK 1003961

United States Securities and Exchange Commission
Washington, D. C. 20549

FORM 10 - Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

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

As of November 12, 2011, the issuer had 1,971,843 shares of Common Stock issued and outstanding.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements
Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)
(in thousands except for share and per share data)

	September 30,	June 30,
	2011	2011
Assets:

Cash on hand and due from banks	$3,869	$3,631
Interest bearing deposits in other banks	19,761	24,838
Total cash and cash equivalents	23,630	28,469
Securities available for sale	38,852	39,814
Loans receivable, net of allowance for loan losses of $4,095 and $4,194, respectively	180,511	182,570
Securities required by law, at cost	2,101	2,286
Real estate acquired through foreclosure and other repossessed assets	1,936	1,689
Property and equipment, net	3,528	3,576
Intangible assets	129	142
Accrued interest receivable	906	857
Bank owned life insurance	2,310	2,294
Other assets	2,121	2,933
Total Assets	$256,024	$264,630

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing deposits	$9,586	$10,494
Interest bearing deposits	216,462	220,812
Total deposits	226,048	231,306
Junior subordinated debentures	5,000	5,000
Long-term debt	9,000	12,000
Accrued expenses and other liabilities	1,391	1,971
Total Liabilities	241,439	250,277

Stockholders' equity:
Preferred stock – Series A Cumulative perpetual; $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $1,000 per share; 6,000 shares issued and outstanding	5,849	5,833
Warrant preferred stock – Series B Cumulative perpetual; $0.01 par value; authorized 1,000,000 shares with a liquidation preference of $1,000 per share; 300 shares issued and outstanding	317	319
Common stock - $0.01 par value; authorized 4,000,000 shares; issued and outstanding 1,971,843 shares and 1,939,593 shares, respectively	20	19
Additional paid in capital	7,899	7,876
Retained earnings, substantially restricted	477	267
Accumulated other comprehensive income, net of taxes	23	39
Total Stockholders' Equity	14,585	14,353
Total Liabilities and Stockholders' Equity	$256,024	$264,630

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(in thousands except for per share data)	For Three Months Ended
	September 30,
	2011	2010
Interest income:
Loans receivable, including fees	$2,734	$3,083
Investment securities	260	206
Federal funds sold and other investments	13	14
Total interest income	3,007	3,303

Interest expense:
Deposits	685	949
Long-term debt and junior subordinated debentures	187	264
Total interest expense	872	1,213

Net interest income	2,135	2,090
Provision for loan losses	323	304
Net interest income after provision for loan losses	1,812	1,786
Non-interest income:
Fees and service charges	157	154
Gain on sale of securities available for sale	73	67
Other	22	19
Total non-interest income	252	240
Non-interest expense:
Compensation and employee benefits	923	989
Professional fees	208	139
Federal deposit insurance assessments	94	137
Equipment expense	58	53
Net occupancy expense	139	140
Advertising	4	10
Data processing	97	97
Amortization of core deposit intangible	13	13
Telephone, postage & delivery	71	66
Provision for losses on and cost of real estate acquired through foreclosure	64	30
Other	168	183
Total non-interest expense	1,839	1,857
Income before provision for income taxes	225	169
Provision for income taxes	-	62
Net income	$225	$107
Preferred stock dividends	97	97
Net income available for common shareholders	$128	$10

Basic earnings per common share	$0.07	$0.01
Diluted earnings per common share	$0.07	$0.01

Cash dividends declared per common share	$-	$-

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

 (in thousands)
	For Three Months Ended
	September 30, .
	2011	2010

Net income	$225	$107
Other comprehensive income:
Reclassification adjustments for gains realized in income	(73)	(67)
Unrealized net holding gain/(loss) on securities available for sale	57	(32)
Subtotal	209	8
Tax effect	-	39
Comprehensive income	$209	$47

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)	For the Three Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$225	$107
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	72	57
Gain on sale of securities available for sale	(73)	(67)
Amortization of deferred loan origination fees, net of costs	5	(26)
Provision for loan losses	323	304
(Gain) Loss on sale of real estate acquired through foreclosure	12	(4)
Depreciation	64	68
Amortization of core deposit intangible	13	13
Increase in cash surrender value of bank owned life insurance	(16)	(16)
Decrease in accrued interest receivable and other assets	812	957
Non-cash compensation under stock-based benefit plan	5	1
Increase/(decrease) in accrued expenses and other liabilities	(585)	1,145
Net cash provided by operating activities	857	2,539

Cash flows from investing activities:
Proceeds from maturity of securities available for sale and principal repayments on mortgage-backed securities	5,556	10,469
Purchases of securities available for sale	(7,978)	(10,650)
Proceeds from sale of securities available for sale	3,343	1,526
Loan principal repayments, net of disbursements	1,321	43
Proceeds from sale of real estate acquired through foreclosure	151	66
Net change in investments required by law	185	164
Purchases of property and equipment	(16)	(62)
Net cash provided by investing activities	2,562	1,556

Cash flows from financing activities:
Net increase/(decrease) in deposits	(4,097)	1,708
Decrease in advance payments by borrowers	(1,161)	(1,296)
Repayments on long-term borrowings	(3,000)	-
Net cash provided by/(used in) financing activities	(8,258)	412

Net increase/(decrease) in cash and cash equivalents	(4,839)	4,507
Cash and cash equivalents at beginning of period	28,469	28,043
Cash and cash equivalents at end of period	$23,630	$32,550

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$938	$1,140
Income taxes paid	-	-
Loans transferred to real estate acquired through foreclosure, net	410	-

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1:   Principles of Consolidation

The consolidated financial statements include the accounts of Patapsco Bancorp, Inc. (the “Company" or “Patapsco Bancorp”) and its wholly owned subsidiary, The Patapsco Bank (the “Bank"), the Bank’s wholly owned subsidiaries Prime Business Leasing, PFSL Holding Corp. and Patapsco Financial Services, Inc. All inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

Note 3:   Basis of Presentation and Summary of Significant Accounting Policies

The accompanying consolidated statement of financial condition at June 30, 2011, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”).  However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.  For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-K for the fiscal year ended June 30, 2011.

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

Allowance for Loan Losses

The allowance for loan losses (“allowance”) consists of the allowance for loan losses and the reserve for unfunded lending commitments.  The allowance represents an amount that, in the judgment of management, will be adequate to absorb probable losses on outstanding loans and leases that may become uncollectible.  The allowance represents an estimate made based upon two principles of accounting: (1) ASC Topic 450 “Contingencies”, that requires losses to be accrued when their occurrence is probable and estimable, and (2) ASC Topic 310, “Receivables,” that requires losses be accrued when it is probable that the lender will not collect all principal and interest due under the original terms of the loan.  The adequacy of the allowance is determined through careful evaluation of the loan portfolio.  This determination is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of the current economic environment and other qualitative factors that may be subject to change.  Loans and leases deemed uncollectible are charged against the allowance and recoveries of previously charged-off amounts are credited to it.  The level of the allowance is adjusted through the provision for loan losses that is recorded as a current period expense.  The reserve for unfunded lending commitments represents management’s estimate of loses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition.

The methodology for assessing the appropriateness of the allowance includes a specific allowance, a formula allowance and a nonspecific allowance. The specific allowance is for risk rated credits on an individual basis. The formula allowance reflects historical losses by credit category. The nonspecific allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the specific allowance or the formula allowance.  The factors used in determining the nonspecific allowance include trends in delinquencies, trends in volumes and terms of loans, the size of loans relative to the allowance, concentration of credits, the quality of the risk identification system and credit administration and local and national economic trends.  These factors are applied to each segment of the loan portfolio and consider the characteristics contained thereof.  In response to comments received by our regulators during the most recent examination the Company has integrated the general portion of the allowance for loan losses into each individual loan category.  If circumstances differ materially from the assumptions used in determining the allowance, future adjustments to the allowance may be necessary and results of operations could be affected.  Because events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  The change in methodology did not have a material impact on the allowance for loan losses.

Commercial Lending - The Company originates commercial loans primarily to businesses located in its primary market area and surrounding areas.  These loans are used for various business purposes which include short-term loans, lines of credit to finance machinery and equipment purchases, inventory, and accounts receivable.  Generally, the maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment.  Most business lines of credit are written on demand and may be renewed annually.

Commercial loans are generally secured with short-tem assets.  However, in many cases additional collateral such as real estate is provided as additional security for the loan.  Loan-to-value maximum values have been established by the Company and are specific to the type of collateral.  Collateral values may be determined using invoices, inventory reports, accounts receivable aging reports, collateral appraisals, collateral brokers price opinions (“BPO’s”), etc.

In underwriting commercial loans, an analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of conditions affecting the borrower is performed.  Analysis of the borrower’s past, present, and future cash flows is also an important aspect of the Company’s analysis.

Commercial loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions.

Commercial Real Estate Lending - The Company engages in commercial real estate lending in its primary market area and surrounding areas.  The Company’s commercial real estate loan portfolio is secured primarily by commercial retail space, office buildings, and hotels.  Generally, commercial real estate loans have terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property, and are typically secured by personal guarantees of the borrowers.

In underwriting these loans, the Company performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan.  Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

Commercial real estate loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions.

Commercial Real Estate Construction Lending - The Company engages in commercial real estate construction lending in its primary market area and surrounding areas.  The Company’s commercial real estate construction lending consists of commercial and residential site development loans as well as commercial building construction and residential housing construction loans.

The Company’s commercial real estate construction loans are generally secured with the subject property.  Terms of construction loans depend on the specifics of the project, such as: estimated absorption rates, estimated time to complete, etc.

In underwriting commercial real estate construction loans, the Company performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the project using feasibility studies, market data, etc.  Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

Commercial real estate construction loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions.

Residential Lending - One-to-four family residential loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers, and referrals.  These loans originate primarily within the Company’s market area or with customers primarily from the market area.

The Company offers fixed-rate and adjustable-rate mortgage loans with terms up to a maximum of 30 years for both permanent structures and those under construction.  The Company’s one-to-four-family residential originations are secured primarily by properties located in its primary market area and surrounding areas.  The majority of the Company’s residential loans originate with a loan-to-value of 80% or less.  Loans in excess of 80% are required to have private mortgage insurance.

In underwriting one-to-four family residential loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan.  Properties securing residential loans made by the Company are appraised by independent fee appraisers.  The Company generally requires borrowers to obtain an attorney’s title opinion or title insurance, as well as fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan.  The Company has not engaged in subprime residential originations.

Consumer Lending - The Company offers a variety of secured and unsecured consumer loans, including home equity lines of credit, home equity loans, and loans secured by savings deposits primarily within the Company’s market area or with customers primarily from the market area.

Home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of 90% and a maximum term of 20 years.

In underwriting home equity lines of credit, a thorough analysis of the borrower’s willingness and financial ability to repay the loan as agreed is performed.  The ability to repay is determined by the borrower’s employment history, current financial conditions, and credit background.  The analysis is based primarily on the customer’s ability to repay and secondarily on the collateral or security.

Home equity lines of credit and consumer loans secured by savings deposits generally present a lower level of risk than other types of consumer loans because they are secured by the borrower’s primary residence or deposit accounts held at the Company, respectively.

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

Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful, and loss.  Loans classified special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weakness may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristics that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

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

In addition, federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.  Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Note 4:   Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events,” management has evaluated potential subsequent events through the date the consolidated financial statements were issued for potential recognition or disclosure in the consolidated financial statements.

Note 5:   Recent Accounting Pronouncements

ASU 2011-08 (Testing Goodwill for Impairment)

In September, 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and other.  This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is evaluating the impact of this ASU on its consolidated financial statements.

Accounting Standards Update 2011-05: Comprehensive Income (Topic 220) - Presentation of Comprehensive Income

The provisions of this Accounting Standards Update (ASU) amend ASC Topic 220, “Comprehensive Income,” to facilitate the continued alignment of U.S. Generally Accepted Accounting Principles (GAAP) with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements.

The provisions of this ASU are effective for fiscal years and interim periods beginning after December 15, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 15, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted.  Adoption of this guidance will not have a material impact on the Company’s consolidated financial condition or results of operations.

Accounting Standards Update 2011-04: Fair Value Measurements (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

This ASU amends ASC Topic 820, “Fair Value Measurements”, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes.

For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. For nonpublic entities, the ASU is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted.  Adoption of this guidance will not have a material impact on the Company’s consolidated financial condition or results of operations.

Accounting Standards Update 2011-03: Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements

The ASU was issued to clarify the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, “Transfers and Servicing.” This ASU, entitled “Reconsideration of Effective Control for Repurchase Agreements,” amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control.

This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 15, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. Early adoption is not permitted.  Adoption of this guidance will not have a material impact on the Company’s consolidated financial condition or results of operations.

Note 6:  Securities Available for Sale

Securities available for sale are summarized as follows as of:

	September 30, 2011
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$3,999	$7	$(226)	$3,780
U.S. Government agencies	10,513	4	(1)	10,516
Mortgage-backed securities, residential	2,603	103	-	2,706
Collateralized mortgage obligations, agencies	21,714	193	(57)	21,850
	$38,829	$307	$(284)	$38,852

	June 30, 2011
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$3,000	$-	$(45)	$2,955
U.S. Government agencies	12,530	10	(20)	12,520
Mortgage-backed securities, residential	4,020	78	-	4,098
Collateralized mortgage obligations, agencies	20,199	107	(65)	20,241
	$39,749	$195	$(130)	$39,814

The scheduled maturities of securities available for sale at September 30, 2011 are as follows:

(In thousands)	Amortized Cost	Fair Value
Due in less than one year	$-	$-
Due in one to five years	4,501	4,501
Due after five through ten years	3,503	3,284
Due after ten years	6,508	6,511
Mortgage-backed securities, residential	2,603	2,706
Collateralized mortgage obligations, agencies	21,714	21,850
	$38,829	$38,852

The following table shows the Company’s securities available for sales’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at:
	September 30, 2011
	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$915	$(85)	$988	$(141)	$1,903	$(226)
U.S. Government agencies	999	(1)	-	-	999	(1)
Collateralized mortgage obligations, agencies	4,935	(26)	1,211	(31)	6,146	(57)
Total Temporarily Impaired Securities	$6,849	$(112)	$2,199	$(172)	$9,048	$(284)

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$1,954	$(45)	$-	$-	$1,954	$(45)
U.S. Government agencies	4,480	(20)	-	-	4,480	(20)
Collateralized mortgage obligations, agencies	5,956	(65)	-	-	5,956	(65)
Total Temporarily Impaired Securities	$12,390	$(130)	$-	$-	$12,390	$(130)

All mortgage-backed securities and collateralized mortgage obligations in the portfolio were comprised of securities issued by U.S. Government agencies.

Securities, issued by agencies of the federal government, with a carrying value of $6.3 million and $5.7 million on September 30, 2011 and June 30, 2011, respectively, were pledged to secure the Company’s federal funds accommodation.  Securities, issued by agencies of the federal government, with a carrying value of $15.1 million on September 30, 2011 were pledged to secure the Company’s borrowing capacity at the Federal Reserve’s discount window.

During the three months ended September 30, 2011 and 2010, $3.3 million and $1.5 million in securities were sold at a gross gain of $73,000 and $67,000, respectively, using the specific identification method.

At September 30, 2011, the Company had ten securities in an unrealized loss position.  Unrealized losses detailed above relate to seven collateralized mortgage obligations, one U.S. Government Agency security, and two corporate bonds.  The declines in fair value are considered temporary and are primarily due to interest rate fluctuations.  The Company does not have the intent to sell these securities, and it is more likely than not that it will not be required to sell the securities prior to their recovery.  None of the individual unrealized losses are significant.

The carrying amount of investment securities required by law, which includes Federal Reserve Bank and Federal Home Loan Bank stocks totals $2.1 million and $2.3 million at September 30, 2011 and June 30, 2011, respectively, and such securities are considered restricted as to marketability.  Management evaluates the Company’s restricted stock for impairment in accordance with ASC Topic 350, “Accounting by Certain Entities (Including With Trade Receivables) That Lend to or Finance The Activities of Others.”  Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the issuer as compared to the capital stock amount for the issuer and the length of time this situation has persisted, (2) commitments by the issuer to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuer, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuer.  The Company has concluded that the investment securities required by law are not impaired as of September 30, 2011.

Note 7:  Loans and Related Allowance for Loan Losses

The following tables summarize the activity by segment of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment for the three months ended September 30, 2011 and as of September 30, 2011 and June 30, 2011.

		Commercial
(in thousands)	Commercial	Real Estate	Construction	Residential	Consumer	Total
Allowance for credit losses
Beginning balance, July 1, 2011	$1,512	$1,835	$368	$114	$365	$4,194
Provisions	391	(93)	(18)	47	(4)	323
Charge-offs	(241)	(146)	-	(19)	(34)	(440)
Recoveries	4	-	-	-	14	18
Ending balance, September 30, 2011	$1,666	$1,596	$350	$142	$341	$4,095
Ending balance: individually evaluated for impairment	$1,016	$581	$-	$-	$-	$1,597
Ending balance: collectively evaluated for impairment	$650	$1,015	$350	$142	$341	$2,498

(in thousands)		Commercial
As of September 30, 2011	Commercial	Real Estate	Construction	Residential	Consumer	Total
Loan receivables:
Ending balance	$52,440	$51,060	$11,680	$57,138	$12,288	$184,606
Ending balance: individually evaluated for impairment	$3,273	$4,533	$1,798	$143	$-	$9,747
Ending balance: collectively evaluated for impairment	$49,167	$46,527	$9,882	$56,995	$12,288	$174,859

(in thousands)		Commercial
As of June 30, 2011	Commercial	Real Estate	Construction	Residential	Consumer	Total
Allowance for credit losses:
Ending balance	$1,512	$1,835	$368	$114	$365	$4,194
Ending balance: individually evaluated for impairment	$924	$271	$-	$-	$-	$1,195
Ending balance: collectively evaluated for impairment	$588	$1,564	$368	$114	$365	$2,999

(in thousands)		Commercial
As of June 30, 2011	Commercial	Real Estate	Construction	Residential	Consumer	Total
Loan receivables:
Ending balance	$53,422	$52,367	$12,281	$56,068	$12,626	$186,764
Ending balance: individually evaluated for impairment	$4,064	$3,786	$1,335	$615	$-	$9,800
Ending balance: collectively evaluated for impairment	$49,358	$48,581	$10,946	$55,453	$12,626	$176,964

The following table sets forth information with respect to the Company’s impaired loans by portfolio class as of September 30, 2011 and June 30, 2011:

	September 30, 2011			June 30, 2011.
(in thousands)	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance.	Allowance	Investment	Balance.	Allowance
Impaired loans with no related allowance recorded:
Commercial	$310	$395	$-	$433	$440	$-
Commercial real estate	1,898	1,898	-	2,239	2,702	-
Construction	1,798	2,143	-	1,335	1,681	-
Residential	143	143	-	615	615	-

Impaired loans with an allowance recorded:
Commercial	$2,963	$3,212	$1,016	$3,631	$3,731	$924
Commercial real estate	2,635	2,635	581	1,547	1,547	271

Total impaired loans:
Commercial	$3,273	$3,607	$1,016	$4,064	$4,171	$924
Commercial real estate	4,533	4,533	581	3,786	4,249	271
Construction	1,798	2,143	-	1,335	1,681	-
Residential	143	143	-	615	615	-

Average recorded investment of impaired loans and related interest income recognized for the three months ended September 30, 2011 are summarized as follows:

(in thousands)	Average Recorded	Interest Income
	Investment	Recorded
Impaired loans with no related allowance recorded:
Commercial	$372	$-
Commercial real estate	2,069	-
Construction	1,567	-
Residential	379	-

Impaired loans with an allowance recorded:
Commercial	$3,297	$-
Commercial real estate	2,091	-
Construction	-	-
Residential	-	-

Total impaired loans:
Commercial	$3,669	$-
Commercial real estate	4,160	-
Construction	1,567	-
Residential	379	-

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as a delinquency, bankruptcy, repossession or death occurs to raise awareness of a possible credit event.  The Company’s Commercial Loan Officers are responsible for timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis.  Commercial Business Loans, Commercial Real Estate Loans, Construction Loans, Residential Mortgage Loans and Consumer Loans that are greater than 30 days past due are individually reviewed on a monthly basis and reported to the Board of Directors.  In addition, all Commercial Business, Commercial Real Estate, Construction Loans, Residential and Consumer Loans rated Four through Eight are evaluated with a detailed review, including plans for resolution, and presented to the Watch Committee quarterly.  Loans in the Special Mention, Substandard and Doubtful categories are evaluated for impairment and are given separate consideration in the determination of the allowance.  The Company engages an external consultant to conduct loan reviews every twelve to eighteen months.  Generally, the external consultant randomly reviews relationships within the Commercial Business and Commercial Real Estate portfolios with an emphasis on loans over $500,000, concentrations, criticized assets, non-performing and Regulation O Loans.

The following table sets forth information with respect to the Company’s credit quality indicators as of September 30, 2011 and June 30, 2011.

(in thousands)

Commercial Credit Exposure
Credit Risk Profile by
Internally Assigned Grade
	Commercial		Commercial Real Estate		Construction		Residential
	September 30,	June 30,	September 30,	June 30,	September 30,	June 30,	September 30,	June 30,
	2011	2011	2011	2011	2011	2011	2011	2011
Pass	$42,088	$43,887	$39,687	$40,960	$6,980	$7,556	$56,939	$55,297
Special Mention	4,699	1,459	1,214	1,212	2,592	2,826	55	56
Substandard	4,725	7,031	8,716	9,067	2,108	1,899	144	715
Doubtful	928	1,045	1,443	1,128	-	-	-	-
Total	$52,440	$53,422	$51,060	$52,367	$11,680	$12,281	$57,138	$56,068

Consumer Credit Exposure
Credit Risk Profile by
Internally Assigned Grade

	Consumer
	September 30,	June 30,
	2011	2011
Performing	$12,234	$12,586
Nonperforming	54	40
Total	$12,288	$12,626

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2011 and June 30, 2011:

	September 30, 2011
(in thousands)			Greater Than
	30-59	60-89	90 Days	Total		Non-
	Days	Days	and Still	Past		Accrual	Total
	Past Due	Past Due	Accruing	Due	Current	Loans	Loans
Commercial	$784	$2,507	$-	$3,291	$45,796	$3,353	$52,440
Commercial real estate	1,214	-		1,214	45,313	4,533	51,060
Construction	-	-	-	-	9,882	1,798	11,680
Residential	77	-	-	77	56,918	143	57,138
Consumer	142	161	-	303	11,930	55	12,288
Total	$2,217	$2,668	$-	$4,885	$169,839	$9,882	$184,606

	June 30, 2011
(in thousands)			Greater Than
	30-59	60-89	90 Days	Total		Non-
	Days	Days	and Still	Past		Accrual	Total
	Past Due	Past Due	Accruing	Due	Current	Loans	Loans

Commercial	$648	$2,048	$-	$2,696	$46,556	$4,170	$53,422
Commercial real estate	337	-	-	337	48,244	3,786	52,367
Construction	-	-	-	-	10,946	1,335	12,281
Residential	363	56	-	419	55,034	615	56,068
Consumer	165	41	-	206	12,380	40	12,626
Total	$1,513	$2,145	$-	$3,658	$173,160	$9,946	$186,764

The following table summarizes information relative to troubled debt restructurings by loan portfolio class:

(in thousands)	Pre-Modification Outstanding Recorded	Post-Modification Outstanding Recorded
	Investment	Investment
September 30, 2011:
Commercial	$4,283	$3,445
Commercial real estate	$2,941	$2,960
Construction	$1,722	$1,756

As of September 30, 2011, charge-offs associated with troubled debt restructured loans while under a forbearance agreement totaled $250,000.  As of September 30, 2011, there were no defaulted troubled debt restructures as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  Three forbearance agreements were negotiated during fiscal year 2009, two were negotiated during fiscal year 2010 and modified during fiscal year 2011, while three were negotiated in fiscal year 2011, prior to June 30, 2011.

There are forbearance agreements on all loans currently classified as troubled debt restructures.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced, and/or the loan will be repaid as collateral is sold.

As a result of adopting the amendments in Accounting Standards Update No. 2011-02, the Company reassessed all troubled debt restructurings that occurred on or after the beginning of the current fiscal year of July 1, 2011, for identification as troubled debt restructurings.  The Company identified no loans for which the allowance for loan losses had previously been measured under a general allowance of credit losses methodology that are now considered troubled debt restructurings in accordance with Account Standards Updated No. 2011-02.

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

On May 6, 2010, the Company’s Board of Directors determined to suspend interest payments on the trust preferred securities.  The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Richmond as required by recent regulatory policy guidance.  The Company currently has sufficient capital and liquidity to pay the scheduled interest payments; however, the Company believes this decision will better support the capital position of The Patapsco Bank, a wholly owned subsidiary of the Company.  At September 30, 2011, cumulative unpaid interest totaled $490,000.  This amount has been accrued in the consolidated financial statements.

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

On May 6, 2010, the Company’s Board of Directors determined to suspend payment of regular quarterly cash dividends on the $6.0 million in Series A Preferred Stock and $300,000 in Series B Preferred Stock.  The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Richmond as required by recent regulatory policy guidance.  The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the preferred stock; however, the Company believes this decision will better support the capital position of The Patapsco Bank, a wholly owned subsidiary of the Company.  At September, 2011, cumulative unpaid dividends totaled $491,000.  This amount has not been accrued in the consolidated financial statements.

Note 10:   Regulatory Capital Requirements

At September 30, 2011, the Bank met each of the three minimum regulatory capital requirements.  The holding company ratios do not differ significantly from the Bank’s ratios.  The following table summarizes the Bank’s regulatory capital position at September 30, 2011.

					Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Total Capital (to Risk Weighted Assets)	$21,724	13.28%	$13,084	8.00%	$16,355	10.00%

Tier 1 Capital (to Risk Weighted Assets)	$19,654	12.02%	$6,542	4.00%	$9,813	6.00%

Tier 1 Capital (to Average Assets)	$19,654	7.55%	$10,406	4.00%	$13,008	5.00%

The following table summarizes the Bank’s regulatory capital position at June 30, 2011.

					Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Total Capital (to Risk Weighted Assets)	$21,432	12.94%	$13,250	8.00%	$16,563	10.00%

Tier 1 Capital (to Risk Weighted Assets)	$19,335	11.67%	$6,625	4.00%	$9,938	6.00%

Tier 1 Capital (to Average Assets)	$19,335	7.26%	$10,659	4.00%	$13,323	5.00%

Note 11:  Earnings Per Share

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended September 30,
	2011	2010
(in thousands except for per share data)

Net income available for common shareholders	$128	$10

Basic weighted average shares outstanding	1,979	1,941
Basic earnings per share	$0.07	$0.01

Dilutive shares	-	-
Diluted weighted average shares outstanding	1,979	1,941
Diluted earnings per share	$0.07	$0.01

At September 30, 2011, there were 20,832 stock options outstanding all of which had exercise prices above the market price of the Company’s common stock on the same date.

Note 12: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit issued by the Company.  Standby letters of credit are conditional written commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company, generally, holds collateral and/or personal guarantees supporting these commitments.  The Company had $1,421,000 of standby letters of credit as of September 30, 2011 and $1,421,000 outstanding as of June 30, 2011.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.   The amount of the liability as of September 30, 2011 and June 30, 2011 for guarantees under standby letters of credit issued is not material.

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

A summary of share option activity for the three month period ended September 30, 2011 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Months	Aggregate Intrinsic Value (000s)
Outstanding at June 30, 2011	20,832	$6.29	1.11	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	20,832	$6.29	-
Outstanding at September 30, 2011	-	-	-	$-
Exercisable at September 30, 2011	-	-

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

In May 2009, the Board of Directors voted to terminate the directors deferred compensation portion of the Plan.  Accordingly, 57,255 deferred shares were distributed to the respective directors in May 2010, and are now included as issued shares.  The remaining portion of the Plan continues to remain in effect.  As of September 30, 2011 there are 10,000 non-vested shares outstanding under this Plan.

A summary of the status of the Company’s non-vested shares as of September 30, 2011 is presented below:

	Common Shares	Weighted Average Grant-Date Fair Value

Non-vested as of June 30, 2011	2,250	$7.10
Awards Granted	10,000	0.84
Vested	2,250	7.10
Forfeited	-	-
Non-vested at September 30, 2011	10,000	$0.84

As of September 30, 2011 there was $7,000 of total unrecognized compensation costs related to non-vested share-based compensation.  The cost is expected to be recognized over a weighted average period of 32 months.  At grant date, vesting of the shares was “cliff” vesting at the end of either a two or three year period.  Compensation expense totaling $1,000 has been recognized in the three month periods ended September 30, 2011 and 2010, respectively, as a result of these awards.

Note 15:  Fair Value Measurements

ASC Topic 825 “Financial Instruments” requires the Company to disclose estimated fair values for certain on- and off- balance sheet financial instruments.  Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments as of September 30, 2011 and June 30, 2011.

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

The carrying amount and estimated fair value of financial instruments is summarized as follows at:

	September 30, 2011		June 30, 2011
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$23,630	$23,630	$28,469	$28,469
Securities available for sale	38,852	38,852	39,814	39,814
Loans receivable, net	180,511	198,041	182,570	191,181
Securities required by law	2,101	2,101	2,286	2,286
Accrued interest receivable	906	906	857	857
Liabilities:
Deposits	226,048	226,421	231,306	231,358
Long-term debt	14,000	13,570	17,000	15,828
Accrued interest payable	556	556	622	622
Off balance sheet instruments:
Commitments to extend credit	-	-	-	-

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

Loans Receivable
Loans receivable were segmented into portfolios with similar financial characteristics.  Loans were also segmented by type such as commercial, commercial real estate, construction, residential and consumer.  The fair value of loans was calculated by discounting anticipated cash flows based on weighted average contractual maturity, weighted average coupon and market rates.

Impaired Loans
The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement.  All non-accrual loans are considered impaired.  The measurement of impaired loans is based on the present value of the expected cash flows discounted at the historical effective interest rate, the market price of the loan, or the fair value of the underlying collateral.  Collateral values are estimated utilizing methods such as appraisals or broker price opinions and taking into consideration the timing of the valuation, the nature of the collateral and such other information as is deemed appropriate.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances of $5.6 million and $5.2 million less their specific valuation allowances of $1.6 million and $1.2 million as determined in accordance with ASC Topic 310 “Receivables” at September 30, 2011 and June 30, 2011, respectively.

Real Estate Acquired Through Foreclosure and Other Repossessed Assets
Real estate acquired through foreclosure and other repossessed assets are initially recorded at the estimated fair value, net of estimated selling costs, and subsequently at the lower of carrying cost or fair value less estimated costs to sell.  Fair value is determined utilizing third party appraisals, broker price opinions or other similar methods.  Fair value is updated at least annually and more often if circumstances dictate.

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

The Company complies with ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines the concept of fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  ASC Topic 820 applies only to fair value measurements required or permitted under current accounting pronouncements, but does not require any new fair value measurements.  Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date.  The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets.  The disclosure’s emphasis is on the inputs used to measure fair value and the effect of the measurement on earnings for the period.

ASC Topic 820 clarifies how an entity would determine fair value in an inactive market and defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  ASC Topic 820 provides additional guidance in determining when the volume and level of activity for the asset or liability has significantly decreased.  It also includes guidance on identifying circumstances when a transaction may not be considered orderly.  ASC Topic 820 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value.  This guidance clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly.  In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly.  The guidance provides a list of circumstances that may indicate that a transaction is not orderly.  A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

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

There were no transfers of assets between fair value Level 1 and Level 2 for the quarter ended September 30, 2011.

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

	At September 30, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Corporate bonds	$3,780	$-	$3,780	$-
U.S. Government agencies	10,516	-	10,516	-
Mortgage-backed securities, residential	2,706	-	2,706	-
Collateralized mortgage obligations, agencies	21,850	-	21,850	-
Total securities available for sale	$38,852	$-	$38,852	$-

Measured at fair value on a nonrecurring basis:
Impaired Loans	$4,001	$-	$-	$4,001
Repossessed real estate and other assets	$24	$-	$-	$24

	At June 30, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Corporate bonds	$2,955	$-	$2,955	$-
U.S. Government agencies	12,520	-	12,520	-
Mortgage-backed securities, residential	4,098	-	4,098	-
Collateralized mortgage obligations, agencies	20,241	-	20,241	-
Total securities available for sale	$39,814	$-	$39,814	$-

Measured at fair value on a nonrecurring basis:
Impaired loans	$3,983	$-	$-	$3,983
Repossessed real estate and other assets	$24	$-	$-	$24

Note 16:  Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation.  Such reclasses had no impact on the Company’s operations and stockholders’ equity.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's results of operations depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other investments, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and advances from the Federal Home Loan Bank of Atlanta and junior subordinated debentures.  The net interest income earned on interest-earning assets ("net interest margin") and the ratio of interest-earning assets to interest-bearing liabilities have a significant impact on net interest income.  The Company's net interest margin is affected by regulatory, economic and competitive factors that influence interest rates, loan and deposit flows.  The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.  The Company's results of operations are also significantly impacted by the amount of its non-interest income, including loan fees and service charges, and levels of non-interest expense, which consists principally of compensation and employee benefits, insurance premiums, professional fees, equipment expense, occupancy costs, advertising, data processing and other operating expenses.

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

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, competition and the Risk Factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The allowance for loan losses (“allowance”) represents an amount, that in the judgment of management, will be adequate to absorb probable losses on outstanding loans and leases that may become uncollectible.  The allowance represents an estimate made based upon two principles of accounting: (1) ASC Topic 450, “Contingencies”, that requires losses to be accrued when their occurrence is probable and estimable, and (2) ASC 310, “Receivables”, that requires losses be accrued when it is probable that the lender will not collect all principal and interest due under the original terms of the loan.  The adequacy of the allowance is determined through careful evaluation of the loan portfolio.  This determination is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of the current economic environment that may be subject to change.  Loans and leases deemed uncollectible are charged against the allowance and recoveries of previously charged-off amounts are credited to it.  The level of the allowance is adjusted through the provision for loan losses that is recorded as a current period expense.

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

In accordance with the provisions of ASC 310, the Company determines and recognizes impairment of certain loans.  A loan is determined to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  A loan is not considered impaired during a period of insignificant delay in payment if the Company expects to collect all amounts due, including past-due interest.  The Company generally considers a period of insignificant delay in payment to include delinquency up to and including 90 days.  ASC Topic 310 requires that impairment in a loan be measured at the present value of its expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Marketable equity securities and debt securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are acquired as part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available for sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses, using the specific identification method, are included as a separate component of non-interest income. Related interest and dividends are included in interest income.  Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value through either a charge to earnings or recognized in other comprehensive income depending upon the nature of the loss.  Management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  These steps are done before assessing whether the entity will recover the cost basis of the investment.  Other factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency or a significant deterioration in the financial condition of the issuer.

Deferred income taxes are reported for temporary differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes.  Deferred taxes are computed using the asset and liability method.  Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the consolidated financial statements carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution’s income tax returns.  Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards.  After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance.  A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability.  Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law.  Based upon the available evidence, the Company recorded a valuation allowance of $2.2 million at June 30, 2011.   Subsequent to recording this valuation allowance, the deferred tax asset balance was zero at June 30, 2011 and September 30, 2011.  The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale.  The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date.

Comparison of Financial Condition at September 30, 2011 and June 30, 2011

The Company’s assets decreased $8.6 million to $256.0 million at September 30, 2011 compared to $264.6 million at June 30, 2011.  Net loans declined $2.1 million or 1.1% to $180.5 million at September 30, 2011 from $182.6 million at June 30, 2011.  Growth in residential mortgage loans of $1.1 million was more than offset by decreases in commercial mortgages of $1.3 million, construction loans of $601,000, consumer loans of $338,000 and commercial business loans of $982,000.  Such decreases were due primarily to soft loan demand.

Securities available for sale decreased $962,000 to $38.9 million at September 30, 2011 from $39.8 million at June 30, 2011 as maturities of $4.0 million, sales of $3.3 million and pay-downs of the mortgage-backed securities of $1.6 million, as well as the decline in loan balances, were replaced by new purchases of investment securities of $8.0 million.

Real estate acquired through foreclosure increased $247,000 to $1.9 million as of September 30, 2011 as there were six properties totaling $410,000 in additions and $151,000 that sold at a $12,000 loss.

Total deposits declined $5.3 million, or 2.3%, to $226.0 million at September 30, 2011 from $231.3 million at June 30, 2011.  Interest-bearing deposits decreased $4.4 million, or 2.0%, to $216.5 million at September 30, 2011 from $220.8 million at June 30, 2011.  Noninterest-bearing deposits declined $908,000 to $9.6 million at September 30, 2011.  Long-term debt declined $3.0 million to $9.0 million at September 30, 2011 from $12.0 million at June 30, 2011.

Stockholders’ equity increased by $232,000 from $14.4 million at June 30, 2011 to $14.6 million at September 30, 2011 primarily reflecting the earnings during the current year-to-date period.

Comparison of Operating Results for the Quarter Ended September 30, 2011 and September 30, 2010

Net Income. The Company recorded net income available to common shareholders of $128,000, or $0.07 per common share, for the quarter ended September 30, 2011 compared to net income of $10,000, or $0.01 per share for the quarter ended September 30, 2010. The improvement in earnings in the current quarter was the result of improvement in net interest income as the impact of a lower cost of funds more than offset the negative impact of the shift in earnings assets from loans to investments.  In addition, income tax expense was zero in the current quarter as The Company fully reserved for deferred tax assets at June 30, 2011.  Accordingly, taxes on the current quarter’s earnings were offset by a reversal of the related portion of this reserve.

Net Interest Income.  The Company’s net interest income increased by $45,000, or 2.2%, to $2.14 million for the quarter ended September 30, 2011 compared to $2.09 million for the same quarter in 2010.  The slight increase in net interest income during the comparable three-month period was due to a 9 basis point improvement in the net interest margin from 3.31% in the quarter ended September 30, 2010 to 3.40% in the current quarter, which was almost completely offset by a $13.9 million decline in average loans.  The increase in the net interest margin was the result of the lower cost of deposits and borrowings.

 Interest Income.  Total interest income decreased by $296,000, or 9%, to $3.0 million for the quarter ended September 30, 2011 from $3.3 million for the quarter ended September 30, 2010.  The decreases in interest income during the three month period was due to lower rates of interest earned in addition to a lower level of earning assets.  The impact of lower market interest rates in the current three month period had a negative effect on the yields on earning assets.  In addition, a shift in the mix of earning assets from loans to lower yielding investments and a decline in the yield on loans negatively affected the yield on average earning assets.

 Interest income on loans receivable decreased by $349,000, or 11%, to $2.7 million for the quarter ended September 30, 2011 from $3.1 million for the quarter ended September 30, 2010.  The decreases in interest income on loans for the quarter was due to lower yields as well as lower average loan balances.  The lower yields were due to the decline in market interest rates mentioned above.  The lower loan volumes were due to a continued drop in loan demand over the previous year.

 Interest income on investment securities, including investments required by law, increased $54,000, or 26%, to $260,000 in the three month period ended September 30, 2011, as the increase in volumes for the respective periods more than offset the declines in the yield over the same periods.

Interest income on federal funds sold and other investments was flat at $13,000, in the three month period ended September 30, 2011.

Interest Expense. Total interest expense decreased by $341,000, or 28%, to $872,000 for the quarter ended September 30, 2011 from $1.2 million for the quarter ended September 30, 2010.    The decline in interest expense during the comparable three month periods was due to lower rates paid on interest-bearing liabilities as well as a lower volume of borrowings.

Interest expense on deposits decreased by $264,000, or 28%, to $685,000 in the current quarter from $949,000 in the previous year’s comparable quarter.  The decrease in interest expense on deposits in the quarterly periods was due to a decline in rates paid on deposits.  The lower rates paid on deposits reflect the lower rate environment in the current periods as well as a continued moderation of the competitive pressures.

Interest expense on long-term borrowings decreased $77,000, or 29%, to $187,000 for the quarter ended September 30, 2011.  The decreases in interest expense in the comparable three month periods were due to lower average balances outstanding.

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

	Three Months Ended September 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, including fees (2)	$185,992	$2,734	5.75%	$199,882	$3,083	6.08%
Securities, including securities required by law	42,584	260	2.39%	27,410	206	3.01%
Federal funds sold and other investments	20,503	13	0.26%	23,054	14	0.23%
Total interest earning assets	249,079	3,007	4.72%	250,346	3,303	5.21%
Non-interest-earning assets	11,220			18,749
Total assets	$260,299			$269,095

Interest-bearing liabilities:
Interest bearing deposits	$218,129	685	1.25%	$218,246	949	1.72%
Long-term borrowings	16,380	187	4.46%	22,100	264	4.68%
Total interest-bearing liabilities	234,509	872	1.47%	240,346	1,213	2.00%
Non-interest-bearing liabilities	11,099			11,026
Total liabilities	245,608			251,372
Stockholders' equity	14,691			17,723
Total liabilities and stockholders’ equity	$260,299			$269,095

Net Interest Income		$2,135			$2,090
Interest rate spread			3.25%			3.21%
Net interest margin			3.40%			3.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.21%			104.16%

(1)  Yields and rates are annualized.
(2)   Includes nonaccrual loans.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for loan losses.  The components of the allowance for loan losses represent an estimation done pursuant to either ASC Topic 450 and ASC 310.  The adequacy of the allowance for loan losses is determined through a continuous review of the loan portfolio and considers factors such as prior loss experience, type of collateral, industry standards, amount and type of past due loans in the Company’s loan portfolio, current economic conditions, both national and local, and other factors unique to particular loans and leases in the portfolio.  The Company’s management periodically monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio.

The provision for loan losses was $323,000 in the quarter ended September 30, 2011, compared to $304,000 for the quarter ended September 30, 2010.  The Company’s allowance for loan losses as a percentage of total loans was 2.22% as of September 30, 2011 versus 2.25% at June 30, 2011.  Patapsco Bancorp’s allowance for loan losses as a percentage of nonperforming loans was 41.4% at September 30, 2011 as compared to 42.2% at June 30, 2011.  Setting the allowance at this level takes into consideration that 95% of non-performing loans are collateralized by real estate at September 30, 2011.  In consideration of the appropriate level for the allowance for loan losses, downward adjustments were made to values established by real estate appraisals, where warranted, taking into consideration the age of the appraisal and the nature of the collateral.  These adjusted appraisal values, which required management’s judgment, were used to develop estimated losses and related specific loss reserves within the allowance for loan losses.  The Company has concluded, after a thorough analysis of the nonperforming loan portfolio, watch list loans, delinquencies and other factors, that the allowance is adequate at September 30, 2011.

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.
	September 30,	June 30,
(in thousands)	2011	2011
Loans accounted for on a non-accrual basis (1)	$9,882	$9,946
Accruing loans that are contractually past due 90 days or more	-	-
Total non-performing loans	9,882	9,946
Other non-performing assets (2)	1,936	1,689
Total non-performing assets	$11,818	$11,635

(1)
Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely.  Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.  Of the $9,882 and $9,946 of non-accrual loans, $8,161 and $5,324 were considered troubled debt restructurings as of September 30, 2011 and June 30, 2011, respectively.

(2)	Other nonperforming assets represent property acquired through foreclosure or repossession.

Refer to Note 7 of the Consolidated Financial Statements for a discussion of troubled debt restructurings.

The following table reflects the activity in non-performing loans for the three months ended September 30, 2011:

(in thousands)

Balance June 30, 2011	$9,946
Added to non-accrual during the quarter	1,928
Paid off/down	(1,107)
Brought to accrual status	(111)
Transferred to real estate acquired through foreclosure	(410)
Charged-Off	(373)
Net change in non-accrual Consumer & Residential Mortgages, and all other	9
Balance September 30, 2011	$9,882

           At September 30, 2011, non-accrual construction loans totaled $1.8 million and consisted of a $1.2 million commercial land development loan and a $564,000 residential land development loan.  Non-accrual commercial real estate loans include a $1.8 million strip shopping center loan, $1.1 million residential investment loan, $857,000 warehouse building loan, and $789,000 in mixed use commercial mortgage loans.  Non-accrual commercial loans include a $2.5 million loan supporting a borrower’s various business interests including commercial properties.

 Noninterest Income.  The Company’s non-interest income consists of deposit fees, service charges, income from bank owned life insurance (“BOLI”) and gains.  Total non-interest income increased by $12,000, or 5.0%, to $252,000 in the three month period ended September 30, 2011 due to a $3,000 increase in deposit service fees and $6,000 more in gains on the sale of securities available for sale in the current quarter.

 Noninterest Expenses. Total non-interest expenses decreased by $18,000, or 1.0%, to $1.84 million for the quarter ended September 30, 2011 from $1.86 million for the quarter ended September 30, 2010.  Compensation costs decreased $66,000, or 6.7%, as staff costs were lower due to staff reductions and open positions.  Federal deposit insurance assessments were $43,000 lower due to lower rates that went into effect April 1, 2011.  These declines were partially offset by increases in professional fees and provision for losses on and cost of real estate acquired through foreclosure.  Professional fees were $69,000, or 50%, higher due to legal costs associated with increased foreclosure activity.  The provision for losses on and cost of real estate acquired through foreclosure increased $34,000 to $64,000 in the current quarter from $30,000 in the previous year’s quarter.

Income Taxes.  Income tax expense was zero versus a tax expense of $62,000 (or 36.7% of pre-tax income) for the three month periods ended September 30, 2011 and 2010, respectively.  Income tax expense was zero in the current quarter as the Company fully reserved for its deferred tax asset as of June 30, 2011.  Accordingly, taxes on the current quarter’s earnings were offset by a reversal of the related portion of this reserve.

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

The Company's most liquid assets are cash on hand and due from banks, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At September 30, 2011, the Company's cash on hand and due from banks and interest-bearing deposits totaled $23.6 million. In addition, the Company has approximately $38.9 million of investment securities classified as available for sale, $15.1 million of which are pledged as collateral at the Federal Reserve Bank’s discount window and $6.3 million of which are pledged as collateral for the Company’s federal funds line of credit.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $10.3 million and unused lines of credit of $9.4 million. Certificates of deposit that are scheduled to mature in less than one year at September 30, 2011 totaled $40.5 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Bank had $66.1 million in borrowing capacity with the Federal Home Loan Bank of Atlanta, with $9.0 million in borrowings outstanding, at September 30, 2011.  These borrowings are secured by the Bank’s stock in the Federal Home Loan Bank of Atlanta and other eligible assets.  In addition, the Bank has $13.9 million in borrowing capacity at the Fed’s discount window at September 30, 2011.  And finally, the Bank has a $4.0 million line of credit, none of which was outstanding at September 30, 2011, with Pacific Coast Bankers Bank.

As discussed in Note 10 - Regulatory Capital Requirements, the Bank and the holding company exceeded all regulatory minimum capital requirements.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	September 30, 2011	June 30, 2011
(in thousands)
Commitments to originate new loans	$10,321	$8,645
Undisbursed lines of credit	9,367	10,230
Financial standby letters of credit	1,421	1,421

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

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
For information regarding the Company's risk factors, see Item 1A in the Company's Annual Report on Form 10-K for the year ended June 30, 2011.  There have been no material changes to the Risk Factors disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended June 30, 2011.

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
101*
The following materials from Patapsco Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) related Notes, tagged as blocks of text.

(1)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000 (File No. 0-28032).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K for the event on July 23, 2008, filed with the SEC on July 25, 2008 (File No. 0-28032).
(3)	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A (File No. 0-28032).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K for the event on December 18, 2008, filed with the SEC on December 23, 2008 (File No. 0-28032).
*	Furnished, not filed.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATAPSCO BANCORP, INC.

Date: November 14, 2011
/s/ Michael J. Dee
Michael J. Dee
President and Chief Executive Officer

/s/ William C. Wiedel, Jr.
William C. Wiedel, Jr.
Senior Vice President and Chief Financial Officer