Form 10-Q
period 2011-12-31
PATAPSCO BANCORP INC
filed 2012-02-13
CIK 1003961

United States Securities and Exchange Commission

Washington, D. C. 20549

FORM 10 - Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of February 13, 2012, the issuer had 1,971,843 shares of Common Stock issued and outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

(in thousands except for share and per share data)

	December 31,	June 30,
	2011	2011
Assets:

Cash on hand and due from banks	$4,131	$3,631
Interest bearing deposits in other banks	15,364	24,838
Total cash and cash equivalents	19,495	28,469
Securities available for sale	42,331	39,814
Loans receivable, net of allowance for loan losses of $4,919 and $4,194, respectively	179,418	182,570
Securities required by law, at cost	1,823	2,286
Real estate acquired through foreclosure and other repossessed assets	2,430	1,689
Property and equipment, net	3,472	3,576
Intangible assets	116	142
Accrued interest receivable	701	857
Bank owned life insurance	2,327	2,294
Other assets	2,027	2,933
Total Assets	$254,140	$264,630

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing deposits	$9,816	$10,494
Interest bearing deposits	215,188	220,812
Total deposits	225,004	231,306
Junior subordinated debentures	5,000	5,000
Long-term debt	9,000	12,000
Accrued expenses and other liabilities	1,761	1,971
Total Liabilities	240,765	250,277

Stockholders' equity:
Preferred stock – Series A Cumulative perpetual; $0.01 par value;
authorized 1,000,000 shares with a liquidation preference of $1,000 per
share; 6,000 shares issued and outstanding	5,868	5,833
Warrant preferred stock – Series B Cumulative perpetual; $0.01 par value; authorized 1,000,000 shares with a liquidation preference of
$1,000 per share; 300 shares issued and outstanding	315	319
Common stock - $0.01 par value; authorized 4,000,000
shares; issued and outstanding 1,971,843 shares and
1,939,593 shares, respectively	20	19
Additional paid in capital	7,899	7,876
(Accumulated deficit)/Retained earnings, substantially restricted	(525)	267
Accumulated other comprehensive (loss)/income, net of taxes	(202)	39
Total Stockholders' Equity	13,375	14,353
Total Liabilities and Stockholders' Equity	$254,140	$264,630

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands except for per share data)	For Three Months Ended		For Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Interest income:
Loans receivable, including fees	$2,566	$2,990	$5,300	$6,073
Investment securities	236	205	496	411
Federal funds sold and other investments	11	16	24	30
Total interest income	2,813	3,211	5,820	6,514

Interest expense:
Deposits	634	888	1,319	1,837
Long-term debt and junior subordinated debentures	165	217	352	481
Total interest expense	799	1,105	1,671	2,318

Net interest income	2,014	2,106	4,149	4,196
Provision for loan losses	1,273	994	1,596	1,298
Net interest income after provision for loan losses	741	1,112	2,553	2,898
Non-interest income:
Fees and service charges	166	176	323	330
Gain on sale of securities available for sale	-	-	73	67
Loss on sale of other assets	-	(22)	-	(22)
Other	19	21	41	40
Total non-interest income	185	175	437	415
Non-interest expense:
Compensation and employee benefits	894	953	1,817	1,942
Professional fees	261	157	469	296
Federal deposit insurance assessments	86	133	180	270
Equipment expense	53	56	111	109
Net occupancy expense	133	133	272	273
Advertising	5	10	9	20
Data processing	103	93	200	190
Amortization of core deposit intangible	13	13	26	26
Telephone, postage & delivery	64	70	135	136
Provision for losses on and cost of real estate acquired through foreclosure	91	56	155	86
Other	209	192	377	375
Total non-interest expense	1,912	1,866	3,751	3,723
Loss before benefit from income taxes	(986)	(579)	(761)	(410)
Benefit from income taxes	-	(231)	-	(169)
Net loss	$(986)	$(348)	$(761)	$(241)
Preferred stock dividends	97	97	194	194
Net loss avaliable to common shareholders	$(1,083)	$(445)	$(955)	$(435)

Basic loss per common share	$(0.55)	$(0.23)	$(0.48)	$(0.22)
Diluted loss per common share	$(0.55)	$(0.23)	$(0.48)	$(0.22)
Cash dividends declared per common share	$-	$-	$-	$-

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	For Three Months Ended		For Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net loss	$(986)	$(348)	$(761)	$(241)
Other comprehensive loss:
Reclassification adjustments for gains realized in income	-	-	(73)	(67)
Unrealized net holding loss on securities available for sale	(225)	(267)	(168)	(300)
Subtotal	(1,211)	(615)	(1,002)	(608)
Tax effect	-	(105)	-	(145)
Comprehensive loss	$(1,211)	$(510)	$(1,002)	$(463)

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)	For the Six Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(761)	$(241)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premiums and discounts, net	154	124
Gain on sale of securities available for sale	(73)	(67)
Amortization of deferred loan origination fees, net of costs	-	2
Provision for loan losses	1,596	1,298
Decrease in value of real estate acquired through foreclosure	167	-
Gain on sale of real estate acquired through foreclosure	(12)	(10)
Depreciation	127	137
Amortization of core deposit intangible	26	26
Increase in cash surrender value of bank owned life insurance	(33)	(33)
Loss on sale of other assets	-	22
Decrease in accrued interest receivable and other assets	1,110	1,153
Non-cash compensation under stock-based benefit plan	5	3
Increase/(decrease) in accrued expenses and other liabilities	(214)	258
Net cash provided by operating activities	2,092	2,672

Cash flows from investing activities:
Proceeds from maturity of securities available for sale and principal repayments on mortgage-backed securities	12,782	15,989
Purchases of securities available for sale	(18,982)	(29,017)
Proceeds from sale of securities available for sale	3,343	1,526
Loan principal repayments, net of disbursements	551	2,937
Proceeds from sale of real estate acquired through foreclosure	102	1,279
Net change in investments required by law	463	194
Purchases of property and equipment	(23)	(70)
Net cash used in investing activities	(1,764)	(7,162)

Cash flows from financing activities:
Net increase/(decrease) in deposits	(5,366)	9,770
Decrease in advance payments by borrowers	(936)	(1,082)
Repayments on long-term borrowings	(3,000)	(5,100)
Net cash provided by/(used in) financing activities	(9,302)	3,588

Net decrease in cash and cash equivalents	(8,974)	(902)
Cash and cash equivalents at beginning of period	28,469	28,043
Cash and cash equivalents at end of period	$19,495	$27,141

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,533	$2,238
Income taxes paid	-	-
Loans transferred to real estate acquired through foreclosure, net	998	265

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

Note 3: Basis of Presentation and Summary of Significant Accounting Policies

The accompanying consolidated statement of financial condition at June 30, 2011, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-K for the fiscal year ended June 30, 2011.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay off are stated at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Consumer loans are generally charged off after they become more than 90 days past due. All other loans are charged off when management concludes that they are uncollectible.

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

Allowance for Loan Losses

The allowance for loan losses (“allowance”) consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance represents an amount that, in the judgment of management, will be adequate to absorb probable losses on outstanding loans and leases that may become uncollectible. The allowance represents an estimate made based upon two principles of accounting: (1) ASC Topic 450 “Contingencies”, that requires losses to be accrued when their occurrence is probable and estimable, and (2) ASC Topic 310, “Receivables,” that requires losses be accrued when it is probable that the lender will not collect all principal and interest due under the original terms of the loan. The adequacy of the allowance is determined through careful evaluation of the loan portfolio. This determination is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of the current economic environment and other qualitative factors that may be subject to change. Loans and leases deemed uncollectible are charged against the allowance and recoveries of previously charged-off amounts are credited to it. The level of the allowance is adjusted through the provision for loan losses that is recorded as a current period expense. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition.

The methodology for assessing the appropriateness of the allowance includes a specific allowance, a formula allowance and a nonspecific allowance. The specific allowance is for risk rated credits on an individual basis. The formula allowance reflects historical losses by credit category. The nonspecific allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the specific allowance or the formula allowance. The factors used in determining the nonspecific allowance include trends in delinquencies, trends in volumes and terms of loans, the size of loans relative to the allowance, concentration of credits, the quality of the risk identification system and credit administration and local and national economic trends. These factors are applied to each segment of the loan portfolio and consider the characteristics contained thereof. In response to comments received by our regulators during the most recent examination the Company has integrated the nonspecific portion of the allowance for loan losses into each individual loan category. If circumstances differ materially from the assumptions used in determining the allowance, future adjustments to the allowance may be necessary and results of operations could be affected. Because events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. The change in methodology did not have a material impact on the allowance for loan losses.

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

Note 5: Recent Accounting Pronouncements

ASU 2011-08 Testing Goodwill for Impairment

In September, 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, “Testing Goodwill for Impairment.” The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, “Intangibles – Goodwill and other.” This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Adoption of this guidance will not have a material impact on the Company’s consolidated financial condition or results of operations.

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

In December, 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05.” In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, “Presentation of Comprehensive Income,” for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. Adoption of this guidance will not have a material impact on the Company’s consolidated financial condition or results of operations.

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

Note 6: Securities Available for Sale

Securities available for sale are summarized as follows as of:

	December 31, 2011
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$4,911	$5	$(352)	$4,564
U.S. Government agencies	9,001	9	-	9,010
Mortgage-backed securities, residential	7,580	102	(35)	7,647
Collateralized mortgage obligations, agencies	21,041	166	(97)	21,110
	$42,533	$282	$(484)	$42,331

	June 30, 2011
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$3,000	$-	$(45)	$2,955
U.S. Government agencies	12,530	10	(20)	12,520
Mortgage-backed securities, residential	4,020	78	-	4,098
Collateralized mortgage obligations, agencies	20,199	107	(65)	20,241
	$39,749	$195	$(130)	$39,814

The scheduled maturities of securities available for sale at December 31, 2011 are as follows:

(In thousands)	Amortized Cost	Fair Value
Due in less than one year	$-	$-
Due in one to five years	5,912	5,909
Due after five through ten years	3,000	2,658
Due after ten years	5,000	5,007
Mortgage-backed securities, residential	7,580	7,647
Collateralized mortgage obligations, agencies	21,041	21,110
	$42,533	$42,331

The following table shows the Company’s securities available for sales’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at:

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate bonds	$1,858	$(148)	$796	$(204)	$2,654	$(352)
Mortgage-backed securities	3,532	(35)	-	-	3,532	(35)
Collateralized mortgage obligations, agencies	3,694	(43)	2,340	(54)	6,034	(97)
Total Temporarily Impaired Securities	$9,084	$(226)	$3,136	$(258)	$12,220	$(484)

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate bonds	$1,954	$(45)	$-	$-	$1,954	$(45)
U.S. Government agencies	4,480	(20)	-	-	4,480	(20)
Collateralized mortgage obligations, agencies	5,956	(65)	-	-	5,956	(65)
Total Temporarily Impaired Securities	$12,390	$(130)	$-	$-	$12,390	$(130)

All mortgage-backed securities and collateralized mortgage obligations in the portfolio were comprised of securities issued by U.S. Government agencies.

At December 31, 2011, the Company had fourteen securities in an unrealized loss position. Unrealized losses detailed above relate to eight collateralized mortgage obligations, two mortgage-backed securities, one U.S. Government Agency security, and three corporate bonds. The declines in fair value are considered temporary and are primarily due to interest rate fluctuations. The Company does not have the intent to sell these securities, and it is more likely than not that it will not be required to sell the securities prior to their recovery. All of the individual unrealized losses are less than two percent of stockholders’ equity.

The carrying amount of investment securities required by law, which includes Federal Reserve Bank and Federal Home Loan Bank stocks totals $1.8 million and $2.3 million at December 31, 2011 and June 30, 2011, respectively, and such securities are considered restricted as to marketability. Management evaluates the Company’s restricted stock for impairment in accordance with ASC Topic 350, “Accounting by Certain Entities (Including With Trade Receivables) That Lend to or Finance The Activities of Others.” Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the issuer as compared to the capital stock amount for the issuer and the length of time this situation has persisted, (2) commitments by the issuer to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuer, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuer. The Company has concluded that the investment securities required by law are not impaired as of December 31, 2011.

Securities, issued by agencies of the federal government, with a carrying value of $4.5 million and $5.7 million on December 31, 2011 and June 30, 2011, respectively, were pledged to secure the Company’s federal funds accommodation. Securities, issued by agencies of the federal government, with a carrying value of $21.2 million on December 31, 2011 were pledged to secure the Company’s borrowing capacity at the Federal Reserve’s discount window.

During the three months ended December 31, 2011 and 2010, there were no securities sold. During the six months ended December 31, 2011 and 2010, $3.3 million and $1.5 million in securities were sold at a gross gain of $73,000 and $67,000, respectively, using the specific identification method.

Note 7: Loans and Related Allowance for Loan Losses

The following tables summarize the activity by segment of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment for the three and six months ended December 31, 2011 and as of December 31, 2011 and June 30, 2011.

		Commercial
(in thousands)	Commercial	Real Estate	Construction	Residential	Consumer	Total
Allowance for credit losses
Beginning balance, October 1, 2011	$1,666	$1,596	$350	$142	$341	$4,095
Provisions	618	189	553	(37)	(50)	1,273
Charge-offs	(261)	-	(171)	-	(52)	(484)
Recoveries	19	-	-	-	16	35
Ending balance, December 31, 2011	$2,042	$1,785	$732	$105	$255	$4,919

Beginning balance, July 1, 2011	$1,512	$1,835	$368	$114	$365	$4,194
Provisions	1,009	96	535	10	(54)	1,596
Charge-offs	(502)	(146)	(171)	(19)	(86)	(924)
Recoveries	23	-	-	-	30	53
Ending balance, December 31, 2011	$2,042	$1,785	$732	$105	$255	$4,919
Ending balance: individually evaluated for impairment	$1,360	$847	$319	$-	$-	$2,526
Ending balance: collectively evaluated for impairment	$682	$938	$413	$105	$255	$2,393

(in thousands)		Commercial
As of December 31, 2011	Commercial	Real Estate	Construction	Residential	Consumer	Total
Loans receivable:
Ending balance	$49,851	$50,689	$11,834	$60,340	$11,623	$184,337
Ending balance: individually evaluated for impairment	$5,231	$4,706	$3,326	$101	$-	$13,364
Ending balance: collectively evaluated for impairment	$44,620	$45,983	$8,508	$60,239	$11,623	$170,973

(in thousands)		Commercial
As of June 30, 2011	Commercial	Real Estate	Construction	Residential	Consumer	Total
Allowance for credit losses:
Ending balance	$1,512	$1,835	$368	$114	$365	$4,194
Ending balance: individually evaluated for impairment	$924	$271	$-	$-	$-	$1,195
Ending balance: collectively evaluated for impairment	$588	$1,564	$368	$114	$365	$2,999

(in thousands)		Commercial
As of June 30, 2011	Commercial	Real Estate	Construction	Residential	Consumer	Total
Loans receivable:
Ending balance	$53,422	$52,367	$12,281	$56,068	$12,626	$186,764
Ending balance: individually evaluated for impairment	$4,064	$3,786	$1,335	$615	$-	$9,800
Ending balance: collectively evaluated for impairment	$49,358	$48,581	$10,946	$55,453	$12,626	$176,964

The following table sets forth information with respect to the Company’s impaired loans by portfolio class as of December 31, 2011 and June 30, 2011:

	December 31, 2011			June 30, 2011
(in thousands)	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial	$930	$949	$-	$433	$440	$-
Commercial real estate	1,112	1,112	-	2,239	2,702	-
Construction	1,195	1,713	-	1,335	1,681	-
Residential	101	101	-	615	615	-

Impaired loans with an allowance recorded:
Commercial	$4,301	$4,766	$1,360	$3,631	$3,731	$924
Commercial real estate	3,594	3,594	847	1,547	1,547	271
Construction	2,131	2,131	319	-	-	-

Total impaired loans:
Commercial	$5,231	$5,715	$1,360	$4,064	$4,171	$924
Commercial real estate	4,706	4,706	847	3,786	4,249	271
Construction	3,326	3,844	319	1,335	1,681	-
Residential	101	101	-	615	615	-

Average recorded investment of impaired loans and related interest income recognized for the three and six months ended December 31, 2011 are summarized as follows:

	3 Months Ended December 31, 2011			6 Months Ended December 31, 2011
(in thousands)	Average Recorded	Interest Income	Cash Basis Interest	Average Recorded	Interest Income	Cash Basis Interest
	Investment	Recorded	Income	Investment	Recorded	Income
Impaired loans with no related allowance recorded:
Commercial	$620	$13	$13	$557	$18	$18
Commercial real estate	2,590	6	6	3,197	16	16
Construction	1,496	1	1	1,443	1	1
Residential	122	-	-	286	-	-

Impaired loans with an allowance recorded:
Commercial	$3,632	$-	$-	$3,632	$-	$-
Commercial real estate	3,115	-	-	2,592	-	-
Construction	1,066	-	-	710	-	-
Residential	-	-	-	-	-	-
Total impaired loans:
Commercial	$4,252	$13	$13	$4,189	$18	$18
Commercial real estate	5,705	6	6	5,789	16	16
Construction	2,562	1	1	2,153	1	1
Residential	122	-	-	286	-	-

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

The following table sets forth information with respect to the Company’s credit quality indicators as of December 31, 2011 and June 30, 2011.

(in thousands)

Commercial Credit Exposure

Credit Risk Profile by

Internally Assigned Grade

	Commercial		Commercial Real Estate		Construction		Residential
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
	2011	2011	2011	2011	2011	2011	2011	2011
Pass	$40,254	$43,887	$40,573	$40,960	$5,998	$7,556	$59,445	$55,297
Special Mention	3,829	1,459	-	1,212	2,510	2,826	57	56
Substandard	4,402	7,031	7,592	9,067	3,007	1,899	838	715
Doubtful	1,366	1,045	2,524	1,128	319	-	-	-
Total	$49,851	$53,422	$50,689	$52,367	$11,834	$12,281	$60,340	$56,068

Consumer Credit Exposure

Credit Risk Profile by

Internally Assigned Grade

	Consumer
	December 31,	June 30,
	2011	2011
Performing	$11,598	$12,586
Nonperforming	25	40
Total	$11,623	$12,626

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2011 and June 30, 2011:

	December 31, 2011
(in thousands)			Greater Than
	30-59	60-89	90 Days	Total		Non-
	Days	Days	and Still	Past		Accrual	Total
	Past Due	Past Due	Accruing	Due	Current	Loans	Loans
Commercial	$786	$190	$-	$976	$43,558	$5,317	$49,851
Commercial real estate	1,641	-		1,641	44,342	4,706	50,689
Construction	-	-	-	-	8,508	3,326	11,834
Residential	-	-	-	-	60,239	101	60,340
Consumer	62	35	-	97	11,501	25	11,623
Total	$2,489	$225	$-	$2,714	$168,148	$13,475	$184,337

	June 30, 2011
(in thousands)			Greater Than
	30-59	60-89	90 Days	Total		Non-
	Days	Days	and Still	Past		Accrual	Total
	Past Due	Past Due	Accruing	Due	Current	Loans	Loans

Commercial	$648	$2,048	$-	$2,696	$46,556	$4,170	$53,422
Commercial real estate	337	-	-	337	48,244	3,786	52,367
Construction	-	-	-	-	10,946	1,335	12,281
Residential	363	56	-	419	55,034	615	56,068
Consumer	165	41	-	206	12,380	40	12,626
Total	$1,513	$2,145	$-	$3,658	$173,160	$9,946	$186,764

The following table summarizes information relative to troubled debt restructurings by loan portfolio class:

(in thousands)	Pre-Modification Outstanding Recorded	Post-Modification Outstanding Recorded
	Investment	Investment
December 31, 2011:
Commercial	$2,681	$2,654
Commercial real estate	$1,208	$1,206
Construction	$1,722	$1,760

As of December 31, 2011, there was a $1.2 million commercial land development loan and a $564,000 residential land development loan which respresented defaulted troubled debt restructures. Three forbearance agreements were negotiated during fiscal year 2009, two were negotiated during fiscal year 2010 and modified during fiscal year 2011, while three were negotiated in fiscal year 2011, prior to June 30, 2011.

During the first six months ended December 31, 2011, the Company did not restructure any loans. A commercial land development loan totaling $1.2 million that was restructured in the past twelve months defaulted in the current period. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.

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

On May 6, 2010, the Company’s Board of Directors determined to suspend interest payments on the trust preferred securities. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Richmond as required by recent regulatory policy guidance. At December 31, 2011, cumulative unpaid interest totaled $572,000. This amount has been accrued in the consolidated financial statements.

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

On May 6, 2010, the Company’s Board of Directors determined to suspend payment of regular quarterly cash dividends on the $6.0 million in Series A Preferred Stock and $300,000 in Series B Preferred Stock. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Richmond as required by recent regulatory policy guidance. At December 31, 2011, cumulative unpaid dividends totaled $572,000. This amount has not been accrued in the consolidated financial statements.

Note 10: Regulatory Capital Requirements

At December 31, 2011, the Bank met each of the three minimum regulatory capital requirements. The holding company ratios do not differ significantly from the Bank’s ratios. The following table summarizes the Bank’s regulatory capital position at December 31, 2011.

					Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Total Capital (to Risk Weighted Assets)	$20,817	12.89%	$12,917	8.00%	$16,146	10.00%

Tier 1 Capital (to Risk Weighted Assets)	$18,763	11.62%	$6,458	4.00%	$9,688	6.00%

Tier 1 Capital (to Average Assets)	$18,763	7.34%	$10,222	4.00%	$12,778	5.00%

The following table summarizes the Bank’s regulatory capital position at June 30, 2011.

					Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Total Capital (to Risk Weighted Assets)	$21,432	12.94%	$13,250	8.00%	$16,563	10.00%

Tier 1 Capital (to Risk Weighted Assets)	$19,335	11.67%	$6,625	4.00%	$9,938	6.00%

Tier 1 Capital (to Average Assets)	$19,335	7.26%	$10,659	4.00%	$13,323	5.00%

Note 11: Loss per Share

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
(in thousands except for per share data)

Net loss available for common shareholders	$(1,083)	$(445)	$(955)	$(435)
Basic weighted average shares outstanding	1,981	1,941	1,980	1,941
Basic loss per share	$(0.55)	$(0.23)	$(0.48)	$(0.22)
Dilutive shares	-	-	-	-
Diluted weighted average shares outstanding	1,981	1,941	1,980	1,941
Diluted loss per share	$(0.55)	$(0.23)	$(0.48)	$(0.22)

At December 31, 2011, there were no stock options outstanding.

Note 12: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit issued by the Company. Standby letters of credit are conditional written commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1,288,000 of standby letters of credit as of December 31, 2011 and $1,421,000 outstanding as of June 30, 2011. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The amount of the liability as of December 31, 2011 and June 30, 2011 for guarantees under standby letters of credit issued is not material.

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

A summary of stock option activity for the six month period ended December 31, 2011 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Months	Aggregate Intrinsic Value (000s)
Outstanding at June 30, 2011	20,832	$6.29	1.11	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	20,832	$6.29	-	$-
Outstanding at December 31, 2011	-	-	-
Exercisable at December 31, 2011	-	-

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

In May 2009, the Board of Directors voted to terminate the directors deferred compensation portion of the Plan. Accordingly, 57,255 deferred shares were distributed to the respective directors in May 2010, and are now included as issued shares. The remaining portion of the Plan continues to remain in effect. As of December 31, 2011 there are 10,000 non-vested shares outstanding under this Plan.

A summary of the status of the Company’s non-vested shares as of December 31, 2011 is presented below:

	Common Shares	Weighted Average Grant-Date Fair Value

Non-vested as of June 30, 2011	2,250	$7.10

Awards Granted	10,000	0.84
Vested	2,250	7.10
Forfeited	-	-
Non-vested at December 31, 2011	10,000	$0.84

As of December 31, 2011 there was $7,000 of total unrecognized compensation costs related to non-vested share-based compensation. The cost is expected to be recognized over a weighted average period of 29 months. During the six months ended December 31, 2012 10,000 restricted shares were issued to members of executive management. At grant date, vesting of the shares was “cliff” vesting at the end of a three year period. Compensation expense totaling $1,000 has been recognized in the three month periods ended December 31, 2011 and 2010, respectively, as a result of these awards. Compensation expense totaling $1,000 and $3,000 has been recognized in the six month periods ended December 31, 2011 and 2010, respectively, as a result of these awards.

Note 15: Fair Value Measurements

ASC Topic 825 “Financial Instruments” requires the Company to disclose estimated fair values for certain on- and off- balance sheet financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments as of December 31, 2011 and June 30, 2011.

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

The carrying amount and estimated fair value of financial instruments is summarized as follows at:

	December 31, 2011		June 30, 2011
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$19,495	$19,495	$28,469	$28,469
Securities available for sale	42,331	42,331	39,814	39,814
Loans receivable, net	179,418	191,485	182,570	191,181
Securities required by law	1,823	1,823	2,286	2,286
Accrued interest receivable	701	701	857	857
Liabilities:
Deposits	225,004	225,784	231,306	231,358
Long-term debt	14,000	13,632	17,000	15,828
Accrued interest payable	760	760	622	622
Off balance sheet instruments:
Commitments to extend credit	-	-	-	-

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

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. All commercial and residential mortgage non-accrual loans are considered impaired. The measurement of impaired loans is based on the present value of the expected cash flows discounted at the historical effective interest rate, the market price of the loan, or the fair value of the underlying collateral. Collateral values are estimated utilizing methods such as appraisals or broker price opinions and taking into consideration the timing of the valuation, the nature of the collateral and such other information as is deemed appropriate. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $10.0 million and $5.2 million less their specific valuation allowances of $2.5 million and $1.2 million as determined in accordance with ASC Topic 310 “Receivables” at December 31, 2011 and June 30, 2011, respectively.

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

There were no asset transfers between fair value Level 1 and Level 2 for the six months ended December 31, 2011.

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

	At December 31, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Corporate bonds	$4,564	$-	$4,564	$-
U.S. Government agencies	9,010	-	9,010	-
Mortgage-backed securities, residential	7,647	-	7,647	-
Collateralized mortgage obligations, agencies	21,110	-	21,110	-
Total securities available for sale	$42,331	$-	$42,331	$-

Measured at fair value on a nonrecurring basis:
Impaired Loans	$7,500	$-	$-	$7,500
Repossessed real estate and other assets	$607	$-	$-	$607

	At June 30, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Corporate bonds	$2,955	$-	$2,955	$-
U.S. Government agencies	12,520	-	12,520	-
Mortgage-backed securities, residential	4,098	-	4,098	-
Collateralized mortgage obligations, agencies	20,241	-	20,241	-
Total securities available for sale	$39,814	$-	$39,814	$-

Measured at fair value on a nonrecurring basis:
Impaired loans	$3,983	$-	$-	$3,983
Repossessed real estate and other assets	$24	$-	$-	$24

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

The methodology for assessing the appropriateness of the allowance includes a specific allowance, a formula allowance and a nonspecific allowance. The specific allowance is for risk rated credits on an individual basis. The formula allowance reflects historical losses by credit category. The nonspecific allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the specific allowance or the formula allowance. The factors used in determining the nonspecific allowance include trends in delinquencies, the size of loans relative to the allowance, the quality of the risk identification system and credit administration and local and national economic trends.

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

Deferred income taxes are reported for temporary differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the consolidated financial statements carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution’s income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, the Company recorded a valuation allowance of $2.2 million at June 30, 2011. Subsequent to recording this valuation allowance, the deferred tax asset balance was zero at June 30, 2011 and December 31, 2011. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date.

Comparison of Financial Condition at December 31, 2011 and June 30, 2011

The Company’s assets decreased $10.5 million to $254.1 million at December 31, 2011 compared to $264.6 million at June 30, 2011. Net loans declined $3.2 million or 1.7% to $179.4 million at December 31, 2011 from $182.6 million at June 30, 2011. Growth in residential mortgage loans of $4.3 million was more than offset by decreases in commercial mortgages of $1.7 million, construction loans of $447,000, consumer loans of $1.0 million and commercial business loans of $3.6 million. Such decreases were due primarily to soft loan demand.

Securities available for sale increased $2.5 million to $42.3 million at December 31, 2011 from $39.8 million at June 30, 2011 as maturities of $9.0 million, sales of $3.3 million and pay-downs of the mortgage-backed securities of $3.8 million, as well as the decline in loan balances, were replaced by new purchases of investment securities of $19.0 million.

Real estate acquired through foreclosure increased $741,000 to $2.4 million as of December 31, 2011 as there were six properties totaling $998,000 in additions and $196,000 that were sold at a $12,000 gain.

Total deposits declined $6.3 million, or 2.7%, to $225.0 million at December 31, 2011 from $231.3 million at June 30, 2011 as management lowered deposit rates more aggressively than the competition in order reduce excess cash reserves. Interest-bearing deposits decreased $5.6 million, or 2.5%, to $215.2 million at December 31, 2011 from $220.8 million at June 30, 2011. Noninterest-bearing deposits declined $678,000 to $9.8 million at December 31, 2011. Long-term debt declined $3.0 million to $9.0 million at December 31, 2011 from $12.0 million at June 30, 2011.

Stockholders’ equity decreased by $978,000 from $14.4 million at June 30, 2011 to $13.4 million at December 31, 2011 primarily reflecting the loss during the current year-to-date period.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2011 and December 31, 2010

Net Income. The Company recorded a net loss applicable to common shareholders of $1.1 million, or $0.55 per common share, for the quarter ended December 31, 2011 compared to net loss of $445,000, or $0.23 per share for the quarter ended December 31, 2010. The larger loss in the current quarter was primarily the result of a higher loan loss provision. In addition, income tax benefit was zero in the current quarter as the Company fully reserved for deferred tax assets at June 30, 2011. Accordingly, the tax benefit on the current quarter’s net loss was offset by a similar reserve.

For the six months ended December 31, 2011, the Company recorded a net loss applicable to common shareholders of $955,000 compared to a loss of $435,000 for the same period in 2010 as the loan loss provision increased $298,000 to $1.6 million in the current period from $1.3 million in the same period of the prior year. In addition, consistent with the current quarter no income tax benefit was recorded for the six months ended December 31, 2012.

Net Interest Income. The Company’s net interest income decreased by $92,000, or 4.4%, to $2.01 million for the quarter ended December 31, 2011 compared to $2.11 million for the same quarter in 2010. The slight decrease in net interest income during the comparable three-month period was due to a $10.3 million decline in average earning assets from $255.8 million in the quarter December 31, 2010 to $245.5 million in the current quarter.

For the six months ended December 31, 2011 net interest income declined $47,000 as average interest earning assets declined $6.0 million from $253.3 million for the six months ended December 31, 2010 versus $247.3 million for the current year to date period.

Interest Income. Total interest income decreased by $398,000, or 12%, to $2.8 million for the quarter ended December 31, 2011 from $3.2 million for the quarter ended December 31, 2010. Total interest income for the six months ended December 31, 2011 decreased $694,000 to $5.8 million from $6.5 million in the comparable period of the prior year. The decreases in interest income during the three and six month periods were due to lower rates of interest earned in addition to a lower level of earning assets. The impact of lower market interest rates in the current three and six month periods had a negative effect on the yields on earning assets. In addition, a shift in the mix of earning assets from loans to lower yielding investments and a decline in the yield on loans negatively affected the yield on average earning assets.

Interest income on loans receivable decreased by $424,000, or 14%, to $2.6 million for the quarter ended December 31, 2011 from $3.0 million for the quarter ended December 31, 2010. For the six months ended December 31, 2011, interest income on loans declined $773,000 to $5.3 million from $6.1 million in the same period of the prior year. The decreases in interest income on loans for the current quarter and year to date periods were due to lower yields as well as lower average loan balances. The lower yields were due to the decline in market interest rates mentioned above. The lower loan volumes were due to a continued drop in loan demand over the previous year.

Interest income on investment securities, including investments required by law, increased $31,000, or 15%, to $236,000 and by $85,000, or 21%, to $496,000 in the three and six month periods ended December 31, 2011, as the increase in volumes for the respective periods more than offset the declines in the yield over the same periods.

Interest income on federal funds sold and other investments was $5,000 lower to $11,000 for the three months ended December 31, 2011 and $6,000 lower to $24,000 in the six month periods ended December 31, 2011 due primarily to lower volumes.

Interest Expense. Total interest expense decreased by $306,000, or 28%, to $799,000 for the quarter ended December 31, 2011 from $1.1 million for the quarter ended December 31, 2010. For the six month period ended December 31, 2011 total interest expense decreased $647,000 to $1.7 million from $2.3 million in the six month period ended December 31, 2010. The decline in interest expense during the comparable three and six month periods were due to lower rates paid on interest-bearing liabilities as well as a lower volume of borrowings.

Interest expense on deposits decreased by $254,000, or 29%, to $634,000 in the current quarter from $888,000 in the previous year’s comparable quarter. For the six months ended December 31, 2011, interest expense on deposits decreased $518,000, or 28%, to $1.3 million from $1.8 million in the six months ended December 31, 2010. The decrease in interest expense on deposits in the quarterly and year to date periods were due to a decline in rates paid on deposits. The lower rates paid on deposits reflect the lower rate environment in the current periods as well as a continued moderation of the competitive pressures.

Interest expense on long-term borrowings decreased $52,000, or 24%, to $165,000 for the quarter ended December 31, 2011. For the six months ended December 31, 2011, interest expense on long-term borrowings decreased $129,000, or 27% to $352,000 from $481,000 for the six months ended December 31, 2010. The decreases in interest expense in the comparable three and six month periods were due to lower average balances outstanding.

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

	Three Months Ended December 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)

Interest-earning assets:
Loans receivable, including fees (2)	$184,434	$2,566	5.57%	$198,686	$2,990	6.02%
Securities, including securities required by law	42,292	236	2.23%	31,898	205	2.57%
Federal funds sold and other investments	18,791	11	0.22%	25,243	16	0.26%
Total interest earning assets	245,517	2,813	4.58%	255,827	3,211	5.02%
Non-interest-earning assets	11,209			18,023
Total assets	$256,726			$273,850

Interest-bearing liabilities:
Interest bearing deposits	$216,398	634	1.19%	$223,639	888	1.61%
Long-term borrowings	14,000	165	4.73%	19,661	217	4.39%
Total interest-bearing liabilities	230,398	799	1.40%	243,300	1,105	1.84%
Non-interest-bearing liabilities	11,434			10,670
Total liabilities	241,832			253,970
Stockholders' equity	14,894			19,880
Total liabilities and stockholders’ equity	$256,726			$273,850

Net Interest Income		$2,014			$2,106
Interest rate spread			3.18%			3.18%
Net interest margin			3.33%			3.34%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.56%			105.15%

(1)  Yields and rates are annualized.

(2)  Includes nonaccrual loans.

	Six Months Ended December 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, including fees (2)	$185,252	$5,300	5.60%	$199,506	$6,073	6.00%
Securities, including securities required by law	42,438	496	2.29%	29,668	411	2.77%
Federal funds sold and other investments	19,646	24	0.24%	24,148	30	0.25%
Total interest earning assets	247,336	5,820	4.60%	253,322	6,514	5.07%
Non-interest-earning assets	11,174			17,195
Total assets	$258,510			$270,517

Interest-bearing liabilities:
Interest bearing deposits	$217,263	1,319	1.20%	$220,943	1,837	1.65%
Long-term borrowings	15,190	352	4.54%	20,880	481	4.50%
Total interest-bearing liabilities	232,453	1,671	1.42%	241,823	2,318	1.90%
Non-interest-bearing liabilities	11,267			10,848
Total liabilities	243,720			252,671
Stockholders' equity	14,790			17,846
Total liabilities and stockholders’ equity	$258,510			$270,517

Net interest income		$4,149			$4,196

Interest rate spread			3.18%			3.17%
Net Interest margin			3.33%			3.29%

Ratio of average interest-earning assets to average interest-bearing liabilities			106.40%			104.76%

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

The provision for loan losses was $1.3 million in the quarter ended December 31, 2011, compared to $994,000 for the quarter ended December 31, 2010. The Company’s allowance for loan losses as a percentage of total loans was 2.67% as of December 31, 2011 versus 2.25% at June 30, 2011. Patapsco Bancorp’s allowance for loan losses as a percentage of nonperforming loans was 36.4% at December 31, 2011 as compared to 42.2% at June 30, 2011. Setting the allowance at this level takes into consideration that 95% of non-performing loans are collateralized by real estate at December 31, 2011. In consideration of the appropriate level for the allowance for loan losses, downward adjustments were made to values established by real estate appraisals, where warranted, taking into consideration the age of the appraisal and the nature of the collateral. These adjusted appraisal values, which required management’s judgment, were used to develop estimated losses and related specific loss reserves within the allowance for loan losses. The Company has concluded, after a thorough analysis of the nonperforming loan portfolio, watch list loans, delinquencies and other factors, that the allowance is adequate at December 31, 2011.

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

	December 31,	June 30,
(in thousands)	2011	2011

Loans accounted for on a non-accrual basis (1)	$13,475	$9,946
Accruing loans that are contractually past due 90 days or more	-	-
Total non-performing loans	13,475	9,946
Other non-performing assets (2)	2,430	1,689
Total non-performing assets	$15,905	$11,635

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan. Of the $13,475 and $9,946 of non-accrual loans, $5,620 and $5,324 were considered troubled debt restructurings as of December 31, 2011 and June 30, 2011, respectively.

(2)	Other nonperforming assets represent property acquired through foreclosure or repossession.

Refer to Note 7 of the Consolidated Financial Statements for a discussion of troubled debt restructurings.

The following table reflects the activity in non-performing loans for the six months ended December 31, 2011:

(in thousands)
Balance June 30, 2011	$9,946
Added to non-accrual during the year to date	6,653
Paid off/down	(1,132)
Brought to accrual status	(267)
Transferred to real estate acquired through foreclosure	(998)
Charged-Off	(763)
Net change in non-accrual Consumer & Residential Mortgages, and all other	36
Balance December 31, 2011	$13,475

At December 31, 2011, non-accrual construction loans totaled $3.3 million and consisted of a $1.2 million commercial land development loan, $1.6 residential development loan and a $564,000 residential land development loan. Non-accrual commercial real estate loans include a $1.8 million strip shopping center loan, $1.3 million in residential investment loans, $862,000 warehouse building loan, and $782,000 in mixed use commercial mortgage loans. Non-accrual commercial loans include a $1.9 million loan supporting a borrower’s various business interests including commercial properties and a $2.1 million mixed use industrial property loan.

Noninterest Income. The Company’s non-interest income consists of deposit fees, service charges, income from bank owned life insurance (“BOLI”) and gains. Total non-interest income increased by $4,000, or 2.2%, to $185,000 in the three month period ended December 31, 2011 as the prior year’s quarter included $16,000 in net losses on the sale of assets. Fees and service charges decreased $10,000 during this period as fees from the Company’s leasing business declined due to the run-off of that portfolio. For the six months ended December 31, 2011, total non-interest income was $12,000 higher consistent with the quarterly increase.

Noninterest Expenses. Total non-interest expenses increased by $40,000, or 2.1%, to $1.91 million for the quarter ended December 31, 2011 from $1.87 million for the quarter ended December 31, 2010. Compensation costs decreased $59,000, or 6.2%, as staff costs were lower due to staff reductions and open positions. Federal deposit insurance assessments were $47,000 lower due to lower rates that went into effect April 1, 2011. These declines were partially offset by increases in professional fees and provision for losses on and cost of real estate acquired through foreclosure. Professional fees were $104,000, or 66%, higher due to legal costs associated with increased foreclosure activity and collection activity. The provision for losses on and cost of real estate acquired through foreclosure increased $29,000, 47%, to $91,000 in the current quarter from $62,000 in the previous year’s quarter due to increased foreclosure activity. For the six months ended December 31, 2011, non-interest expenses were only $18,000, or 0.5%, higher than compared to the prior period. Similar trends in the current quarter were prevalent in the six month period.

Income Taxes. Income tax expense was zero versus a tax benefit of $231,000 (or 39.9% of pre-tax income) for the three month periods ended December 31, 2011 and 2010, respectively. For the six month ended December 31, 2011, income tax expense was zero versus a tax benefit of $169,000 (or 41.1% of pre-tax income) for the same period in the prior year. Income tax expense was zero in the current three and six month periods as the Company fully reserved for its deferred tax asset as of December 31, 2011 and June 30, 2011. Accordingly, the tax benefit on the net loss for three and six months ended December 31, 2011 was offset by a similar reserve.

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

The Company's most liquid assets are cash on hand and due from banks, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 2011, the Company's cash on hand and due from banks and interest-bearing deposits totaled $19.5 million. In addition, the Company has approximately $42.3 million of investment securities classified as available for sale, $21.2 million of which are pledged as collateral at the Federal Reserve Bank’s discount window and $4.5 million of which are pledged as collateral for the Company’s federal funds line of credit.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $10.8 million and unused lines of credit of $9.1 million. Certificates of deposit that are scheduled to mature in less than one year at December 31, 2011 totaled $43.4 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Bank had $63.4 million in borrowing capacity with the Federal Home Loan Bank of Atlanta, with $9.0 million in borrowings outstanding, at December 31, 2011. These borrowings are secured by the Bank’s stock in the Federal Home Loan Bank of Atlanta and other eligible assets. In addition, the Bank has $20.8 million in borrowing capacity at the Fed’s discount window at December 31, 2011. And finally, the Bank has a $4.0 million line of credit, none of which was outstanding at December 31, 2011, with Pacific Coast Bankers Bank.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	December 31, 2011	June 30, 2011
(in thousands)
Commitments to originate new loans	$10,752	$8,645
Undisbursed lines of credit	9,092	10,230
Financial standby letters of credit	1,288	1,421

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

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three and six months ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A. Risk Factors

For information regarding the Company's risk factors, see Item 1A in the Company's Annual Report on Form 10-K for the year ended June 30, 2011.  There have been no material changes to the Risk Factors disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title

3.1	Articles of Incorporation of Patapsco Bancorp, Inc. and Articles Supplementary (1)
3.2	Bylaws of Patapsco Bancorp, Inc., as amended (2)
4.1	Form of Common Stock Certificate of Patapsco Bancorp, Inc. (3)
4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Patapsco Bancorp, Inc. (4)
4.3	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (4)
4.4	Form of warrant to purchase 300.003 shares of common stock of Patapsco Bancorp, Inc. (4)
4.5	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Patapsco Bancorp, Inc. (4)
4.6	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to §906 of Sarbanes Oxley Act
101*	The following materials from Patapsco Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) related Notes, tagged as blocks of text.

(1)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000 (File No. 0-28032).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K for the event on July 23, 2008, filed with the SEC on July 25, 2008 (File No. 0-28032).
(3)	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A (File No. 0-28032).

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K for the event on December 18, 2008, filed with the SEC on December 23, 2008 (File No. 0-28032).
*	Furnished, not filed.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATAPSCO BANCORP, INC.

Date: February 13, 2012
/s/ Michael J. Dee
Michael J. Dee
President and Chief Executive Officer

/s/ William C. Wiedel, Jr.
William C. Wiedel, Jr.
Senior Vice President and Chief Financial Officer

