Form 10-Q
period 2012-03-31
PATAPSCO BANCORP INC
filed 2012-05-15
CIK 1003961

United States Securities and Exchange Commission

Washington, D. C. 20549

FORM 10 - Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012

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
Yes ☐ No ☒

As of May 15, 2012, the issuer had 1,971,843 shares of Common Stock issued and outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

(in thousands except for share and per share data)

	March 31,	June 30,
	2012	2011
Assets:

Cash on hand and due from banks	$4,162	$3,631
Interest bearing deposits in other banks	20,602	24,838
Total cash and cash equivalents	24,764	28,469
Securities available for sale	39,753	39,814
Loans receivable, net of allowance for loan losses of $3,918
and $4,194, respectively	177,855	182,570
Securities required by law, at cost	1,823	2,286
Real estate acquired through foreclosure and other repossessed assets	2,203	1,689
Property and equipment, net	3,447	3,576
Intangible assets	103	142
Accrued interest receivable	766	857
Bank owned life insurance	2,353	2,294
Other assets	1,762	2,933
Total Assets	$254,829	$264,630

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing deposits	$10,972	$10,494
Interest bearing deposits	216,352	220,812
Total deposits	227,324	231,306
Junior subordinated debentures	5,000	5,000
Long-term debt	9,000	12,000
Accrued expenses and other liabilities	1,804	1,971
Total Liabilities	243,128	250,277

Stockholders' equity:
Preferred stock – Series A Cumulative perpetual; $0.01 par value;
authorized 1,000,000 shares with a liquidation preference of $1,000 per
share; 6,000 shares issued and outstanding	5,884	5,833
Warrant preferred stock – Series B Cumulative perpetual; $0.01 par value; authorized 1,000,000 shares with a liquidation preference of
$1,000 per share; 300 shares issued and outstanding	313	319
Common stock - $0.01 par value; authorized 4,000,000
shares; issued and outstanding 1,971,843 shares and
1,939,593 shares, respectively	20	19
Additional paid in capital	7,899	7,876
(Accumulated deficit)/Retained earnings, substantially restricted	(2,434)	267
Accumulated other comprehensive income, net of taxes	19	39
Total Stockholders' Equity	11,701	14,353
Total Liabilities and Stockholders' Equity	$254,829	$264,630

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands except for per share data)	For Three Months Ended		For Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Interest income:
Loans receivable, including fees	$2,570	$2,818	$7,870	$8,891
Investment securities	258	228	754	639
Federal funds sold and other investments	9	16	33	46
Total interest income	2,837	3,062	8,657	9,576

Interest expense:
Deposits	576	752	1,895	2,589
Long-term debt and junior subordinated debentures	165	189	517	670
Total interest expense	741	941	2,412	3,259

Net interest income	2,096	2,121	6,245	6,317
Provision for loan losses	2,368	1,000	3,964	2,298
Net interest (loss) income after provision
for loan losses	(272)	1,121	2,281	4,019
Non-interest income:
Fees and service charges	144	164	467	494
Gain on sale of securities available for sale	-	94	73	161
Gain/(loss) on sale of other assets	2	-	2	(22)
Other	31	23	72	63
Total non-interest income	177	281	614	696
Non-interest expense:
Compensation and employee benefits	925	1,009	2,742	2,951
Professional fees	163	154	632	450
Federal deposit insurance assessments	84	142	264	412
Equipment expense	57	58	168	167
Net occupancy expense	140	141	412	414
Advertising	7	9	16	29
Data processing	105	97	305	287
Amortization of core deposit intangible	13	13	39	39
Telephone, postage & delivery	59	69	194	205
Provision for losses on and cost of real estate acquired
through foreclosure	22	153	177	239
Other	224	186	601	561
Total non-interest expense	1,799	2,031	5,550	5,754
Loss before benefit from income taxes	(1,894)	(629)	(2,655)	(1,039)
Benefit from income taxes	-	(252)	-	(421)
Net loss	(1,894)	(377)	(2,655)	(618)
Preferred stock dividends	97	97	291	291
Net loss available to common shareholders	$(1,991)	$(474)	$(2,946)	$(909)

Basic loss per common share	$(1.01)	$(0.24)	$(1.49)	$(0.47)
Diluted loss per common share	$(1.01)	$(0.24)	$(1.49)	$(0.47)
Cash dividends declared per common share	$-	$-	$-	$-

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	For Three Months Ended		For Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net loss	$(1,894)	$(377)	$(2,655)	$(618)
Other comprehensive loss: Reclassification adjustments for gains realized in net loss, net of income taxes of $0, $(37),
$0 and $(63), respectively	-	(57)	(73)	(98)
Unrealized net holding loss on securities available for sale, net of income taxes of $0,
$(21), $0 and $(140), respectively	221	(33)	27	(214)
Total other comprehensive income (loss)	221	(90)	(46)	(312)

Total comprehensive loss	$(1,673)	$(467)	$(2,701)	$(930)

See accompanying notes to consolidated financial statements.

Patapsco Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)	For the Nine Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,655)	$(618)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Amortization of premiums and discounts, net	220	199
Gain on sale of securities available for sale	(73)	(161)
Amortization of deferred loan origination fees, net of costs	(1)	-
Provision for loan losses	3,964	2,298
Provision for loss on sale of real estate acquired through foreclosure	37	-
Net gain on sale of real estate acquired through foreclosure	(64)	(10)
Decrease in value of real estate acquired through foreclosure	-	167
Depreciation	191	206
Amortization of core deposit intangible	39	39
Increase in cash surrender value of bank owned life insurance	(59)	(49)
(Gain) loss on sale of other assets	(2)	22
Decrease in accrued interest receivable and other assets	1,313	831
Non-cash compensation under stock-based benefit plan	14	4
Decrease in accrued expenses and other liabilities	(181)	(131)
Net cash provided by operating activities	2,743	2,797
Cash flows from investing activities:
Proceeds from maturity of securities available for sale and
principal repayments on mortgage-backed securities	22,085	21,727
Purchases of securities available for sale	(25,560)	(37,662)
Proceeds from sale of securities available for sale	3,343	2,877
Net (increase) decrease in loans receivable	(546)	5,337
Proceeds from sale of real estate acquired through foreclosure	811	1,263
Net change in investments required by law	463	185
Purchases of property and equipment	(62)	(71)
Net cash provided by/(used in) investing activities	534	(6,344)

Cash flows from financing activities:
Net (decrease)/increase in deposits	(3,640)	6,701
Decrease in advance payments by borrowers	(342)	(460)
Repayments on long-term borrowings	(3,000)	(5,100)
Net cash (used in)/provided by financing activities	(6,982)	1,141

Net decrease in cash and cash equivalents	(3,705)	(2,406)
Cash and cash equivalents at beginning of period	28,469	28,043
Cash and cash equivalents at end of period	$24,764	$25,637

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$2,324	$3,108
Income taxes paid	-	-
Loans transferred to real estate acquired through foreclosure, net	1,298	$265

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

Note 3: Basis of Presentation and Summary of Significant Accounting Policies

The accompanying consolidated statement of financial condition at June 30, 2011, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim consolidated financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-K for the fiscal year ended June 30, 2011.

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

Allowance for Loan Losses

The allowance for loan losses (“allowance”) represents an amount that, in the judgment of management, will be adequate to absorb probable losses on outstanding loans and leases that may become uncollectible. The allowance represents an estimate made based upon two principles of accounting: (1) ASC Topic 450 “Contingencies”, that requires losses to be accrued when their occurrence is probable and estimable, and (2) ASC Topic 310, “Receivables,” that requires losses be accrued when it is probable that the lender will not collect all principal and interest due under the original terms of the loan. The adequacy of the allowance is determined through careful evaluation of the loan portfolio. This determination is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of the current economic environment and other qualitative factors that may be subject to change. Loans and leases deemed uncollectible are charged against the allowance and recoveries of previously charged-off amounts are credited to it. The level of the allowance is adjusted through the provision for loan losses that is recorded as a current period expense. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The amount of the reserve for unfunded lending commitments is not material to the consolidated financial statements.

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

Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful, and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weakness may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristics that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

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

Note 5: Recent Accounting Pronouncements

There were no new accounting pronouncements affecting the Company during the period that were not previously disclosed.

Note 6: Securities Available for Sale

Securities available for sale are summarized as follows as of:

	March 31, 2012
	Amortized	Unrealized		Unrealized	Fair
(In thousands)	Cost	Gains		Losses	Value
Corporate bonds	$5,752	$86		($266)	$5,572
U.S. Government agencies	2,000	1		-	2,001
Mortgage-backed securities, residential	8,865	98	(10)		8,953
Collateralized mortgage obligations, agencies	23,117	198		(88)	23,227
	$39,734	$383		($364)	$39,753

	June 30, 2011
	Amortized	Unrealized		Unrealized	Fair
(In thousands)	Cost	Gains		Losses	Value
Corporate bonds	$3,000	$-		($45)	$2,955
U.S. Government agencies	12,530	10	(20)		12,520
Mortgage-backed securities, residential	4,020	78		-	4,098
Collateralized mortgage obligations, agencies	20,199	107		(65)	20,241
	$39,749	$195		($130)	$39,814

The scheduled maturities of securities available for sale at March 31, 2012 are as follows:

(In thousands)	Amortized Cost	Fair Value
Due in less than one year	$-	$-
Due in one to five years	2,752	2,836
Due after five through ten years	3,000	2,736
Due after ten years	2,000	2,001
Mortgage-backed securities, residential	8,865	8,953
Collateralized mortgage obligations, agencies	23,117	23,227
	$39,734	$39,753

The following table shows the Company’s securities available for sales’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at:

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate bonds	$897	$(103)	$837	$(163)	$1,734	$(266)
Mortgage-backed securities	3,509	(10)	-	-	3,509	(10)
Collateralized mortgage
obligations, agencies	6,360	(51)	1,726	(37)	8,086	(88)
Total Temporarily Impaired Securities	$10,766	$(164)	$2,563	$(200)	$13,329	$(364)

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate bonds	$1,954	$(45)	$-	$-	$1,954	$(45)
U.S. Government agencies	4,480	(20)	-	-	4,480	(20)
Collateralized mortgage
obligations, agencies	5,956	(65)	-	-	5,956	(65)
Total Temporarily Impaired Securities	$12,390	$(130)	$-	$-	$12,390	$(130)

All mortgage-backed securities and collateralized mortgage obligations in the portfolio were comprised of securities issued by U.S. Government agencies.

At March 31, 2012, the Company had fourteen securities in an unrealized loss position. Unrealized losses detailed above relate to ten collateralized mortgage obligations, two mortgage-backed securities, and two corporate bonds. The declines in fair value are considered temporary and are primarily due to interest rate fluctuations. The Company does not have the intent to sell these securities, and it is more likely than not, that it will not be required to sell the securities prior to their recovery. All of the individual unrealized losses are less than two percent of stockholders’ equity.

The carrying amount of investment securities required by law, which includes Federal Reserve Bank and Federal Home Loan Bank stocks totals $1.8 million and $2.3 million at March 31, 2012 and June 30, 2011, respectively, and such securities are considered restricted as to marketability. Management evaluates the Company’s restricted stock for impairment in accordance with ASC Topic 350, “Accounting by Certain Entities (Including With Trade Receivables) That Lend to or Finance The Activities of Others.” Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the issuer as compared to the capital stock amount for the issuer and the length of time this situation has persisted, (2) commitments by the issuer to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuer, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuer. The Company has concluded that the investment securities required by law are not impaired as of March 31, 2012.

Securities, issued by agencies of the federal government, with a carrying value of $4.2 million and $5.7 million on March 31, 2012 and June 30, 2011, respectively, were pledged to secure the Company’s federal funds accommodation. Securities, issued by agencies of the federal government, with a carrying value of $16.7 million and 19.3 million on March 31, 2012 and June 30, 2011, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve’s discount window.

During the three months ended March 31, 2011, $1.4 million in securities were sold at a gross gain of $94,000 using the specific identification method and there were no sales during the three month period ending March 31, 2012. During the nine months ended March 31, 2012 and 2011, $3.3 million and $2.9 million in securities were sold at a gross gain of $73,000 and $161,000, respectively, using the specific identification method.

Note 7: Loans and Related Allowance for Loan Losses

The following tables summarize the activity by segment of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment for the three and nine months ended March 31, 2012 and as of March 31, 2012 and June 30, 2011.

		Commercial
(in thousands)	Commercial	Real Estate	Construction		Residential	Consumer	Total
Allowance for credit losses
Beginning balance, January 1, 2012	$2,042	$1,785	$732		$105	$255	$4,919
Provisions	820	1,018	541	(9)		(2)	2,368
Charge-offs	(1,542)	(1,143)	(703)		-	(33)	(3,421)
Recoveries	32	-	-		-	20	52
Ending balance, March 31, 2012	$1,352	$1,660	$570		$96	$240	$3,918

Beginning balance, July 1, 2011	$1,512	$1,835	$368		$114	$365	$4,194
Provisions	1,830	1,114	1,077		-	(57)	3,964
Charge-offs	(2,044)	(1,289)	(875	)(18)		(119)	(4,345)
Recoveries	54	-	-		-	51	105
Ending balance, March 31, 2012	$1,352	$1,660	$570		$96	$240	$3,918
Ending balance: individually
evaluated for impairment	$-	$-	$-		$-	$-	$-
Ending balance: collectively
evaluated for impairment	$1,352	$1,660	$570		$96	$240	$3,918

(in thousands)		Commercial
As of March 31, 2012	Commercial	Real Estate	Construction	Residential	Consumer	Total
Loans receivable:
Ending balance	$47,805	$50,941	$10,186	$62,028	$10,813	$181,773
Ending balance: individually
evaluated for impairment	$3,385	$3,094	$2,362	$-	$-	$8,841
Ending balance: collectively
evaluated for impairment	$44,420	$47,847	$7,824	$62,028	$10,813	$172,932

(in thousands)		Commercial
As of June 30, 2011	Commercial	Real Estate	Construction	Residential	Consumer	Total
Allowance for credit losses:
Ending balance	$1,512	$1,835	$368	$114	$365	$4,194
Ending balance: individually
evaluated for impairment	$924	$271	$-	$-	$-	$1,195
Ending balance: collectively
evaluated for impairment	$588	$1,564	$368	$114	$365	$2,999

(in thousands)		Commercial
As of June 30, 2011	Commercial	Real Estate	Construction	Residential	Consumer	Total
Loans receivable:
Ending balance	$53,422	$52,367	$12,281	$56,068	$12,626	$186,764
Ending balance: individually
evaluated for impairment	$4,064	$3,786	$1,335	$615	$-	$9,800
Ending balance: collectively
evaluated for impairment	$49,358	$48,581	$10,946	$55,453	$12,626	$176,964

The following table sets forth information with respect to the Company’s impaired loans by portfolio class as of March 31, 2012 and June 30, 2011:

	March 31, 2012			June 30, 2011
(in thousands)	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance.	Allowance	Investment	Balance.	Allowance
Impaired loans with no related allowance recorded:
Commercial	$3,385	$5,277	$-	$433	$440	$-
Commercial real estate	3,094	4,237	-	2,239	2,702	-
Construction	2,362	3,082	-	1,335	1,681	-
Residential	-	-	-	615	615	-

Impaired loans with an allowance recorded:
Commercial	$-	$-	$-	$3,631	$3,731	$924
Commercial real estate	-	-	-	1,547	1,547	271
Total impaired loans:
Commercial	$3,385	$5,277	$-	$4,064	$4,171	$924
Commercial real estate	3,094	4,237	-	3,786	4,249	271
Construction	2,362	3,082	-	1,335	1,681	-
Residential	-	-	-	615	615	-

Average recorded investment of impaired loans and related interest income recognized for the three and nine months ended March 31, 2012 are summarized as follows:

	3 Months Ended March 31, 2012			9 Months Ended March 31, 2012
(in thousands)	Average Recorded	Interest Income	Cash Basis Interest	Average Recorded	Interest Income	Cash Basis Interest
	Investment	Recorded	Income	Investment	Recorded	Income
Impaired loans with no related allowance recorded:
Commercial	$2,171	$6	$6	$1,551	$24	$24
Commercial real estate	2,103	5	5	2,759	21	21
Construction	1,787	-	-	1,791	1	1
Residential	51	-	-	81	-	-

Impaired loans with an allowance recorded:
Commercial	$2,151	$-	$-	$2,421	$-	$-
Commercial real estate	1,797	-	-	2,076	-	-
Construction	1,066	-	-	710	-	-
Total impaired loans:
Commercial	$4,322	$6	$6	$3,972	$24	$24
Commercial real estate	3,900	5	5	4,835	21	21
Construction	2,853	-	-	2,501	1	1
Residential	51	-	-	81	-	-

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

The following table sets forth information with respect to the Company’s credit quality indicators as of March 31, 2012 and June 30, 2011.

(in thousands)

Commercial Credit Exposure
Credit Risk Profile by
Internally Assigned Grade

	Commercial		Commercial Real Estate		Construction		Residential
	March 31,	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,	June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$32,406	$43,887	$41,887	$40,960	$5,289	$7,556	$61,144	$55,297
Special Mention	8,666	1,459	2,736	1,212	2,535	2,826	52	56
Substandard	6,591	7,031	5,392	9,067	2,362	1,899	832	715
Doubtful	142	1,045	926	1,128	-	-	-	-
Total	$47,805	$53,422	$50,941	$52,367	$10,186	$12,281	$62,028	$56,068

Consumer Credit Exposure
Credit Risk Profile by
Internally Assigned Grade

	Consumer
	March 31,	June 30,
	2012	2011
Performing	$10,787	$12,586
Nonperforming	26	40
Total	$10,813	$12,626

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2012 and June 30, 2011:

	March 31, 2012
(in thousands)			Greater Than
	30-59	60-89	90 Days	Total		Non-
	Days	Days	and Still	Past		Accrual	Total
	Past Due	Past Due	Accruing	Due	Current	Loans	Loans
Commercial	$99	$484	$-	$583	$43,793	$3,429	$47,805
Commercial real estate	1,537	-	-	1,537	46,063	3,341	50,941
Construction	-	-	-	-	7,824	2,362	10,186
Residential	173	-	-	173	61,855	-	62,028
Consumer	215	14	-	229	10,558	26	10,813
Total	$2,024	$498	$-	$2,522	$170,093	$9,158	$181,773

	June 30, 2011 .
(in thousands)			Greater Than
	30-59	60-89	90 Days	Total		Non-
	Days	Days	and Still	Past		Accrual	Total
	Past Due	Past Due	Accruing	Due	Current	Loans	Loans

Commercial	$648	$2,048	$-	$2,696	$46,556	$4,170	$53,422
Commercial real estate	337	-	-	337	48,244	3,786	52,367
Construction	-	-	-	-	10,946	1,335	12,281
Residential	363	56	-	419	55,034	615	56,068
Consumer	165	41	-	206	12,380	40	12,626
Total	$1,513	$2,145	$-	$3,658	$173,160	$9,946	$186,764

The following table summarizes information relative to troubled debt restructurings by loan portfolio class:

(in thousands)	Pre-Modification Outstanding Recorded	Post-Modification Outstanding Recorded	Recorded
	Investment	Investment	Investment
March 31, 2012:
Commercial	$2,681	$2,681	$2,640
Commercial real estate	$1,208	$1,208	$1,193
Construction	$1,722	$1,722	$1,241

During the first nine months ended March 31, 2012, the Company did not restructure any loans. A commercial land development loan totaling $1.2 million that was restructured in the past twelve months defaulted in the current period. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.

As of March 31, 2011, there was a $1.2 million commercial land development loan and a $564,000 residential land development loan which represented defaulted troubled debt restructures. Three forbearance agreements were negotiated during fiscal year 2009, two were negotiated during fiscal year 2010 and modified during fiscal year 2011, while three were negotiated in fiscal year 2011, prior to June 30, 2011.

There are forbearance agreements on all loans currently classified as troubled debt restructures. The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced, and/or the loan will be repaid as collateral is sold.

As a result of adopting the amendments in Accounting Standards Update No. 2011-02, the Company reassessed all troubled debt restructurings that occurred on or after the beginning of the current fiscal year of July 1, 2011, for identification as troubled debt restructurings. The Company identified no loans for which the allowance for loan losses had previously been measured under a general allowance of credit losses methodology that are now considered troubled debt restructurings in accordance with Account Standards Update No. 2011-02.

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

On May 6, 2010, the Company’s Board of Directors determined to suspend interest payments on the trust preferred securities. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Richmond as required by recent regulatory policy guidance. At March 31, 2012, cumulative unpaid interest totaled $661,000. This amount has been accrued in the consolidated financial statements.

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

On May 6, 2010, the Company’s Board of Directors determined to suspend payment of regular quarterly cash dividends on the $6.0 million in Series A Preferred Stock and $300,000 in Series B Preferred Stock. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Richmond as required by recent regulatory policy guidance. At March 31, 2012, cumulative unpaid dividends totaled $654,000. This amount has not been accrued in the consolidated financial statements.

Note 10: Regulatory Capital Requirements

At March 31, 2012, the Bank met each of the three minimum regulatory capital requirements. The holding company ratios do not differ significantly from the Bank’s ratios. The following table summarizes the Bank’s regulatory capital position at March 31, 2012.

			For Capital		Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk
Weighted Assets)	$18,969	11.96%	$12,684	8.00%	$15,854	10.00%

Tier 1 Capital (to Risk
Weighted Assets)	$16,963	10.70%	$6,342	4.00%	$9,513	6.00%

Tier 1 Capital (to Average
Assets)	$16,963	6.67%	$10,176	4.00%	$12,720	5.00%

			For Capital		Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Total Capital (to Risk
Weighted Assets)	$21,432	12.94%	$13,250	8.00%	$16,563	10.00%

Tier 1 Capital (to Risk
Weighted Assets)	$19,335	11.67%	$6,625	4.00%	$9,938	6.00%

Tier 1 Capital (to Average
Assets)	$19,335	7.26%	$10,659	4.00%	$13,323	5.00%

The following table summarizes the Bank’s regulatory capital position at June 30, 2011.

Note 11: Loss per Share

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
(in thousands except for per share data)

Net loss available for common
Shareholders	$(1,991)	$(474)	$(2,946)	$(909)

Basic weighted average shares outstanding	1,981	1,942	1,980	1,942
Basic loss per share	$(1.01)	$(0.24)	$(1.49)	$(0.47)

Dilutive shares	-	-	-	-
Diluted weighted average shares outstanding	1,981	1,942	1,980	1,942
Diluted loss per share	$(1.01)	$(0.24)	$(1.49)	$(0.47)

At March 31, 2012, there were no stock options outstanding. At March 31, 2011 there were 20,832 stock options outstanding, all of which had exercise prices above the market price of the Company’s common stock on the same date. Additionally, as the Company was in a loss position for all of the periods presented above, there was no dilutive effect to the loss per share calculation.

Note 12: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit issued by the Company. Standby letters of credit are conditional written commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $985,000 of standby letters of credit as of March 31, 2012 and $1,421,000 outstanding as of June 30, 2011. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The amount of the liability as of March 31, 2012 and June 30, 2011 for guarantees under standby letters of credit issued is not material.

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

A summary of stock option activity for the nine month period ended March 31, 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Months	Aggregate Intrinsic Value (000s)

Outstanding at June 30, 2011	20,832	$6.29	1.11	$-

Granted	-	-	-

Exercised	-	-	-

Forfeited or expired	20,832	$6.29	-	$-

Outstanding at March 31, 2012	-	-	-

Exercisable at March 31, 2012	-	-

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

In May 2009, the Board of Directors voted to terminate the directors deferred compensation portion of the Plan. Accordingly, 57,255 deferred shares were distributed to the respective directors in May 2010, and are now included as issued shares. The remaining portion of the Plan continues to remain in effect. As of March, 2012 there are 7,000 non-vested shares outstanding under this Plan.

A summary of the status of the Company’s non-vested shares as of March 31, 2012 is presented below:

	Common Shares	Weighted Average Grant-Date Fair Value

Non-vested as of June 30, 2011	2,250	$7.10

Awards Granted	10,000	0.84
Vested	2,250	7.10
Forfeited	3,000	0.84

Non-vested at March 31, 2012	7,000	$0.84

As of March 31, 2012 there was $4,000 of total unrecognized compensation costs related to non-vested share-based compensation. The cost is expected to be recognized over a weighted average period of 26 months. During the nine months ended March 31, 2012, 10,000 restricted shares were issued to members of executive management. At grant date, vesting of the shares was “cliff” vesting at the end of a three year period. As of March 2, 2012, 3,000 shares were forfeited upon employment termination resulting in no compensation expense recognized for the three month period ended March 31, 2012, compared to $1,000 for the three month period ended March 31, 2011 as a result of these awards. Compensation expense totaling $1,000 and $4,000 has been recognized in the nine month periods ended March 31, 2012 and 2011, respectively, as a result of these awards.

Note 15: Fair Value Measurements

ASC Topic 825 “Financial Instruments” requires the Company to disclose estimated fair values for certain on- and off- balance sheet financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments as of March 31, 2012 and June 30, 2011.

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

The carrying amount and estimated fair value of financial instruments is summarized as follows at:

	March 31, 2012		June 30, 2011
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$24,764	$24,764	$28,469	$28,469
Securities available for sale	39,753	39,753	39,814	39,814
Loans receivable, net	177,855	194,200	182,570	191,181
Securities required by law	1,823	1,823	2,286	2,286
Accrued interest receivable	766	766	857	857
Liabilities:
Deposits	227,324	227,697	231,306	231,358
Long-term debt	14,000	15,048	17,000	15,828
Accrued interest payable	710	710	622	622
Off balance sheet instruments:
Commitments to extend credit	-	-	-	-

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of March 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
March 31, 2012	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Financial instruments – Assets
Loans receivable, net	$177,855	$194,200	$-	$-	$194,200
Financial instruments - Liabilities
Deposits	227,324	227,697	142,441	85,256	-
Long-term debt	14,000	15,048	-	15,048	-

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

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. All commercial and residential mortgage non-accrual loans are considered impaired. The measurement of impaired loans is based on the present value of the expected cash flows discounted at the historical effective interest rate, the market price of the loan, or the fair value of the underlying collateral. Collateral values are estimated utilizing methods such as appraisals or broker price opinions and taking into consideration the timing of the valuation, the nature of the collateral and such other information as is deemed appropriate. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $0 and $5.2 million less their specific valuation allowances of $0 and $1.2 million as determined in accordance with ASC Topic 310 “Receivables” at March 31, 2012 and June 30, 2011, respectively.

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

There were no asset transfers between fair value Level 1 and Level 2 for the nine months ended March 31, 2012.

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

	At March 31, 2012
(In thousands)	Total	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Corporate bonds	$5,572	$-	$5,572	$-
U.S. Government agencies	2,001	-	2,001	-
Mortgage-backed securities, residential	8,953	-	8,953	-
Collateralized mortgage obligations, agencies	23,227	-	23,227	-
Total securities available for sale	$39,753	$-	$39,753	$-

Measured at fair value on a nonrecurring basis:
Impaired Loans	$-	$-	$-	$-
Repossessed real estate and other assets	$90	$-	$-	$90

	At June 30, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Corporate bonds	$2,955	$-	$2,955	$-
U.S. Government agencies	12,520	-	12,520	-
Mortgage-backed securities, residential	4,098	-	4,098	-
Collateralized mortgage obligations, agencies	20,241	-	20,241	-
Total securities available for sale	$39,814	$-	$39,814	$-

Measured at fair value on a nonrecurring basis:
Impaired loans	$3,983	$-	$-	$3,983
Repossessed real estate and other assets	$24	$-	$-	$24

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

March 31, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Impaired loans	$-	Appraisal of collateral (1)	Appraisal adjustments (2)	0 – 15%
Repossessed real estate and other assets	$90	Appraisal of collateral (1)	Appraisal adjustments (2)	0 – 15%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

Deferred income taxes are reported for temporary differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the consolidated financial statements carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution’s income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, the Company recorded a valuation allowance of $2.2 million at June 30, 2011. Subsequent to recording this valuation allowance, the deferred tax asset balance was zero at June 30, 2011 and March 31, 2012. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date.

Comparison of Financial Condition at March 31, 2012 and June 30, 2011

The Company’s assets decreased $9.8 million to $254.8 million at March 31, 2012 compared to $264.6 million at June 30, 2011. Net loans declined $4.7 million or 2.6% to $177.9 million at March 31, 2012 from $182.6 million at June 30, 2011. Growth in residential mortgage loans of $6.0 million was more than offset by decreases in commercial mortgages of $1.4 million, construction loans of $2.1 million, consumer loans of $1.8 million and commercial business loans of $5.6 million. Such decreases were due primarily to soft loan demand.

Securities available for sale remained constant at $39.8 million as of March 31, 2012 and June 30, 2011 as maturities of $16.0 million, sales of $3.3 million and pay-downs of the mortgage-backed securities of $6.0 million were replaced by new purchases of investment securities of $25.6 million.

Real estate acquired through foreclosure increased $514,000 to $2.2 million as of March 31, 2012 as there were 14 properties totaling $1.3 million in additions and $811,000 that were sold at a $64,000 gain.

Total deposits declined $4.0 million, or 1.7%, to $227.3 million at March 31, 2012 from $231.3 million at June 30, 2011 as management lowered deposit rates more aggressively than the competition in order to reduce excess cash reserves. Interest-bearing deposits decreased $4.4 million, or 2.0%, to $216.4 million at March 31, 2012 from $220.8 million at June 30, 2011. Noninterest-bearing deposits increased $478,000 to $11.0 million at March 31, 2012. Long-term debt declined $3.0 million to $9.0 million at March 31, 2012 from $12.0 million at June 30, 2011.

Stockholders’ equity decreased by $2.7 million from $14.4 million at June 30, 2011 to $11.7 million at March 31, 2012 primarily reflecting the loss during the current year-to-date period.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2012 and March 31, 2011

Net Income. The Company recorded a net loss available to common shareholders of $2.0 million, or $1.01 per common share, for the quarter ended March 31, 2012 compared to net loss of $474,000, or $0.24 per common share, for the quarter ended March 31, 2011. The increased loss in the current quarter was primarily the result of a higher loan loss provision. In addition, income tax benefit was zero in the current quarter as the Company fully reserved for deferred tax assets at June 30, 2011. Accordingly, the tax benefit on the current quarter’s net loss was offset by a similar reserve.

For the nine months ended March 31, 2012, the Company recorded a net loss available to common shareholders of $3.0 million, or $1.49 per common share, compared to a loss of $909,000, or $0.47 per common share, for the same period in 2011 as the loan loss provision increased $1.7 million to $4.0 million in the current period from $2.3 million in the same period of the prior year. In addition, consistent with the current quarter no income tax benefit was recorded for the nine months ended March 31, 2012.

Net Interest Income. The Company’s net interest income decreased by $25,000, or 1.2%, comparing the quarter ended March 31, 2012 to the same period of 2011. The slight decrease in net interest income during the comparable three-month period was due to a $10.5 million decline in average earning assets from $255.7 million in the quarter March 31, 2011 to $245.1 million in the current quarter.

For the nine months ended March 31, 2012 net interest income declined $72,000 as average interest earning assets declined $7.1 million from $253.7 million for the nine months ended March 31, 2011 versus $246.6 million for the current year to date period.

Interest Income. Total interest income decreased by $225,000, or 7.3%, to $2.8 million for the quarter ended March 31, 2012 from $3.1 million for the quarter ended March 31, 2011. Total interest income for the nine months ended March 31, 2012 decreased $919,000 to $8.7 million from $9.6 million in the comparable period of the prior year. The decreases in interest income during the three and nine month periods were due to lower rates of interest earned in addition to a lower level of earning assets. The impact of lower market interest rates in the current three and nine month periods had a negative effect on the yields on earning assets. In addition, a shift in the mix of earning assets from loans to lower yielding investments and a decline in the yield on loans negatively affected the yield on average earning assets.

Interest income on loans receivable decreased by $248,000, or 8.8%, to $2.6 million for the quarter ended March 31, 2012 from $2.8 million for the quarter ended March 31, 2011. For the nine months ended March 31, 2012, interest income on loans declined $1.0 million to $7.9 million from $8.9 million in the same period of the prior year. The decreases in interest income on loans for the current quarter and year to date periods were due to lower yields as well as lower average loan balances. The lower yields were due to the decline in market interest rates mentioned above. The lower loan volumes were due to a continued drop in loan demand over the previous year.

Interest income on investment securities, including investments required by law, increased $30,000, or 13.2%, to $258,000 and by $115,000, or 18.0%, to $754,000 in the three and nine month periods ended March 31, 2012, as compared to the same periods in the prior year. The increase for the three month period was due to the increase in volume combined with an increase in yield, whereas for the nine month period the increase in volume more than offset the decline in the yield over the comparative period.

Interest income on federal funds sold and other investments was $7,000 lower to $9,000 for the three months ended March 31, 2012 and $13,000 lower to $33,000 in the nine month periods ended March 31, 2012 due primarily to lower volumes.

Interest Expense. Total interest expense decreased by $200,000, or 21.3%, to $741,000 for the quarter ended March 31, 2012 from $941,000 for the quarter ended March 31, 2011. For the nine month period ended March 31, 2012 total interest expense decreased $847,000 to $2.4 million from $3.3 million in the nine month period ended March 31, 2011. The decline in interest expense during the comparable three and nine month periods were due to lower rates paid on interest-bearing liabilities as well as a lower volume of borrowings.

Interest expense on deposits decreased by $176,000, or 23.4%, to $576,000 in the current quarter from $752,000 in the previous year’s comparable quarter. For the nine months ended March 31, 2012, interest expense on deposits decreased $694,000, or 26.8%, to $1.9 million from $2.6 million in the nine months ended March 31, 2011. The decrease in interest expense on deposits in the quarterly and year to date periods were due to a decline in rates paid on deposits combined with a lower outstanding balance of deposits. The lower rates paid on deposits reflect the lower rate environment in the current periods as well as a continued moderation of the competitive pressures.

Interest expense on long-term borrowings decreased $24,000, or 12.7%, to $165,000 for the quarter ended March 31, 2012. For the nine months ended March 31, 2012, interest expense on long-term borrowings decreased $153,000, or 22.8% to $517,000 from $670,000 for the nine months ended March 31, 2011. The decreases in interest expense in the comparable three and nine month periods were due to lower average balances outstanding offset by higher average rates.

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

	Three Months Ended March 31,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, including fees (2)	$184,798	$2,570	5.56%	$195,067	$2,818	5.78%
Securities, including securities required by law	44,090	258	2.35%	39,861	228	2.28%
Federal funds sold and other investments	16,232	9	0.17%	20,726	16	0.30%
Total interest earning assets	245,120	2,837	4.63%	255,654	3,062	4.79%
Non-interest-earning assets	10,818			17,550
Total assets	$255,938			$273,204

Interest-bearing liabilities:
Interest bearing deposits	$216,253	576	1.08%	$226,042	752	1.35%
Long-term borrowings	14,000	165	4.71%	17,000	189	4.46%
Total interest-bearing liabilities	230,253	741	1.30%	243,042	941	1.57%
Non-interest-bearing liabilities	11,812			10,281
Total liabilities	242,065			253,323
Stockholders' equity	13,873			19,881
Total liabilities and stockholders’ equity	$255,938			$273,204

Net Interest Income		$2,096			$2,121
Interest rate spread			3.33%			3.22%
Net interest margin			3.47%			3.36%
Ratio of average interest-earning assets
to average interest-bearing liabilities			106.46%			105.18%

_________

(1) Yields and rates are annualized.

(2) Includes nonaccrual loans.

	Nine Months Ended March 31,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, including fees (2)	$185,101	$7,870	5.57%	$197,647	$8,891	5.94%
Securities, including securities required by law	42,984	754	2.30%	33,016	639	2.58%
Federal funds sold and other investments	18,517	33	0.23%	23,024	46	0.26%
Total interest earning assets	246,602	8,657	4.60%	253,687	9,576	4.99%
Non-interest-earning assets	11,046			16,928
Total assets	$257,648			$270,615

Interest-bearing liabilities:
Interest bearing deposits	$216,929	1,895	1.16%	$222,617	2,589	1.55%
Long-term borrowings	14,796	517	4.57%	19,606	670	4.49%
Total interest-bearing liabilities	231,725	2,412	1.38%	242,223	3,259	1.79%
Non-interest-bearing liabilities	11,447			10,675
Total liabilities	243,172			252,898
Stockholders' equity	14,476			17,717
Total liabilities and stockholders’ equity	$257,648			$270,615

Net interest income		$6,245			$6,317

Interest rate spread			3.22%			3.20%
Net Interest margin			3.36%			3.32%

Ratio of average interest-earning assets
to average interest-bearing liabilities			106.42%			104.73%

 ____________

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

The provision for loan losses was $2.4 million in the quarter ended March 31, 2012, compared to $1.0 million for the quarter ended March 31, 2011. During the quarter ended March 31, 2012, the Company’s management determined that several impaired loans required higher specific reserves based on the most recent values of the collateral securitizing the loan. Further, management decided to charge off all of the specific reserves established on impaired loans, based on recommendations from regulators, which caused the historical loss ratios to increase thus increasing the calculation of required loan loss reserves since a key component of the calculation involves the historical loss ratio. The Company’s allowance for loan losses as a percentage of total loans was 2.16% as of March 31, 2012 versus 2.25% at June 30, 2011. Patapsco Bancorp’s allowance for loan losses as a percentage of nonperforming loans was 42.78% at March 31, 2012 as compared to 42.2% at June 30, 2011. Setting the allowance at this level takes into consideration that 95% of non-performing loans are collateralized by real estate at March 31, 2012. In consideration of the appropriate level for the allowance for loan losses, downward adjustments were made to values established by real estate appraisals, where warranted, taking into consideration the age of the appraisal and the nature of the collateral. These adjusted appraisal values, which required management’s judgment, were used to develop estimated losses and related specific loss reserves within the allowance for loan losses. The Company has concluded, after a thorough analysis of the nonperforming loan portfolio, watch list loans, delinquencies and other factors, that the allowance is adequate at March 31, 2012.

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

	March 31,	June 30,
(in thousands)	2012	2011
Loans accounted for on a non-accrual basis (1)	$9,158	$9,946
Accruing loans that are contractually past due 90 days or more	-	-
Total non-performing loans	9,158	9,946
Other non-performing assets (2)	2,203	1,689
Total non-performing assets	$11,361	$11,635

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan. Of the $9,158 and $9,946 of non-accrual loans, $5,074 and $5,324 were considered troubled debt restructurings as of March 31, 2012 and June 30, 2011, respectively.
(2)	Other nonperforming assets represent property acquired through foreclosure or repossession.

Refer to Note 7 of the Consolidated Financial Statements for a discussion of troubled debt restructurings.

The following table reflects the activity in non-performing loans for the nine months ended March 31, 2012:

(in thousands)

Balance June 30, 2011	$9,946
Added to non-accrual during the year to date	6,960
Paid off/down	(1,487)
Brought to accrual status	(751)
Transferred to real estate acquired through foreclosure	(1,298)
Charged-Off	(4,120)
Net change in non-accrual Consumer & Residential Mortgages, and all other	(92)
Balance March 31, 2012	$9,158

At March 31, 2012, non-accrual construction loans totaled $2.4 million and consisted of a $1.0 million commercial land development loan, $1.1 residential development loan and a $221,000 residential land development loan. Non-accrual commercial real estate loans include a $1.5 million strip shopping center loan, $407,000 in residential investment loans, $646,000 warehouse building loan, and $770,000 in mixed use commercial mortgage loans. Non-accrual commercial loans include a $1.3 million loan supporting a borrower’s various business interests including commercial properties, a $1.2 million mixed use industrial property loan and several other smaller loans totaling approximately $900,000.

Noninterest Income. The Company’s non-interest income consists of deposit fees, service charges, income from bank owned life insurance (“BOLI”) and gains. Total non-interest income decreased by $104,000, or 37.0%, to $177,000 in the three month period ended March 31, 2012 as the prior year’s quarter included $94,000 in gains on the sale of investment securities. Fees and service charges decreased $20,000 during this period as fees from the Company’s leasing business declined due to the run-off of that portfolio. For the nine months ended March 31, 2012, total non-interest income was $82,000 lower than the prior year due to the prior year including $161,000 in gains on sale of securities as compared to only $73,000 in the current year.

Noninterest Expenses. Total non-interest expenses decreased by $232,000, or 11.4%, to $1.8 million for the quarter ended March 31, 2012 from $2.0 million for the quarter ended March 31, 2011. Compensation costs decreased $84,000, or 8.3%, as staff costs were lower due to staff reductions and open positions. Federal deposit insurance assessments were $58,000 lower due to lower rates that went into effect April 1, 2011. The provision for losses on and cost of real estate acquired through foreclosure decreased $131,000 in the current quarter from $153,000 in the previous year’s quarter due to decreased foreclosure activity. For the nine months ended March 31, 2012, non-interest expenses decreased by $204,000, or 3.5%, as compared to the prior period. Compensation costs decreased $209,000, as staff costs were lower due to staff reductions and open positions. Federal deposit insurance assessments were $148,000 lower due to lower rates that went into effect April 1, 2011. The provision for losses on and cost of real estate acquired through foreclosure decreased $62,000 in the current nine month period from $239,000 in the previous year’s comparative period due to decreased foreclosure activity. These declines were partially offset by increases in professional fees. Professional fees were $182,000, or 40.4%, higher for the nine months ended March 31, 2012 compared to the prior period due to legal costs associated with collection activity.

Income Taxes. Income tax expense was zero versus a tax benefit of $252,000 (or 40.1% of pre-tax loss) for the three month periods ended March 31, 2012 and 2011, respectively. For the nine month ended March 31, 2012, income tax expense was zero versus a tax benefit of $421,000 (or 40.5% of pre-tax loss) for the same period in the prior year. Income tax expense was zero in the current three and nine month periods due to a taxable loss in each period and the Company fully reserved for its deferred tax asset as of March 31, 2012 and June 30, 2011. Accordingly, the tax benefit on the net loss for three and nine months ended March 31, 2012 was offset by a similar reserve.

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

The Company's most liquid assets are cash on hand and due from banks, interest-bearing deposits and Federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2012, the Company's cash on hand and due from banks and interest-bearing deposits totaled $24.8 million. In addition, the Company has approximately $39.8 million of investment securities classified as available for sale, $16.7 million of which are pledged as collateral at the Federal Reserve Bank’s discount window and $4.2 million of which are pledged as collateral for the Company’s federal funds line of credit.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments of $10.6 million and unused lines of credit of $9.0 million. Certificates of deposit that are scheduled to mature in less than one year at March 31, 2012 totaled $40.2 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

On May 6, 2010, the Company’s Board of Directors determined to suspend regular quarterly cash dividends on the $6.0 million in Series A Preferred Stock and $300,000 in Series B Preferred Stock. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Richmond as required by regulatory policy guidance.

On May 6, 2010, the Company’s Board of Directors determined to suspend interest payments on the trust preferred securities. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Richmond as required by regulatory policy guidance.

Under the terms of its trust preferred securities and its Series A and Series B preferred stock, while it has deferred dividends on the trust preferred securities and suspended dividends on its Series A and Series B preferred stock, it generally may not declare or pay any dividends or distributions on, or repurchase, its common stock.

The Bank had $63.5 million in borrowing capacity with the Federal Home Loan Bank of Atlanta, with $9.0 million in borrowings outstanding, at March 31, 2012. These borrowings are secured by the Bank’s stock in the Federal Home Loan Bank of Atlanta and other eligible assets. In addition, the Bank has $16.4 million in borrowing capacity at the Fed’s discount window at March 31, 2012. And finally, the Bank has a $4.0 million line of credit, none of which was outstanding at March 31, 2012, with Pacific Coast Bankers Bank.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	March 31, 2012	June 30, 2011
(in thousands)
Commitments to originate new loans	$10,624	$8,645
Undisbursed lines of credit	9,042	10,230
Financial standby letters of credit	985	1,421

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

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three and nine months ended March 31, 2012 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title
3.1	Articles of Incorporation of Patapsco Bancorp, Inc. and Articles Supplementary (1)
3.2	Bylaws of Patapsco Bancorp, Inc., as amended (2)
4.1	Form of Common Stock Certificate of Patapsco Bancorp, Inc. (3)
4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Patapsco Bancorp, Inc. (4)
4.3	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (4)
4.4	Form of warrant to purchase 300.003 shares of common stock of Patapsco Bancorp, Inc. (4)
4.5	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Patapsco Bancorp, Inc. (4)
4.6	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to §906 of Sarbanes Oxley Act
101*	The following materials from Patapsco Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) related Notes, tagged as blocks of text.

(1)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000 (File No. 0-28032).

(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K for the event on July 23, 2008, filed with the SEC on July 25, 2008 (File No. 0-28032).

(3)	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the SEC on April 25, 2006 (File No. 0-28032).

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K for the event on December 18, 2008, filed with the SEC on December 23, 2008 (File No. 0-28032).

* Furnished, not filed.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATAPSCO BANCORP, INC.

Date: May 15, 2012
/s/ Michael J. Dee
Michael J. Dee
President and Chief Executive Officer

/s/ John M. Wright
John M. Wright
Senior Vice President and Chief Financial Officer

