Form 10-K
period 2012-06-30
PATAPSCO BANCORP INC
filed 2012-09-25
CIK 1003961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of December 31, 2011, the aggregate market value of voting common stock held by nonaffiliates was approximately $1,410,000, computed by reference to the closing sales price on December 31, 2011 as reported on the OTC Electronic Bulletin Board.

Number of shares of Common Stock outstanding as of September 25, 2012: 1,978,833.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the 2012 Annual Report to Stockholders. (Part II)

2. Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders. (Part III)

i

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

At June 30, 2012, the Bank had $62.5 million, $42.1 million, $9.0 million, $54.0 million, and $10.1 million in residential mortgage loans, small business loans, construction loans, commercial real estate loans, home equity and other consumer loans, respectively.

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

Market Area

The Company’s market area for gathering deposits consists of the Hampden area of Baltimore City and eastern and northeastern Baltimore County, Maryland, while the Company makes loans to customers in much of the Mid-Atlantic area with a strong emphasis on the Baltimore metropolitan area. The economy of the Company’s market area has historically been based on industries such as steel, shipyards and automobile assembly. The economy in the Company’s market area continues to be dependent, to some extent, on a small number of major industrial employers. A significant portion of eastern Baltimore County has been designated as an “Enterprise Zone.” As a result, employers relocating to this area are entitled to significant tax and other economic incentives. Based on 2010 United States Census data, the median household income for Baltimore County ($63,959) is between that of Maryland as a whole ($70,647) and the United States ($51,914). The median household income for Baltimore City ($39,386) is lower than both the Maryland and United States averages.

Lending Activities

General. The Company’s gross loan portfolio totaled $177.7 million at June 30, 2012, representing 69.9% of total assets at that date. At June 30, 2012, $62.5 million, or 35.1%, of the Company’s gross loan portfolio, consisted of residential mortgage loans. Other loans secured by real estate include construction and commercial real estate loans, which amounted to $63.0 million, or 35.5%, of the Company’s gross loan portfolio at June 30, 2012. In addition, the Company originates consumer and other loans, including home equity loans, home improvement loans and loans secured by deposits. At June 30, 2012, consumer and other loans totaled $10.1 million, or 5.7%, of the Company’s gross loan portfolio. The Company’s commercial loan portfolio, which consists of small business loans totaled $42.1 million, or 23.7%, of the Company’s gross loan portfolio.

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

The Company’s loan originations are derived from a number of sources, including loan brokers, advertising and referrals by depositors and borrowers. The Company’s solicitation programs consist of advertisements in local media, in addition to participation in various community organizations and events. All of the Company’s loan personnel are salaried. With the exception of applications for home improvement loans, which loans were originated on an indirect basis through a limited number of approved home improvement contractors, loan applications are accepted at the Company’s offices. In addition, the Company’s salaried loan originators may travel to meet prospective borrowers and take applications. In all cases, the Company has final approval of the application.

In recent years, the Company has purchased whole loans and loan participation interests. During the year ended June 30, 2012, the Company purchased no participation interests and no other loans. In the future, management will continue to consider purchases of whole loans or participation interests in commercial business, residential and commercial real estate loans and consumer loans.

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

With respect to single-family residential mortgage loans, the Company makes a loan commitment of between 30 and 60 days for each loan approved. If the borrower desires a longer commitment, the commitment may be extended for good cause and upon written approval. Typically, a commitment fee is not charged in connection with the issuance of a commitment letter; however, extension fees are usually charged. The interest rate is guaranteed for the commitment term.

It is the policy of the Company that appraisals are obtained in connection with all loans for the purchase of real estate or to refinance real estate loans where the existing mortgage is held by a party other than the Company. It is the Company’s policy that all appraisals be performed by appraisers approved by the Company’s Board of Directors and licensed by the State of Maryland, for properties located in the state of Maryland. Broker price opinions (“BPOs”) may be used as a supplemental source of information to be used in the evaluation of collateral value.

Under applicable law, with certain limited exceptions, loans and extensions of credit by a commercial bank to a person, including commitments, at one time shall not exceed 15% of the Company’s unimpaired capital and surplus. Under these limits, the Company’s loans to one borrower were limited to $3.3 million at June 30, 2012. At that date, the Company had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 2012, the Company’s largest lending relationship was represented by loans totaling $3.0 million, secured by commercial real estate and business assets, of which 1.2 million is included in non-accrual loans at June 30, 2012.

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

Residential Real Estate Lending. The Company historically has been an originator of residential real estate loans in its market area. Residential real estate loans consist of both single-family and multi-family residential real estate loans. At June 30, 2012, residential mortgage loans totaled $62.5 million, or 35.1%, of the Company’s gross loan portfolio. Of such loans, $8.6 million were secured by nonowner-occupied investment properties.

The Company’s multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings. Such loans generally range in size from $100,000 to $2.0 million. At June 30, 2012, the Company had $4.9 million of multi-family residential real estate loans, which amounted to 2.8% of the Company’s gross loan portfolio at such date. Multi-family real estate loans either are originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a three or five-year note maturity, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property.

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

Construction Lending. The Company also offers residential and commercial construction loans and land acquisition and development loans. Residential construction loans are offered to individuals who are having their primary or secondary residence built, as well as to local builders to construct single-family dwellings. Residential construction advances are made on a stage of completion basis. Generally, loans to owner/occupants for the construction of residential properties are originated in conjunction with the permanent mortgage on the property. The term of the construction loans is normally from 6 to 18 months and has a variable interest rate, which is normally up to 2% above the prime interest rate. Upon completion of construction, the permanent loan rate will be set at the interest rate offered by the Company on that loan product not sooner than 60 days prior to completion. Interest rates on residential loans to builders are set at the prime interest rate plus a margin of 0.5% to 2.0% as may be adjusted from time to time. Interest rates on commercial construction loans and land acquisition and development loans are based on the prime rate plus a negotiated margin of between 0.5% and 2.0% and adjust from time to time, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At June 30, 2012, $9.0 million, or 5.1%, of the Company’s loan portfolio consisted of construction loans.

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

Commercial Real Estate Lending. The Company’s commercial real estate loan portfolio consists of loans to finance the acquisition of small office buildings, shopping centers and commercial and industrial buildings. Such loans generally range in size from $100,000 to $2.0 million. At June 30, 2012, the Company had $54.0 million of commercial real estate loans, which amounted to 30.4% of the Company’s gross loan portfolio at such date. Commercial real estate loans are typically originated on an adjustable-rate basis with terms of up to 25 years or are amortized over a maximum of 25 years with a maturity generally of three to ten years, and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Company generally limits its commercial real estate lending to borrowers within its market area or with which it has had prior experience. The Company seeks to expand commercial real estate lending.

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

Consumer Lending. The consumer loans currently in the Company’s loan portfolio consist of home improvement loans, home equity loans, loans secured by savings deposits and overdraft protection for checking accounts and other consumer loans. At June 30, 2012, consumer and other loans totaled $10.1 million, or 5.7%, of the Company’s gross loan portfolio.

In July 1995, the Company instituted a home improvement loan program. Such loans were made to finance a variety of other home improvement projects, such as replacement windows, siding and room additions. The Company originated home improvement loans throughout Maryland, Virginia, Delaware, New Jersey and Southern Pennsylvania. In June 2011, the Company exited the origination of home improvement loans. At June 30, 2012 home improvement loans amounted to $4.0 million, or 2.2%, of the Company’s loan portfolio, with $358,000 of originated loans being secured by real estate.

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

At June 30, 2012, the Company’s commercial loans, totaled $42.1 million, or 23.7%, of the Company’s loan portfolio. This commercial lending program employs many of the alternative financing and guarantee programs available through the U.S. Small Business Administration and other state and local economic development agencies.

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

Loan Fees and Servicing. The Company receives fees in connection with late payments and for miscellaneous services related to its loans. The Company also charges fees in connection with loan originations typically up to two points (one point being equal to 1% of the loan amount) on real estate loan originations. The Company generally does not service loans for others. The Company has sold participating interests on residential, commercial real estate and commercial business loans to other local financial institutions. At June 30, 2012, the Company was servicing these participation interests for others totaling approximately $13.9 million.

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

Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management’s judgment there is no doubt as to full collectibility of principal and interest. At June 30, 2012, all loans past due more than 90 days were on nonaccrual. Consumer loans are generally charged off after they become more than 90 days past due. All other loans are charged off when management concludes that they are uncollectible. See Notes 1 and 3 of the Notes to Consolidated Financial Statements.

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

Under applicable accounting rules, investment securities classified as held-to-maturity are recorded at amortized cost and those classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2012, the Company’s entire portfolio of investment securities was classified as available for sale and had an aggregate carrying value of $41.1 million and an unrealized net loss of $82,000. Management of the Company currently does not anticipate that the presence of unrealized losses in the Company’s portfolio of investment securities and mortgage-backed securities is likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Borrowings. While deposits historically have been the primary source of funds for the Company’s lending, investments and general operating activities, the Company utilizes advances from the Federal Home Loan Bank of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member of the Federal Home Loan Bank System, the Company is required to own stock in the Federal Home Loan Bank of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Company has a Blanket Agreement for advances with the Federal Home Loan Bank under which the Company may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the Federal Home Loan Bank of Atlanta are secured by the Company’s stock in the Federal Home Loan Bank of Atlanta and other eligible assets. At June 30, 2012, the Company had outstanding Federal Home Loan Bank of Atlanta advances of $9.0 million with an average rate of 3.69%.

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

Subsidiary Activities

The Bank has four subsidiaries, PFSL LLC Holding Corp. I and II (“PFSL”), which it formed to hold certain real estate owned, Prime Business Leasing that was formed in October 1998 and has since been in the run-off process and Patapsco Financial Services, Inc., which was formed in order to sell alternative investment products to the Company’s customers.

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

Employees

As of June 30, 2012, the Company had 53 full-time and 9 part-time employees, none of who were represented by a collective bargaining agreement. Management considers the Company’s relationships with its employees to be good.

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

The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank and is intended primarily for the protection of the FDIC and the depositors of the Bank. Changes in the regulatory framework could have a material effect on the Bank and its operations.

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

	Actual		Regulatory Requirements for Capital Adequacy Purposes		Regulatory Requirements to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2012:
Total Capital (to Risk Weighted Assets)	$20,036	13.26%	$12,089	8.00%	$15,111	10.00%
Tier 1 Capital (to Risk Weighted Assets)	18,124	11.99	6,044	4.00	9,067	6.00
Tier 1 Leverage	18,124	7.13	10,164	4.00	12,706	5.00

As of June 30, 2011:
Total Capital (to Risk Weighted Assets)	$21,432	12.94%	$13,250	8.00%	$16,563	10.00%
Tier 1 Capital (to Risk Weighted Assets)	19,335	11.67	6,625	4.00	9,938	6.00
Tier 1 Leverage	19,335	7.26	10,659	4.00	13,323	5.00

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

For purposes of these restrictions, an “undercapitalized institution” is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMELS rating). A “significantly undercapitalized” institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A “critically undercapitalized” institution is defined as a depository institution that has a ratio of “tangible equity” to total assets of less than 2.0%. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any examination rating category. At June 30, 2012, the Bank was classified as well capitalized under Federal Reserve regulations.

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

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to acquire and hold specified amounts of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Atlanta stock at June 30, 2012 of $887,000.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of between $11.5 million and $71.0 million, plus 10% on the remainder. The first $11.5 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of June 30, 2012, the Bank met its reserve requirements.

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

Because of the recent difficult economic conditions, deposit insurance per account owner had been raised to $250,000 for all types of accounts until January 1, 2014. That level was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2012. The Dodd-Frank Act extends the unlimited coverage of noninterest-bearing transaction accounts until December 31, 2012 without providing an opt out. The TLGP also included a debt component under which certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest-bearing transaction account coverage and the Bank opted not to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the four quarters ended June 30, 2012 averaged 1.47 basis points of assessable deposits.

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

Limits on Loans to One Borrower. The Bank has chosen to be subject to federal law with respect to limits on loans to one borrower. Generally, under federal law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed 15% of the unimpaired capital and surplus of the commercial bank, plus an additional 10% if secured by specified “readily marketable collateral.” The Bank’s lending limit to one borrower as of June 30, 2012 was $3.3 million.

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

Taxation

For fiscal year 2012, the Company’s maximum federal income tax rate was 34%. The Company and the Bank, together with the Bank’s subsidiary, to date have not filed a consolidated federal income tax return for the fiscal year ended June 30, 2012.

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

Executive Officers Who Are Not Directors

The following sets forth information with respect to executive officers of the Bank who do not serve on the Board of Directors.

	Age at June 30,
Name	2012	Title

Dean L. Jager	46	Senior Vice President – Operations and Compliance

Jeanne R. Kelly-Rieken	51	Senior Vice President – Retail Delivery

Laurence S. Mitchell	65	Senior Vice President – Commercial Business Lending

Phillip P. Phillips	56	Executive Vice President – Lending and Loan Administration

John M. Wright	46	Senior Vice President and Chief Financial Officer of the Company and the Bank

Dean L. Jager is a Senior Vice President who joined the company in January of 2012 and is in charge of Operations and Compliance.  Mr. Jager has over 20 years of professional experience. Prior to Patapsco, Mr. Jager held the position of Chief Compliance Officer with the Lafayette Federal Credit Union from 2007 until 2011 and previously worked with various other Federal Credit Unions in the Baltimore - Washington D.C. Area. Mr. Jager earned his Masters of Arts in Business from the Notre Dame of Maryland University and holds a certification in bank compliance and the Bank Secrecy Act.

Jeanne Kelly-Rieken was appointed Senior Vice President and in charge of Retail Delivery in April 2012.  Mrs. Rieken has over 33 years of experience in banking, including Operations, Credit, and Branch Leadership.  She started her career at Equitable Bank, which merged with Maryland National Bank and then NationsBank.  Mrs. Rieken continued her career with Citizens Bank of Maryland, which merged with Crestar and then Suntrust.  Most recently, Mrs. Rieken was Regional Manager at PNC Bank, through the Citizens National Bank (Mercantile Bancshares) merger.  She taught Principals of Banking as an Instructor for the Center for Financial Training Mid-Atlantic, formerly known as the American Institute of Banking.   She is a graduate of Maryland Banking School and served as Chair of the Maryland Bankers Association Leadership and Development Committee.  Mrs. Rieken has also served on several community Boards, primarily in Anne Arundel and Prince George’s Counties.

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

Phillip P. Phillips was promoted to Executive Vice President in April 2012 and was appointed Senior Vice President upon joining the Company in March 2010.  Prior to that, Mr. Phillips was a Senior Vice President and Manager of Special Assets at Provident Bank, and M&T Bank through merger, from July 2008 to March 2010. From January 2007 until rejoining Provident Bank, he was a Senior Vice President and Regional Senior Credit Officer for Wells Fargo Bank where he assisted in establishing the Maryland Commercial Lending Office. Mr. Phillips’ banking experience spans 32 years and a variety of Credit and Lending positions at Maryland National Bank, NationsBank, Signet Bank and Provident Bank.  Mr. Phillips is also an Adjunct Professor at Towson University.

John M. Wright was appointed Senior Vice President and Chief Financial Officer of the Company and the Bank in April 2012. Mr. Wright has over 20 years of banking experience, having served as Deputy Chief Executive Officer and Chief Financial Officer of CGI North America, a subsidiary of Societe Generale, from April 2008 to September 2011, and as Senior Vice President and Chief Financial Officer of American Bank, Rockville, Maryland, from November 1997 through April 2008. Mr. Wright was a financial consultant from September 2011 to April 2012.

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

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not.  This “flattening” of the market yield curve had a negative impact on our net interest margin, which reduced our profitability. Our net interest margin was 3.34% for the year ended June 30, 2012 compared to 3.32% for the year ended June 30, 2011. The U.S. Federal Reserve has decided to maintain the federal funds rate at 0 to .25%. Decreases in interest rates can result in increased prepayments of loans, as borrowers refinance to reduce their borrowing costs.  Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan proceeds into lower-yielding assets, which might also negatively impact our income. Additionally, if short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our net interest margin, which would have a negative effect on our profitability. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Risk Management―Interest Rate Risk Management” in the 2012 Annual Report, filed as Exhibit 13 to this Form 10-K.

We may be more susceptible to increases in interest rates because of the relatively small amount of adjustable-rate loans currently in our portfolio and our heavy reliance on core deposits, especially our money market accounts, which reprice frequently. At June 30, 2012, $56.1 million, or 31.5% of our total loan portfolio, consisted of adjustable-rate loans. We attempt to limit our exposure to rises in interest rates through: offering adjustable-rate one-to-four family residential real estate loans; an increased focus on multi-family and commercial real estate lending, which emphasizes the origination of shorter-term adjustable-rate loans; and efforts to originate shorter-term fixed-rate loans. Our inability to successfully originate adjustable-rate multi-family and commercial real estate loans or shorter-term fixed-rate loans could result in further compression of our net interest margin in a rising interest rate environment, which could hurt our profits.

Our emphasis on multi-family and commercial lending may expose us to increased lending risks.

At June 30, 2012, $54.0 million, or 30.4%, of our loan portfolio consisted of multi-family and commercial real estate loans. We intend to continue our emphasis on these types of higher-yielding loans to provide us with the opportunity to increase profits. However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to- four-family residential real estate loans because repayment of the loans often depends on the successful operation of the property and the income stream of borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to- four-family residential real estate loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to- four-family residential real estate loan.

Our level of nonperforming loans expose us to increased lending risks. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

At June 30, 2012, our non-performing loans totaled $8.9 million, representing 5.10% of total loans. If these loans continue to not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At June 30, 2012, our allowance for loan losses as a percentage of total loans was 2.11%. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of December 31, 2011, we held 1.45% of the deposits in the Baltimore County, Maryland Metropolitan Statistical Area, which was the 16th largest market share of deposits out of the 41 financial institutions in the metropolitan statistical area. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area. For more information about our market area and the competition we face, see “Business―Market Area” and “Business―Competition.”

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location and certain additional information regarding the Bank’s offices at June 30, 2012.

			Net Book Value
	Year	Owned or	at June 30,	Approximate
	Opened	Leased	2012	Square Footage
		(Dollars in thousands)
Headquarters and Branch Office
1301 Merritt Boulevard	1970	Owned	$292	9,600
Dundalk, Maryland 21222

Branch Office
2028 Joppa Road
Baltimore, Maryland 21234	2007	Leased	2,570	7,000

Branch Office
821 W. 36th Street
Baltimore, Maryland 21211	1988	Owned	96	1,100

Branch Office
12128 Long Green Pike
Glen Arm, Maryland 21057	1988	Leased	13	1,400

Branch Office
11630 Glen Arm Road
Glen Arm, Maryland 21057	2006	Leased	-	400

The net book value of the Bank’s investment in premises and equipment totaled $3.4 million at June 30, 2012. See Note 5 of Notes to Consolidated Financial Statements. The branch office located at 7802 Harford Rd, Baltimore, Maryland 21234 was closed in December, 2009 and is included in other assets at June 30, 2012.

Item 3. Legal Proceedings

From time to time, the Company is a party to various legal proceedings incident to its business. At June 30, 2012, there were no legal proceedings to which the Company was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company. There are no pending regulatory proceedings to which the Company is a party or to which any of their properties is subject which are currently expected to result in a material loss.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)         The information contained under the section captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2012 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b)         Not applicable.

(c)         The Company did not repurchase any shares of its common stock during the fourth quarter of the fiscal year ended June 30, 2012 and does not have any pending stock repurchase programs.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the forgoing criteria, management has concluded that, as of June 30, 2012, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report..

/s/ Michael J. Dee	/s/ John M. Wright
Michael J. Dee	John M. Wright
President and Chief Executive Officer	Senior Vice President and
Chief Financial Officer

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended June 30, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

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

(d) Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants & rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	$-	10,114

Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	10,114

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

Item 15. Exhibits and Financial Statement Schedules

(a)         List of Documents Filed as Part of this Report

(1)         Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 to this Annual Report on Form 10-K):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of June 30, 2012 and 2011

Consolidated Statements of Operations for the Years Ended June 30, 2012 and 2011

Consolidated Statements of Other Comprehensive Loss for the Years Ended June 30, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended June 30, 2012 and 2011

Notes to Consolidated Financial Statements

(2)         Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and also constitutes the Exhibit Index.

No.	Description
3.1	Articles of Incorporation of Patapsco Bancorp, Inc. and Articles Supplementary (1)
3.2	Bylaws of Patapsco Bancorp, Inc., as amended (2)
4.1	Form of Common Stock Certificate of Patapsco Bancorp, Inc. (3)
4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Patapsco Bancorp, Inc. (4)
4.3	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (4)
4.4	Form of warrant to purchase 300.003 shares of common stock of Patapsco Bancorp, Inc. (4)
4.5	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Patapsco Bancorp, Inc. (4)
4.6	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (4)
10.1	Letter Agreement and related Securities Purchase Agreement – Standard Terms, dated December 19, 2008, between Patapsco Bancorp, Inc. and United States Department of the Treasury (4)
10.2	Form of Waiver executed by each of Michael J. Dee, John M. Wright, and Laurence S. Mitchell (4)
10.3	Form of Letter Agreement between Patapsco Bancorp, Inc. and each of Michael J. Dee, John M. Wright, and Laurence S. Mitchell (4)
10.4	Patapsco Bancorp, Inc. 1996 Stock Option and Incentive Plan† (5)
10.5	Form of Amended and Restated Severance Agreement by and between The Patapsco Bank and Laurence S. Mitchell † (6)
10.6	Patapsco Bancorp, Inc. 2000 Stock Option and Incentive Plan† (7)
10.7	Patapsco Bancorp, Inc. 2004 Stock Incentive Plan† (8)
10.8	Employment Agreement by and between The Patapsco Bank and Michael J. Dee† (9)
10.9	Form of Amendment No. 1 to the Amended and Restated Severance Agreement by and between The Patapsco Bank and Laurence S. Mitchell † (10)
10.10	Severance Agreement between The Patapsco Bank and Phillip P. Phillips †(11)
13	Annual Report to Stockholders for the Fiscal Year Ended June 30, 2012
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
99.1	31 C.F.R. § 30.15 Certification of Chief Executive Officer
99.2	31 C.F.R. § 30.15 Certification of Chief Financial Officer
101*	The following materials from Patapsco Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) related Notes, tagged as blocks of text.

†	Management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000 (File No. 0-28032).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K for the event on July 23, 2008, filed with the SEC on July 25, 2008 (File No. 0-28032).
(3)	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A (File No. 0-28032).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K for the event on December 18, 2008, filed with the SEC on December 23, 2008 (File No. 0-28032).
(5)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1996 (File No. 0-28032).
(6)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB/A for the year ended June 30, 2006 filed on December 6, 2006 (File No. 0-28032).
(7)	Incorporated herein by reference from the Company’s Registration Statement on Form S-8 (File No. 333-49908).
(8)	Incorporated herein by reference from the Company’s Registration Statement on Form S-8 (File No. 333-122300).
(9)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 (File No. 0-28032).
(10)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-28032).
(11)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 (File No. 0-28032).

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATAPSCO BANCORP, INC.
September 25, 2012
	By:	/s/ Michael J. Dee
Michael J. Dee
President and Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Dee	September 25, 2012
Michael J. Dee
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John M. Wright	September 25, 2012
John M. Wright
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Thomas P. O’Neill	September 25, 2012
Thomas P. O’Neill
Chairman of the Board

/s/ Nicole N. Glaeser	September 25, 2012
Nicole N. Glaeser
Director

/s/ William R. Waters	September 25, 2012
William R. Waters
Director

/s/ Gary R. Bozel	September 25, 2012
Gary R. Bozel
Director

/s/ J. Thomas Hoffman	September 25, 2012
J. Thomas Hoffman
Director

